Form 10-Q
period 1997-09-30
TEKGRAF INC
filed 1997-12-22
CIK 1044167

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended September 30, 1997

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period from _____ to _________.

                           Commission File No. 0-23221

                                  TEKGRAF, INC.

Delaware                                 58-2033795
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

2979 Pacific Drive, Suite B              30071
Norcross, Georgia                        (Zip Code)
(Address of principal executive
 offices)

Registrar's telephone number, including area code (770) 441-1107

(Former name, former address and former fiscal year, if changed since last report):
Not Applicable

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes ____              No _X_

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

            Class                              Outstanding at December 15, 1997
            -----                              --------------------------------
Common Stock, $.001 par value                          5,433,333 shares

                                  TEKGRAF, INC.
                               INDEX TO FORM 10-Q

PART I. FINANCIAL INFORMATION                                               PAGE

     Item 1.  Consolidated Financial Statements

     Consolidated Balance Sheets as of
          December 31, 1996 and September 30, 1997 .......................   1-2

     Consolidated Statements of Operations for the three and
          nine months ended September 30, 1996 and 1997 ..................     3

     Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1996 and 1997 ..............................     4

     Notes to Consolidated Financial Statements ..........................   5-9

     Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations .......... 10-14

PART II. OTHER INFORMATION

     Item 2.  Changes in Securities and Use of Proceeds ..................    15

     Item 5.  Other Information ..........................................    16

     Item 6.  Exhibit and Reports on Form 8-K ............................    17

SIGNATURES ...............................................................    18

                         Part I - Financial Information

Item 1.  Financial Statements

                                  Tekgraf, Inc.
                           Consolidated Balance Sheets

                                                     December 31,  September 30,
                                                        1996           1997
                                                                    (Unaudited)
                       ASSETS

Current assets:

  Cash and cash equivalents                        $   633,027    $  1,108,103
  Accounts receivable, less allowance for
    doubtful accounts of $35,000 and $86,000 at
    December 31, 1996 and September 30, 1997,
    respectively                                     1,621,180      11,065,716
  Inventories, net                                     636,019       3,413,294
  Due from related entities                                            189,609
  Prepaid expenses and other assets                                     93,206
  Deferred offering costs                                              536,692
  Deferred income taxes                                  1,500          39,000
                                                   -----------    ------------
      Total current assets                           2,891,726      16,445,620
                                                   -----------    ------------
Property and equipment:
  Furniture and fixtures                                83,294         188,658
  Computer equipment                                    36,225         343,790
                                                   -----------    ------------
                                                       119,519         532,448
  Less accumulated depreciation                        (62,765)       (137,665)
                                                   -----------    ------------
                                                        56,754         394,783

Goodwill, net                                                        6,357,819
Other assets                                            58,629         112,649
                                                   -----------    ------------
      Total assets                                 $ 3,007,109    $ 23,310,871
                                                   ===========    ============

                                  Tekgraf, Inc.
                     Consolidated Balance Sheets, Continued

                                                    December 31,   September 30,
                                                       1996            1997
                                                                    (Unaudited)

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Current debt                                                      $3,087,182
  Due to acquisition stockholders (see Note 4)                       1,057,737
  Note payable, stockholders                                            40,000
  Due to stockholders, net                            $2,211,164
  Due to related entities, net                                       2,119,632
  Accounts payable                                       711,125     6,445,157
  Accrued expenses                                        69,408       198,036
  Income taxes payable                                     4,100       429,020
                                                      ----------   -----------
        Total current liabilities                      2,995,797    13,376,764
                                                      ----------   -----------
Debt, less current maturities                                          232,097
Note payable, stockholder                                               50,000
Deferred income taxes                                      1,200

Commitments and contingencies

Stockholders' equity:
  Class A Common Stock, $.001 par value,
     31,666,667 shares authorized; no shares
     issued and outstanding at December 31, 1996
     and September 30, 1997; holders of Class A
     Common Stock are entitled to one vote per
     share (see Note 8)
  Class B Common Stock, $.001 par value, 3,333,333
     shares authorized; 1,141,333 shares issued and
     outstanding at December 31, 1996 and 3,333,333
     shares issued and outstanding at September 30,
     1997;  holders of Class B Common Stock are
     entitled to five votes per share (see Note 8)         1,141         3,333
  Preferred Stock, $.001 par value, 5,000,000 shares
     authorized; no shares issued and outstanding at
     December 31, 1996 and September 30, 1997
Due from acquisition stockholders (see Note 4)                        (433,882)
Due from pre-acquisition stockholders (see Note 4)                    (870,000)
Additional paid-in capital                                          10,613,766
Retained earnings                                          8,971       338,793
                                                      ----------   -----------
        Total stockholders' equity                        10,112     9,652,010
                                                      ----------   -----------
        Total liabilities and stockholders' equity    $3,007,109   $23,310,871
                                                      ==========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  Tekgraf, Inc.
                      Consolidated Statements of Operations

                                                    Three Months                  Nine Months
                                                 Ended September 30,            Ended September 30,
                                             -------------------------     ----------------------------
                                                 1996         1997            1996             1997
                                                    (Unaudited)                    (Unaudited)

Net sales                                    $3,282,468    $18,536,085     $10,132,798      $30,987,966
Cost of goods sold                            2,624,390     15,526,519       8,322,766       26,132,832
                                             ----------    -----------     -----------      -----------
      Gross profit                              658,078      3,009,566       1,810,032        4,855,134

Operating expenses:

  Selling, general and
     administrative                             644,332      2,384,393       1,560,479        3,799,626
  Depreciation                                    1,441         40,451          16,787           74,900
  Amortization                                                 110,605                          144,000
                                             ----------    -----------     -----------      -----------
      Income from operations                     12,305        474,117         232,766          836,608

Other income (expense), net                     (21,839)        43,245          18,182           64,093
Interest expense                                 37,000        138,489          97,000          246,759
                                             ----------    -----------     -----------      -----------
      Income (loss) before provision for
         income taxes and minority interest     (46,534)       378,873         153,948          653,942

Provision for income taxes                                     191,416          13,000          314,000
                                             ----------    -----------     -----------      -----------
      Income (loss) before minority interest    (46,534)       187,457         140,948          339,942

Minority interest                                14,268          4,509         (10,312)         (10,120)
                                             ----------    -----------     -----------      -----------
      Net income (loss)                      $  (32,266)   $   191,966     $   130,636      $   329,822
                                             ==========    ===========     ===========      ===========
Primary and fully diluted weighted
  average shares outstanding                  1,084,266      3,166,666       1,084,266        2,009,777
                                             ==========    ===========     ===========      ===========
Primary and fully diluted net income
  (loss) per share                           $     (.03)   $       .06     $       .12      $       .16
                                             ==========    ===========     ===========      ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  Tekgraf, Inc.
                      Consolidated Statements of Cash Flows

                                                          Nine Months Ended
                                                             September 30,
                                                     ---------------------------
                                                           1996        1997
                                                             (Unaudited)

Cash flows from operating activities:
   Net income                                        $    130,636  $    329,822
   Adjustments to reconcile net income to net cash
     provided (used) by operating activities:
         Depreciation                                      16,787        74,900
         Minority interest                                  7,807
         Amortization                                                   144,000
         Provision for doubtful
            accounts receivable                            10,000        50,834
         Deferred income taxes                              8,900       (38,700)
         Changes  in net assets
            and liabilities, net of the
            effects of the acquisitions:
             Accounts receivable                           32,941    (3,044,714)
             Inventories                                 (171,724)    1,023,294
             Other assets and prepaid expenses               (251)      155,142
             Accounts payable and accrued expenses         66,265       402,292
             Income taxes payable                           4,100       352,700
             Due from related entities                                  177,575
                                                     ------------  ------------
                 Net cash provided (used) by
                   operating activities                   105,461      (372,855)
                                                     ------------  ------------
Cash flows from investing activities:
   Cash acquired from acquisitions, net of
      acquisition costs of $88,677                                      349,482
   Payments for purchase of property and equipment        (47,691)      (59,609)
                                                     ------------  ------------
                 Net cash provided (used) by
                     investing activities                 (47,691)      289,873
                                                     ------------  ------------
Cash flows from financing activities:
         Advance to related entities                     (130,564)
         Advance from stockholders                        472,432
         Repayment of advance from stockholders
            and related entities                                       (200,593)
         Proceeds from debt                                           1,048,343
         Payments for offering costs                                   (289,692)
                                                     ------------  ------------
                 Net cash provided by financing
                     activities                           341,868       558,058
                                                     ------------  ------------
Increase in cash and cash equivalents                     399,638       475,076
Cash and cash equivalents, beginning of period            305,821       633,027
                                                     ------------  ------------
Cash and cash equivalents, end of period             $    705,459  $  1,108,103
                                                     ============  ============
Supplemental non-cash investing and financing
   activities:
June 2, 1997 acquisitions:
   Fair value of stock issued                                      $  9,485,537
   Other acquisition costs                                               88,677
   Fair value of liabilities assumed                                  8,982,850
   Fair value of assets acquired                                    (12,055,245)
                                                                   ------------
   Goodwill                                                        $  6,501,819
                                                                   ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

Tekgraf, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation:

     The accompanying unaudited interim consolidated financial statements as of September 30, 1997 and for the three and nine months ended September 30, 1996 and 1997 have not been audited by independent accountants. However, they have been prepared in conformity with the accounting principles stated in the audited financial statements for the year ended December 31, 1996 and include all adjustments, which were of a normal and recurring nature which, in the opinion of management are necessary to present fairly the financial position of the Company and the results of operations and cash flows for each of the periods presented. The operating results for the interim periods are not necessarily indicative of results for the full year. In addition, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form S-1 filed with the Securities and Exchange Commission.

2. Inventories:

     Inventories are stated at the lower of cost (determined principally by the first-in, first-out method) or market. At September 30, 1997, net inventory consists of the following:


         Component materials                                $  861,070
         Finished goods                                      2,552,224
                                                           ----------
                                                            $3,413,294
                                                            ==========

     The Company maintains a reserve for its estimate of excess, obsolete and damaged goods. In most instances, the Company receives warranties on its products from its vendors which are at least equivalent to those it provides to its customers.

3. Goodwill:

     Goodwill is amortized over its estimated economic life or period of future benefit. The Company is currently amortizing goodwill, associated with the acquisitions described in Note 4, on a straight-line basis of 15 years. This estimated life is a composite of many factors which are subject to change because of the nature of the Company's operations. This is particularly true because goodwill reflects value attributable to the going concern nature of acquired businesses, the stability of their operations, market presence and reputation. Accordingly, at each reporting period, the Company evaluates the continued appropriateness of this life and recoverability of the carrying value of the goodwill based upon current and future levels of income and cash flows as well as the latest available economic factors and circumstances. Impairment of value, if any, is recognized in the period in which it is determined. The Company does not believe that there are any facts or circumstances indicating impairment of goodwill at September 30, 1997.

4. Acquisitions:

     Effective June 2, 1997, the Company completed the acquisition of 100% of the outstanding common stock of G&R Marketing, Inc., Microsouth, Inc., Tekgraf, inc., Computer Graphics Distributing Company, Intelligent Products Marketing, Inc., and IG Distribution, Inc. (collectively, the "Subsidiaries") in exchange for the issuance of 2,192,000 shares of common stock of the Company (the "Acquisitions"). The Subsidiaries are regional distributors and marketers of computer graphics hardware and software. Customers consist primarily of value added resellers and vertical solution providers.

     Pursuant to the terms of the stock purchase agreements (the "Agreements"), the Subsidiaries are required to deliver a defined guaranteed net asset value ("NAV"). The Subsidiaries' preliminary excess net book value over the NAV of $1,058,000 will be distributed in cash to the stockholders of the Subsidiaries. It is anticipated that the excess NAV will be distributed during December 1997 and the first quarter of 1998 from cash balances. The Subsidiaries' preliminary deficit NAV over the net book value of $434,000 will be collected from the former stockholders of the Subsidiaries. It is anticipated that these amounts will be collected during the first quarter of 1998.

     Pursuant to the terms of the Agreements, the pre-acquisition stockholders of the Company agreed to contribute approximately $870,000 to capital. This contribution occurred during November 1997.

     The Acquisitions were recorded under the purchase method of accounting; and accordingly, the results of operations of the Acquisitions for the period June 3, 1997 through September 30, 1997 are included in the accompanying unaudited consolidated financial statements of the Company. The purchase prices have been allocated to assets acquired and liabilities assumed based on the estimated fair value of the Company's common stock on the date of Acquisitions.

     The following unaudited pro forma summary combines the consolidated results of the Company and the Subsidiaries as if the Acquisitions had occurred at the beginning of the earliest period presented, after giving effect to certain adjustments, including elimination of revenue and expenses related to affiliated entities of the Subsidiaries which were not acquired by the Company, adjustments in compensation levels that have been contractually agreed to, elimination of amortization related to negative goodwill, elimination of pro rata interest expense incurred on capital to be contributed by the pre-combination stockholders of the Company, related income tax effects, elimination of transactions between the Subsidiaries, and amortization of intangible assets. In addition, the earnings per share amounts give effect to the combination and subsequent recapitalization, that the Company completed during November 1997 and the weighted average shares outstanding exclude 166,667 escrow shares. The pro forma summary does not purport to represent what the Company's results of operations would actually have been if the Acquisitions in fact had occurred at the beginning of the earliest period presented or to project the Company's results of operations for any future period.

                                                            For the nine
                                                            months ended
                                                            September 30,
                                                    ----------------------------
                                                       1996              1997

         Net sales                                  $50,364,326      $52,858,711
         Gross profit                                 8,097,479        8,829,498
         Income from operations                       1,937,919        2,306,925
         Income before taxes                          1,748,082        2,146,839
         Net income                                     898,690        1,106,236
         Primary and fully diluted income
            per share                                       .28              .35
         Weighted average shares outstanding          3,166,666        3,166,666

5. Income Taxes:

     The Company's effective tax rate was 0% and 8.4% for the three months and nine months ended September 30, 1996, respectively. The difference between the Company's effective and statutory tax rates for both periods resulted primarily from losses or actual annual income levels. The Company's effective tax rate was 50.5% and 48.0% for the three months and nine months ended September 30, 1997, respectively. The difference between the Company's effective and statutory tax rates for both periods resulted primarily from state taxes net of the federal benefit and the amortization of non-deductible goodwill associated with the Acquisitions discussed in
     Note 4.

6. Net Income (Loss) Per Common Share:

     Primary and fully diluted net income (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period. There were no common stock equivalents during each of the periods presented. At September 30, 1997, the primary and fully diluted weighted average shares exclude the escrow shares (Note 8) and was determined as follows:

         Shares outstanding from beginning of period                  1,141,333
         Weighted average shares issued on June 2, 1997 in
                  connection with the acquisitions                      974,222
         Weighted average escrow shares                                (105,778)
                                                                      ---------
                                                                      2,009,777
                                                                      =========

7. Future Adoption of Recently Issued Accounting Standards:

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS No. 131"), No. 130, Reporting Comprehensive Income ("SFAS No. 130"), No. 129, Disclosure of Information About Capital Structure ("SFAS No. 129"), and No. 128, Earnings Per Share ("SFAS No.
     128"). SFAS No. 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 129 consolidates the existing requirements to disclose certain information about an entity's capital structure, and SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share. These Standards are effective for years beginning after December 15, 1997.

     The Company believes that the impact of these Standards, when adopted, will not have a material impact on the Company's consolidated financial statements.

8. Subsequent Events:

     Stock Splits and Recapitalization

     Class  A  Common  Stock  -  On  June  2,  1997,   in   connection   with  a
     reincorporation in Delaware, the Company authorized 31,000,000 shares of Class A Common Stock, $.001 par value.

     Class B Common Stock - On May 1, 1997, the Company increased the outstanding shares from 100 to 3,424 by declaring a 34.24-for-1 stock split of the Company's common stock (par value of $1.00). On June 2, 1997, in connection with a reincorporation in Delaware, the Company declared a 400-for-1 stock split of the Company's common stock pursuant to which all of the Company's outstanding common stock were exchanged for 4,000,000 shares of Class B Common Stock with a par value of $.001. During October 1997, the Company effected a .8333325-for-1 reverse stock split pursuant to which the outstanding shares of Class B Common Stock were exchanged for 3,333,333 shares of Class B Common Stock. At such time, the Company authorized 31,666,667 shares of Class A Common Stock and 3,333,333 shares of Class B Common Stock.

     Preferred Stock - On June 2, 1997, in connection with a reincorporation in Delaware, the Company authorized 5,000,000 shares of preferred stock. The Board of Directors will have the authority to issue the preferred stock in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights and terms of redemption and liquidation preferences, without further vote or action by the stockholders.

     The consolidated financial statements have been retroactively adjusted for these events. As part of the reincorporation, the Company changed its name to Tekgraf, Inc.

     Initial Public Offering

     On November 10, 1997, the Company completed the initial public offering of its securities.

     In connection with the Company's registration of its securities, the Company offered 2,100,000 units consisting of one share of Class A Common Stock and one redeemable warrant. Each warrant would entitle the holder to purchase one share of Class A Common Stock at an exercise price of $8.40, which is subject to adjustment.

     Letters of Intent

     The Company has entered into letters of intent for the acquisition of four computer graphic wholesale distribution companies. The letters of intent provide for the issuance by the Company of an aggregate of 1,350,000 shares of its Class A Common Stock in exchange for the acquisition of all of the assets and the assumption of certain of the liabilities of the companies. Completion of the proposed acquisitions is dependent upon completion of due diligence and the negotiation of definitive asset purchase agreements and there can be no assurance that all or any of such proposed acquisitions will be consummated. The Company will account for these acquisitions as purchases.

Item 2.

Management's Discussion and Analysis of Financial Condition and
Results of Operations

Except for the descriptions of historical facts contained herein, statements concerning future results, performance or expectations are forward-looking statements that involve risks and uncertainties. Actual results, performance or developments could differ materially for those implied by such forward-looking statements as a result of known and unknown risks and other factors including those described from time to time in the Company's filings with the Securities and Exchange Commission under the heading "Risk Factors" and elsewhere, which should be read in conjunction with this document. Among such factors are risks relating to acquisitions, competition and pricing pressures, dependence on acquiring and maintaining distribution arrangements with manufacturers, dependence on certain suppliers and economic conditions.

Results of Operations

Effective June 2, 1997, the Company acquired the outstanding common stock of the Subsidiaries. Accordingly, the results of operations for the three months ended September 30, 1997 (the "1997 quarter") represents the first full quarter which includes the consolidated results of operations of the Company and the Subsidiaries.

The Company has included herein, in tabular form, results of operations and period-to-period comparisons based on the consolidated results of operations of the Company and the Subsidiaries, giving effect to certain pro forma adjustments. However, the pro forma operating results do not purport to represent what the Company's actual results of operations would have been had the Acquisitions occurred at the beginning of each period presented. Accordingly, the Company believes that explanations of period-to period comparisons may not be meaningful.

The following table sets forth, for the periods indicated, the unaudited pro forma consolidated results of operations of the Company and the Subsidiaries as if the Acquisitions had occurred at the beginning of the earliest period presented, after giving effect to certain adjustments, including elimination of revenue and expenses related to affiliated entities of the Subsidiaries which were not acquired by the Company, adjustments in compensation levels that have been contractually agreed to, elimination of amortization related to negative goodwill, elimination of the pro rata interest expense incurred on capital to be contributed by the pre-combination stockholders of the Company, related income tax effects, elimination of transactions between the Subsidiaries, and amortization of intangible assets. The three and nine-month periods ended September 30, 1997 include a pro forma adjustment to eliminate the effect of certain inventory purchase accounting adjustments. The earnings per share amounts give effect to the combination and subsequent recapitalization, and the weighted average shares outstanding exclude 166,667 escrow shares.

The changes in operations on a historical basis, for both the three and nine-month periods ended September 30, 1997 compared to the same periods in 1996, are due to the acquisitions which were effective June 2, 1997.

Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

                                                                                                          Period-to-Period Change
                                                                                                           Three           Nine
                                                                                                           Months          Months
                                                                                                           Ended           Ended
                                                                                                              September 30,
                                            Three Months Ended               Nine Months Ended           ------------------------
                                                September 30,                   September 30,               1996          1996
                                       ----------------------------      ---------------------------         vs            vs
                                           1996             1997            1996            1997            1997          1997
Net sales                              $16,892,184      $18,536,085      $50,364,326     $52,858,711     $1,643,901    $2,494,385
Cost of goods sold                      14,046,301       15,321,832       42,266,847      44,029,213      1,275,531     1,762,366
                                       -----------      -----------      -----------     -----------     ----------    ----------
    Gross profit                         2,845,883        3,214,253        8,097,479       8,829,498        368,370       732,019

SGA                                      2,073,395        2,384,393        5,707,975       6,062,678        310,998       354,703
Depreciation                                29,766           40,451          127,585         135,895         10,685         8,310
Amortization                               108,000          108,000          324,000         324,000           --            --
                                       -----------      -----------      -----------     -----------     ----------    ----------
    Income from operations                 634,722          681,409        1,937,919       2,306,925         46,687       369,006

Other income                                11,526           54,546          109,627         111,280         43,020         1,653
Interest expense                           106,061          100,671          299,464         271,366         (5,390)      (28,098)
                                       -----------      -----------      -----------     -----------     ----------    ----------
    Income before taxes                    540,187          635,284        1,748,082       2,146,839         95,097       398,757

Income taxes                               259,290          304,936          839,080       1,030,483         45,646       191,403
                                       -----------      -----------      -----------     -----------     ----------    ----------
    Income before minority interest        280,897          330,348          909,002       1,116,356         49,451       207,354

Minority interest                           14,268            4,509          (10,312)        (10,120)        (9,759)          192
                                       -----------      -----------      -----------     -----------     ----------    ----------
    Net income                         $   295,165      $   334,857      $   898,690     $ 1,106,236     $   39,692    $  207,546
                                       ===========      ===========      ===========     ===========     ==========    ==========
Primary and fully-diluted
    earnings per share                 $       .09      $       .11      $       .28     $       .35
                                       ===========      ===========      ===========     ===========
Weighted average shares
    outstanding                          3,166,666        3,166,666        3,166,666       3,166,666
                                       ===========      ===========      ===========     ===========

Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

The following table sets forth, for the periods indicated, selected unaudited pro forma financial information expressed as a percentage of net sales and the period-to-period change in such information.

                                                                                               Period-to-Period Change
                                                                                                  Three       Nine
                                                                                                  Months      Months
                                                                                                  Ended       Ended
                                                                                                     September 30,
                                           Three Months Ended           Nine Months Ended      -----------------------
                                              September 30,                September 30,           1996          1996
                                          -------------------           ------------------          vs            vs
                                           1996         1997             1996       1997           1997          1997

Net sales                                 100.00%      100.00%          100.00%    100.00%          9.73%         4.95%
Cost of goods sold                         83.15        82.66            83.92      83.30           9.08          4.17
                                          ------       ------           ------     ------           ----        ------
    Gross profit                           16.85        17.34            16.08      16.70          12.94          9.04

SGA                                        12.27        12.86            11.33      11.47          15.00          6.21
Depreciation                                0.18         0.22             0.25       0.26          35.90          6.51
Amortization                                0.64         0.58             0.64       0.61           --            --
                                          ------       ------           ------     ------           ----        ------
    Income from operations                  3.76         3.68             3.85       4.36           7.36         19.04

Other income                                0.07         0.29             0.22       0.21         373.26          1.51
Interest expense                            0.63         0.54             0.59       0.51          (5.08)        (9.38)
                                          ------       ------           ------     ------           ----        ------
    Income before taxes                     3.20         3.43             3.47       4.06          17.60         22.81

Income taxes                                1.53         1.65             1.67       1.95          17.60         22.81
                                          ------       ------           ------     ------           ----        ------
    Income before minority interest         1.66         1.78             1.80       2.11          17.60         22.81

Minority interest                           0.08         0.02            (0.02)     (0.02)        (68.40)        (1.86)
                                          ------       ------           ------     ------           ----        ------
Net income                                  1.75%        1.81%            1.78%      2.09%         13.45%        23.09%
                                          ======       ======           ======     ======           ====        ======

Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

The Company had net sales of $18.54 million and $52.86 million for the 1997 quarter and the nine months ended September 30, 1997 (the "1997 nine months"), respectively, reflecting increases of approximately 9.7% or $1.64 million and 5.0% or $2.5 million, respectively, from the comparable periods of 1996. Net sales of the Graphics Division increased 3.0% to $14.38 million during the 1997 quarter and by 2.8% to $41.87 million during the 1997 nine months as a result of the expansion of certain product lines from existing vendors. Net sales of the Technology Division increased 26.6% to $4.16 million and 8.4% to $10.99 million during the quarter and nine months ended September 30, 1997, respectively, as a result of expanded sales in the high-end server market and an increase in product demand.

Gross profit for the 1997 quarter was $3.2 million or 17.3% of net sales.

The Company experienced strong sales during October 1997; however, sales were lower than anticipated during November 1997. The Company believes that such trend has continued into December, and the fourth quarter of 1997 will be adversely impacted.

Selling, general and administrative expenses as a percentage of net sales was 12.9% in the 1997 quarter.

Liquidity and Capital Resources

The following table sets forth the as adjusted stockholders' equity of the Company as of September 30, 1997 giving effect to (i) the offering completed in November 1997, (ii) the contribution to capital of $870,000 by the
pre-acquisition   stockholders  of  the  Company;  and  (iii)  the  payment  and collection of amounts due from the acquisition stockholders of approximately $1,058,000 and $434,000, respectively.

         Class A common stock                              $     2,100
         Class B common stock                                    3,333
         Additional paid-in capital                         20,990,766
         Retained earnings                                     338,793
                                                           -----------
                                                           $21,334,992
                                                           ===========

Historically, the Company has financed its operations through a combination of cash flow from operations, bank borrowings and stockholder contributions to capital. The Company's capital requirements have arisen primarily in connection with purchases of fixed assets, including acquisitions.

Management's Discussion and Analysis of Financial Condition and Results of Operations, (Continued)

In connection with the Company's initial public stock offering ("IPO") in November 1997, the Company issued 2,100,000 units, each consisting of one share of Class A Common Stock and one redeemable warrant, for $6.00 per unit for gross proceeds of $12,600,000. After the payment of underwriting discounts and commissions and other expenses of the offering, the net proceeds to the Company were $10,377,000.

Proceeds from the IPO were also used to repay (i) bank debt of $1,391,000, (ii) debt to an affiliated entity of $2,039,000 and (iii) debt to a stockholder of the Company of $125,000. Concurrently with these payments, certain stockholders of the Company made an aggregate capital contribution to the Company of $870,000. In conjunction with repayment of the bank debt, the Company terminated its line of credit facilities with the related banks.

The Company will make purchase price adjustments during December 1997 and the first quarter of 1998 for excess net book value over net asset value ("NAV") to former stockholders of the Subsidiaries of $1,058,000. In addition, deficit NAV over net book value of $434,000 will be collected from former shareholders of the Subsidiaries during the first quarter of 1998.

In November 1997, a company owned by affiliates of the Company sold an office building and repaid related bank borrowings, which had been guaranteed by the Company. Subsequent to the sale and repayment of the debt, the Company has no further guarantees or obligations relating to the Company.

The Company believes that its cash balances and cash flows from operations will be sufficient to meet its working capital and capital requirements for the coming year.

A key element of the Company's strategy is to continue to expand through acquisitions of companies engaged in the distribution and/or marketing of computers and/or computer hardware, software and peripherals. The Company believes that it will be successful in acquiring such companies through the use of common stock, cash or a combination of the two. The Company will also seek to establish a secured or unsecured line of credit to be used for future acquisitions if required.

Other Information

The Company is aware of recent published reports to the effect that the District Attorney's office in New York County is conducting an investigation into various activities of D.H. Blair & Co., Inc. a member of the selling group with respect to the Company's IPO. The Company believes this negative publicity may have had a material adverse impact on the market price of the Company's securities, reputation and acquisition strategy and is consulting with its advisers to redress these issues.

The Company has entered into letters of intent for the acquisition of four computer graphics companies. See "Part II - Item 5. Other Information."

                           Part II- Other Information

Item 2.  Changes in Securities and Use of Proceeds

In November 1997, the Company completed an initial public stock offering of its securities ("IPO") in which it issued 2,100,000 units, each unit consisting of one share of Class A Common Stock and one redeemable common stock purchase warrant, for gross proceeds of $12,600,000. The Company paid the underwriters of the IPO $945,000 in underwriting discounts and commissions and $378,000 for non-accountable expenses. The Company incurred additional expenses related to the IPO of $900,000. These included $442,000 for accounting fees and expenses, $267,000 for legal fees and expenses, $147,000 for printing and engraving expenses, $40,000 for filing and registration fees and $4,000 in other expenses.

Proceeds from the IPO were also used to repay (i) bank debt of $1,291,000, (ii) debt to an affiliated entity of $2,039,000 and (iii) debt to a stockholder of the Company of $125,000. Concurrently with these payments, certain stockholders of the Company made an aggregate capital contribution to the Company of $870,000.

Item 5.  Other Information

The Company has entered into letters of intent for the acquisition of four computer graphics wholesale distribution companies. The letters of intent provide for the issuance by the Company of an aggregate of 1,350,000 shares of its Class A Common Stock in exchange for the acquisition of all of the assets and the assumption of certain of the liabilities of the companies. The number of shares to be issued is subject to adjustment in the event warranted earnings levels are either not met or are exceeded. Completion of the proposed acquisitions is dependent upon completion of due diligence and the negotiation of definitive asset purchase agreements and there can be no assurance that all or any of such proposed acquisitions will be consummated. The Company will account for these acquisitions as purchases.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
          27 - Financial Data Schedule

(b) Reports on Form 8-K
          None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          TEKGRAF, INC.

Date:  December 22, 1997                      By:  /s/ Phillip C. Aginsky
                                                   -----------------------------
                                                   Phillip C. Aginsky, Chairman
                                                   and Chief Executive Officer
                                                   (Principal Executive Officer)

Date:  December 22, 1997                      By:  /s/ Peter C. Armstrong
                                                   -----------------------------
                                                   Peter C. Armstrong,
                                                   Chief Financial Officer
                                                   (Principal Financial and
                                                   Accounting Officer)