Form 10-K
period 1997-12-31
TEKGRAF INC
filed 1998-03-31
CIK 1044167

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                               ----------------
                                   FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                         COMMISSION FILE NO. 000-23221

                                 TEKGRAF, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              Delaware                                  58-2033795
   (State or other jurisdiction                       (IRS Employer
 of incorporation or organization)                Identification Number)

              2979 Pacific Drive, Suite B, Norcross, Georgia 30071 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                (770) 441-1107
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                      CLASS A COMMON STOCK, $.001 PAR VALUE
                                       AND
         WARRANTS TO PURCHASE CLASS A COMMON STOCK, $8.40 EXERCISE PRICE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes: X     No:
                                ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $7,625,000 at March 27,1998. There were no shares of the Class B Common Stock held by non-affiliates of the registrant at March 27, 1998.

         The number of shares of Class A and Class B Common Stock outstanding as of March 27, 1998 was 2,100,000 and 3,333,333, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's Definitive Proxy statement for the 1998 Annual Meeting of Stockholders of Tekgraf, Inc. are incorporated by reference into Part III of this Annual Report on Form 10-K. Various exhibits to the Registrant's Registration Statement on Form S-1, File Number 333-33449, are incorporated by reference into the Exhibits to this Annual Report on Form 10-K.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  TEKGRAF, INC.


                                TABLE OF CONTENTS

ITEM                                                                                             PAGE
----                                                                                             ----
PART I

1. Business......................................................................................  3

2. Properties.................................................................................... 13

3. Legal Proceedings............................................................................. 14

4. Submission of Matters to a Vote of Security Holders........................................... 15

PART II

5. Market for the Company's Common Equity and Related
               Shareholder Matters............................................................... 15

6. Selected Financial Data....................................................................... 18

7. Management's Discussion and Analysis of Results of
               Operations and Financial Condition................................................ 19

8. Financial Statements and Supplementary Data................................................... 26

9. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure............................................... 26

PART III

10. Directors and Executive Officers of the Company.............................................. 26

11. Executive Compensation....................................................................... 26

12. Security Ownership of Certain Beneficial Owners and
               Management........................................................................ 26

13. Certain Relationships and Related Transactions............................................... 26

PART IV

14. Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.........................................................................  26
    Signatures..................................................................................  30
    Index of Exhibits........................................................................... E-1

                                     PART I

ITEM 1. BUSINESS.

         This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Private Securities Litigation Reform Act."

Overview

          Tekgraf, Inc.("the Company") is engaged in the manufacture, configuration, distribution and servicing of computers and computer peripherals, hardware and software. The Company commenced operations in February 1993 for the purpose of engaging in the manufacture of custom or "made-to order" premium servers and network workstations under the brand name "Crescent Computer". In December 1994, the Company acquired a controlling interest in Prisym Technologies, Inc. of Georgia ("Prisym"), an authorized reseller of equipment manufactured by Digital Equipment Corporation (a "DEC Reseller").

          In June 1997, the Company completed the acquisition of all of the outstanding capital stock of G&R Marketing, Inc., Microsouth, Inc., tekgraf, inc., Computer Graphics Distributing Company, Intelligent Products Marketing, Inc. and IG Distribution, Inc. (the "1997 Acquisitions")in exchange for 2,192,000 shares (giving effect to the .83333325-for-one stock split effected in October 1997)of Class B Common Stock of the Company. All of the acquired companies are regional distributors specializing in computer graphics technologies. Subsequent to the 1997 Acquisitions, the Company reincorporated by merger under the laws of the State of Delaware into a wholly owned Delaware subsidiary (the "Merger") and changed its name to Tekgraf, Inc. In connection therewith, the Company reorganized its operations into two divisions: the Graphics Division, a wholesale distribution network of high-end computer graphics products; and the Technology Division, which is engaged in the manufacture, sale and support of the Crescent Computer and distribution of related components and DEC Reseller activities.

          On November 10, 1997, the Company completed the initial public offering of its securities (the "Offering"). In the Offering, the Company offered 2,100,000 units (the "Units") at a price of $6.00 per Unit, with each unit consisting of one share of Class A Common Stock and one redeemable warrant (a "Warrant"). Each Warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $8.40, subject to adjustment. See "Price Range of Class A Common Stock and Warrants."

Strategy

          The Company's overall business strategy is to become a nationally recognized, vertically oriented provider of computer products and services. The Company intends to accomplish this goal through internal growth of its operating divisions, acquisitions of complementary businesses and expansion into selected international markets.

          Internal Growth. The Company anticipates that it will be able to expand its operations through internal growth of each of its operating divisions. The Company will seek to increase the customer base of the Technology Division by utilizing the consolidated marketing and distribution structure of the Graphics Division achieved as a result of the 1997 Acquisitions, by increased marketing of the Crescent Computer to selected markets, and through enhanced product and service offerings. The Company believes that the increased technical personnel and capabilities will enable Prisym to achieve higher certifications with DEC, thereby broadening the product mix available to customers.


Acquisition Strategy and the 1998 Acquisitions

          The Company intends to expand its operations through acquisitions of complementary businesses. The Company intends to focus its acquisition activities on profitable technology companies that can be integrated into the Company's existing divisional structure, increase divisional revenues, expand the geographic and technical scope of the Company's operations and offer a greater range of products and services to existing and potential customers.

         The Company continually explores acquisition possibilities and has targeted certain computer graphics distributors. On March 23, 1998, the Company entered into two agreements and plans of merger and on March 25, 1998 entered into a third agreement and plan of merger (the "1998 Acquisitions") to acquire three computer graphics wholesale companies. It is expected that each acquisition will be accounted for as a purchase and will be treated as a tax-free reorganization to the extent permissible. The agreement and plan of merger (the "CGT Agreement") by and between the Company, Tekgraf Sub I, Inc., a Georgia corporation ("Tekgraf Sub I"), Computer Graphics Technology, Inc., a South Carolina corporation ("CGT"), and its shareholders (the "CGT Shareholders") provides that CGT will merge with and into Tekgraf Sub I in exchange for delivery to the CGT Shareholders of aggregate consideration of 330,000 unregistered shares of the Company's Class A Common Stock and $500,000 in cash. The consideration to be delivered to the CGT Shareholders is subject to adjustment based on certain profitability and net asset value guarantees made by CGT. To secure these guarantees, $100,000 of the cash and 20% of the shares to be issued to the CGT Shareholders will be placed in escrow, and another 20% of the shares to be issued to the CGT Shareholders will be placed in escrow to secure various representations, warranties, and other provisions contained in the CGT Agreement. The closing of the merger of CGT into Tekgraf Sub I is scheduled for April 1, 1998, subject to the satisfactory completion of due diligence, the receipt of regulatory approvals and consents, and other conditions to closing. CGT, which is headquartered in Greenville, South Carolina, is a computer graphics distribution company focused on the Southeast.


         The agreement and plan of merger (the "MGD Agreement") by and between the Company, Tekgraf Sub II, Inc., a Georgia corporation ("Tekgraf Sub II"), Martec, Inc., a California corporation doing business as Media Graphics Distribution and MGD ("MGD"), and its shareholders (the "MGD Shareholders"), provides that MGD will merge with and into Tekgraf Sub II in exchange for delivery to the MGD Shareholders of aggregate consideration of 300,000 unregistered shares of the Company's Class A Common Stock and $500,000 in cash. The consideration to be received by the MGD Shareholders is subject to adjustment based on certain profitability and net asset value guarantees made by MGD. To secure these guarantees, $150,000 of the cash and 20% of the shares to be issued to the MGD Shareholders will be placed in escrow, and another 20% of the shares to be issued to the MGD Shareholders will be placed in escrow to secure various representations, warranties, and other provisions contained in the MGD Agreement. The closing of the merger of MGD into Tekgraf Sub II is scheduled for April 30, 1998, subject to the satisfactory completion of due diligence, the receipt of regulatory approvals and consents, and other conditions to closing. MGD is a computer graphics distribution company headquartered in Torrance, California.



         The agreement and plan of merger, as amended (the "NECG Agreement"), by and between the Company, Tekgraf Sub III, Inc., a Georgia corporation ("Tekgraf Sub III"), New England Computer Graphics, Inc., a Massachusetts corporation ("NECG"), and its shareholders (the "NECG Shareholders"), provides that NECG will merge with and into Tekgraf Sub III in exchange for delivery to the NECG Shareholders of aggregate consideration of 265,000 unregistered shares of the Company's Class A Common Stock and $415,000 in cash. The consideration to be received by the NECG Shareholders is subject to adjustment based on certain profitability and net asset value guarantees made by NECG. To secure these guarantees, $75,000 of the cash and 25% of the shares to be issued to the NECG Shareholders will be placed in escrow, and another 25% of the shares to be issued to the NECG Shareholders will be placed in escrow to secure various representations, warranties, and other provisions contained in the NECG Agreement. The closing of the merger of NECG into Tekgraf Sub III is scheduled for April 30, 1998, subject to the satisfactory completion of due diligence, the receipt of regulatory approvals and consents, and other conditions to closing. William M. Rychel, a director and shareholder of the Company, owns approximately 14% of the outstanding common stock of NECG, and Thomas Gust, a shareholder of the Company, and Lowell Nerenberg, a shareholder and an employee of the Company, own approximately 14% and 28%, respectively, of NECG. The acquisition of NECG was approved by the unanimous vote of the disinterested directors of the Company. NECG is headquartered in Westford, Massachusetts and also has offices in Mississaugua, Ontario. It is engaged in selling computer graphics products through a network of resellers focused on the pre-press, wideformat color graphics, and electronic document management and storage markets in New England, upper New York State and Canada.



          The descriptions set forth herein of the terms and conditions of the CGT, MGD and NECG Agreements (the "Agreements") are qualified in their entirety by reference to the full texts of the Agreements and the exhibits thereto, copies of which are filed as Exhibits to this Report on Form 10-K. There can be no assurance that the Company's acquisition program will be successful, that the acquisition of these or other companies will be completed or that, if completed, any companies acquired will be profitable or will contribute revenues to the Company.


          International Expansion. The Company intends to market the Crescent Computer and components, as well as products and services distributed by the Graphics Division, to selected international markets such as Canada, the United Kingdom, South Africa and Australia.



THE COMPANY'S DIVISIONS AND PRODUCTS

THE GRAPHICS DIVISION

General

          The Graphics Division currently consists of five regional wholesale distributor subsidiaries which specialize in computer graphics technologies. These subsidiaries are G&R Marketing, Inc.("G&R"), Microsouth, Inc.("Microsouth"), tekgraf, inc.("tekgraf"), Computer Graphics Distributing Company("CGD"), and Intelligent Products Marketing, Inc.("IGD"), which includes IG Distribution, Inc. The Graphics Division sells and supports products in the digital prepress, presentation graphics, color desktop publishing, large format display graphics, digital imaging, electronic drawing management, CAD and other emerging computer graphics technologies markets. The Company provides value-added sales, marketing, fulfillment, and logistics support for more than 30 manufacturers of a broad array of complex computer graphics hardware and software. See "-- Products and Markets."

         Although initially comprised of six individual companies, central to the business model of the Graphics Division and a core motivation for the 1997 Acquisitions and the resulting business combination were the pre-existing relationships among such companies and their principals. The desire to provide manufacturers with national sales and marketing programs fostered close cooperation among these regional firms, ultimately leading to the formation of two trade associations, the David Group and the Vision Group. The purpose of these associations was to facilitate joint marketing and promotion, product line acquisitions, the sharing of technical resources and sales strategies, and the transfer of excess inventory. All of the companies that make up the Graphics Division are current or former members of one or both of such trade associations.

         The goal of the Graphics Division is to build on the aforementioned historic inter-company cooperation and function as a single entity with respect to sales, marketing, advertising, public relations, technical support and technology evaluation. With the current exception of the areas of Southern California, Arizona, New Mexico and New England, the Graphics Division is in a position to provide computer graphics manufacturers a national distribution presence with the key benefit of local technical sales and support. See "--Customers, Sales and Marketing." The Company intends to acquire additional regional distributors of computer graphics technology in order to increase the geographic scope of the operations of the Graphics Division. There can be no assurance, however, that the Company will successfully complete any such acquisitions.

         During the years ended December 31, 1996 and 1997, the revenues of the Graphics Division accounted for 80.5% and 78.4%, respectively, of the Company's total revenues on a pro forma combined basis. The operating profit of the Graphics Division for these same periods accounted for 78.0% and 76.7%, respectively, of the Company's operating profit on a pro forma consolidated basis. The identifiable assets of the Graphics Division accounted for 82.4% and 59.0%, respectively, of the Company's identifiable assets, on a consolidated basis as of December 31, 1996 and 1997, respectively.

Products and Markets

         The Company's Graphics Division distributes and supports products of over 30 manufacturers, including Agfa Division of Bayer Corporation, Electronics For Imaging (EFI) Encad, Inc., Epson America, Inc., Mitsubishi Electronics America, Inc., Scitex America Corporation and Vidar Systems Corporation. Among the products the Graphics Division distributes and sells are color scanners, color digital film recorders, digital cameras, color laser printers, color-calibrated monitors, audio-visual presentation systems, raster image processors (RIPs), ink jet printers, plotters, pre-press software, image setters, color proofers, mass storage devices and the consumable products used in many of such products. Prices typically range from less than $100 to in excess of $100,000.

         The Company's agreements with manufacturers are generally non-exclusive, provide for wholesale distribution to dealers and resellers in specified geographic territories and are terminable by either party without cause on either 30 or 60 days notice.

         The Graphics Division intends to continue to operate in the following four vertical markets:

         -   Digital Pre-Press
         -   Computer-Aided Design (CAD)
         -   Electronic Drawing Management Systems (EDMS)
         -   Display Graphics

         Digital Pre-Press. Over the last three years, there has been a dramatic shift in the process printing industry from manual, analog production of printed materials to the use of computers. Historically the production of a printed brochure, magazine or catalog involved numerous manual steps using photographic materials to produce the final press-ready copy.

         With rapid advances in software and hardware, much of today's printed materials are produced digitally. The print production process now allows a printed piece to go from concept to imaged printing plate in a fully digital environment. Copy writing, proofing and revisions all take place on a desktop computer, increasing the speed and efficiency of the pre-press process, and streamlining personnel requirements in the process. The Company believes this market is in a period of rapid transition regarding the manner in which electronics products are delivered to the traditional printing customer. When digital pre-press systems sold for $200,000 per seat (user), most manufacturers used a captive direct sales force to sell to the end-user. Today, the typical seat sells for under $20,000, forcing manufacturers to utilize a reseller channel to deliver their products.

         The Graphics Division sells input, proofing, networking, color management software and output devices, which are integral parts of a digital pre-press system. These products are typically sold through two classes of resellers: graphic arts dealers who have traditionally sold film, chemicals, printing plates and other analog pre-press supplies, and graphics value added resellers ("VARs") who have specialized in pre-press workflow technologies and the automation of the pre-press process.

         Computer Aided Design (CAD). Over the last ten years, traditional drafting tables have given way to the desktop computer. Today, most architectural and engineering design and drafting in the United States is done using a desktop computer or workstation.

         The CAD market is a more mature digital market than digital pre-press. As a result, the delivery mechanism for products into this market has adapted to the combination of less expensive products and more informed buyers. According to industry sources, over 90% of all CAD software and peripherals are delivered using a multi-tiered reseller channel.

         The Graphics Division sells primarily processing and output products in this market, with plotters, high-resolution graphics displays and optical storage representing the majority of sales.

         Electronic Drawing Management Systems (EDMS). The use of CAD systems in the engineering and architectural community has created a workflow problem for those firms that have embraced CAD - what to do with the archive of manually drafted drawings.

         EDMS allow these customers to capture (i.e., scan) paper drawings and store them digitally. When needed, they can be retrieved, annotated, printed or converted to CAD format for further revision. Since most of these functions can be performed using existing CAD workstations or PC's, the cost of converting to an EDMS systems is relatively low, and the demand for such systems is growing dramatically.

         The Graphics Division sells all of the components necessary for the installation of an EDMS system, including large format scanners, archiving and manipulation software, optical storage systems and output devices.

         Display Graphics. The most rapidly growing segment of the computer graphics output market is display graphics. Display graphics, or large format graphics, describes a process that allows computer-generated or captured images to be printed in sizes up to 60 inches wide.

         Historically, these images could only be printed on color electrostatic printers costing over $120,000. However, over the last three years, significant advances in ink-jet technology, software, specialty inks and media have placed the cost of entry for display graphics systems starting at under $10,000, and market acceptance has been rapid. End-users of this technology include a wide range of industries and markets, such as:

         -  Trade-show graphics - production of booth and arcade
                           displays
         -  Point of Sale graphics - floor displays
         -  Sign Shops - traditional signage, fleet graphics
         -  Print-for-Pay (e.g., Kinkos, Sir Speedy)
         -  Package Design - package prototyping
         -  Graphic Arts - imposition proofing

         Products sold to this market include large-format ink-jet printers (ENCAD), faster image processing software (Amiable Technologies, EFI, Onyx Graphics, PISA), lamination systems (Seal Products, a division of Hunt Manufacturing) and a wide range of inks, papers and other specialty media.


Customers, Sales and Marketing

         The Graphics Division's customers are principally value-added resellers
(VARs) and systems integrators (SIs), as well as, for certain products, retailers, mass merchandisers and direct marketers. VARs typically focus on sales to users in specific vertical markets where the selling organization has unique knowledge and expertise concerning the prospective customer's application. These customers purchase products from the Company and resell them as an integrated solution bundled with installation services and post-sales support. SIs typically purchase products from the Company for further integration into a much larger solution comprised of components from many sources. These solutions typically are very large in scale and may involve an integration contract between the SI and the end-user customer. The Graphics Division utilizes the retail, mass merchant and direct marketing sales channels when product demand is firmly established and a lower cost mechanism of delivery to the end user is warranted.

         Currently, the Graphics Division has 21 outside and 18 inside sales representatives and seven technical support representatives. The Company believes that this constitutes the highest concentration of sales and technical support professionals in the country devoted to the sales, marketing, and support of high-end computer graphics products.

         The Company's sales representatives receive commissions based on sales. During each of the years ended December 31, 1995, 1996 and 1997, compensation paid to outside sales representatives amounted to less than 5% of the Company's sales.

         Each regional office of the Graphics Division maintains and has training and demonstration facilities equipped with its manufacturers' hardware and applications software. These resources are made available to prospects and customers for product evaluations, product training, demonstrations, benchmark testing and in-house and in-the-field seminars. In addition, the Graphics Division's sales force and technical sales representatives are trained to demonstrate the technology it distributes and the applications of such technology. Inside and outside technical sales representatives are also trained to understand their manufacturers' products, the competitors' products, related applications, software and the relevant end-user markets.

         The Company believes the service offered by the Graphics Division is unique in providing face-to-face sales, marketing, and distribution of mid to high-end computer graphics products sold through vertical reseller channels. Typically, products carried by the Graphics Division are relatively complex, requiring technical sales training, product demonstrations, product training, pre-sale and post-sale technical support and immediate product availability. Selling and supporting products in these markets require knowledge of many distinct types of hardware and software as well as communications protocols, networking architecture, file formats, compression techniques, and other systems integration issues. Manufacturers of products with such a level of complexity often need to leverage their own limited resources by selling and distributing through reseller organizations. Similarly, reseller organizations are often severely limited in the technical sales and marketing resources they can devote to the sale of specific products. Accordingly, each regional office of the Graphics Division augments both the manufacturer's and the reseller's staff, capitalizing on its ongoing relationships with the local resellers and end user community. Resellers are trained and assisted by Graphics Division staff in all aspects of sales, marketing, distribution and installation of its products.

          The Company believes that the consolidation of the operations of G&R, Microsouth, tekgraf, CGD and IGD into the Graphics Division and the 1998 Acquisitions, if consummated, will enable it to establish a national distribution network. In addition to economies of scale achieved, the Company believes that it will be more cost-effective for certain manufacturers of computer graphics technology and peripheral equipment to utilize the Company as a distributor than to maintain their own extensive internal sales force.


THE TECHNOLOGY DIVISION

General

         The operations of the Technology Division currently consist of the manufacture of the Crescent Computer and the DEC Reseller activities of Prisym. The Company custom designs, assembles and sells custom or "made-to-order" premium servers or workstations (Crescent Computers) and related technology to VARs, vertical solution providers ("VSPs"), corporations, universities and the government. See "--Customers, Sales and Marketing." The Company also provides services to its customers, including system architecture design, hardware consulting and customer support.

Products and Markets

     The Crescent Computer is a PC that can be assembled in a number of different configurations using standard component parts. Although many of the Crescent Computers are based on standard configurations, customization enables the Company to accommodate customer computer needs with respect to storage capacity, speed, price, applications, size, configuration and a range of other considerations that can be accommodated in whole or in part by the selection of appropriate components. The Company works with SIs on network configuration. The Company also provides customers with continuing technical support and assistance in the maintenance and operations of Company purchased products.

     Crescent Computers are currently being used to operate non-sterile heart catheterization diagnostic equipment, as voice mail/auto-attendant controllers, in informational kiosks and in other process-control applications. The Company also sells servers and RAID storage systems to VARs and other companies seeking to create Internet web sites, internal networks, graphics and CAD workstations and application servers.

     Through Prisym, the Company provides DEC's Alpha-based Workstations and servers, mass storage, printers, components and computer peripherals and supplies to the nationwide installed base of DEC customers. Prisym's customers include Fortune 500 companies, governmental agencies and educational institutions.

     During the years ended December 31, 1996 and 1997, the revenues of the Technology Division accounted for 19.5% and 21.6%, respectively, of the Company's total revenues on a pro forma combined basis. The operating profit of the Technology Division for these same periods accounted for 22.0% and 23.3%, respectively, of the Company's operating profit on a pro forma consolidated basis, and the identifiable assets of the Technology Division accounted for 17.6% and 41.0%, respectively, of the Company's identifiable assets, on a consolidated basis as of December 31, 1996 and 1997, respectively.


Manufacturing and Suppliers

     The Company's manufacturing operations consist of the assembly of Crescent Computers at its facility in Norcross, Georgia and the testing of the electronic and mechanical components incorporated into its products.

     The Company has elected to assemble its products utilizing principally off-the-shelf electronic component parts available from multiple sources. The Company believes that this practice helps to ensure better quality control and pricing by allowing the Company to select the best manufactured and best performing components available on the market, rather than a proprietary product that may fall behind the latest technology in terms of either such characteristic, and to purchase such components from marketplace sources that offer the best prices at the time the particular components are needed for production, as opposed to having prices dictated by the limited sources able to provide a proprietary component. The Company obtains component parts on a purchase order basis and does not have long-term contracts with any suppliers. To date, the Company has not experienced significant interruptions in the supply of such component parts, and believes that numerous qualified suppliers are available. The Company believes that the inability of any of its current suppliers, except as specified below, to provide component parts to the Company would not adversely affect the Company's operations and that alternate sources could be readily established.

         The Company currently obtains the motherboards (a primary component of the PC) from two sources. Certain of the Company's file server products incorporate a motherboard which is currently purchased from a sole supplier. Historically the Company has been able to obtain adequate supplies of this component and does not anticipate any related sourcing problems; the inability in the future to obtain sufficient numbers of such components or to develop alternative sources could result in delays in product introductions or shipments. Such delays could have a material and adverse effect on the Company's results of operations. The Company plans to attempt development of additional alternative sources to limit any adverse impact on the Company's result of operations.

         The Company has established a comprehensive testing and qualification program to ensure that all subassemblies meet the Company's specifications and standards before final assembly and testing. The Company's quality control program includes diagnostic tests, assembly, burn-in, final configuration and final quality assurance tests and the employment of process controls at its manufacturing facility. The Company has also implemented quality control policies that are reviewed and accepted by the Company's major customers. The Company believes that this procedure helps ensure a high-quality product.

         The Company, through its Prisym subsidiary, is an authorized DEC reseller. During the years ended December 31, 1996 and 1997, revenues derived from the sale of DEC and DEC-related products accounted for 37.5% and 41.6%, respectively, of the Technology Division's revenues. Prisym has no written supply agreement with DEC.

         The Company's own manufacturing facility totals approximately 4,000 square feet. The Company believes that additional manufacturing facilities, if necessary, are available. The Company is currently operating at approximately 50% of capacity at this facility. See "Item 2 - Properties."

Customers, Sales and Marketing

         Customers for the Crescent Computer include OEMs, other vertical market computer resellers, computer dealers, universities, government entities and corporations. The Technology Division does not market to individual end-users, focusing instead on establishing relationships with entities which will constitute repeat sales and have internal computer support personnel capable of handling local issues prior to involvement of Company personnel.

         Prisym markets to the current installed base of DEC customers. Such customers primarily include Fortune 500 and other large corporations, governmental agencies and educational institutions.

         The Company currently distributes Technology Division products principally through the efforts of its internal direct sales force. In the future, the Company intends to offer Technology Division products through its recently acquired Graphics Division sales force and to expand its marketing efforts and seek to (i) expand the customer base for the Crescent Computer, (ii) expand the geographic market serviced by the Graphics Division, and (iii) increase both the number of products distributed and the number of manufacturers whose products are distributed by the Graphics Division. Because the Technology Division typically sells large amounts of equipment to a small number of customers, a large portion of the Technology Division's sales may be derived from a limited number of customers. During the year ended December 31, 1997, three customers accounted for an aggregate of 9% of the Technology Division's sales.

Service and Support

         The Company believes that customer service and support is a significant competitive factor in the network systems market in which it sells the Crescent Computer and will become more important as local area networks ("LANs") become more complex and as more enterprises implement business-critical applications on their networks. The Company supports its customers by providing rapid problem resolutions both during and after the installation process. The Company maintains a technical support organization that assists customers in trouble-shooting problems and providing replacement parts. The Company provides a toll-free telephone number to help diagnose and correct customer system interruptions as they occur at customer sites and support staff is available during normal business hours.

         The Company warrants all of its Crescent Computer servers and workstations against defects in materials and workmanship for two years. During the warranty period, the Company will repair or replace any Crescent Computer, or component thereof, which the Company identifies as defective. The Company will, in certain circumstances, send replacement parts to the customer site prior to the return of defective component in order to minimize down time. The Company has contracted with a service provider to furnish on-site service of Crescent Computers to customers which choose that option.

         The Company's product warranties do not differ materially from those generally available in the industry. In most instances, the Company receives warranties on products from vendors which are at least equivalent to those it provides to its customers. To date, the Company has not experienced significant claims under its warranties.

Graphics and Technology

Backlog

         The Company does not have significant backlog due to (i) the Technology Division being able to manufacture and deliver products generally within a few days of order receipt and long-term contracts to supply products have not been entered into with customers (the Company manufactures and sells products on the basis of individual purchase orders as and when received) and (ii) the fact that the Graphics Division generally receives orders for shipment the same or next day. Accordingly, backlog at the beginning of a quarter may not represent a significant percentage of the products anticipated to be sold in that quarter. Quarterly revenues and operating results depend on the volume and timing of bookings received during the quarter. Therefore, management of the Company does not consider order backlog a significant indicator of the Company's future revenues.

Competition

         The business of manufacturing and selling computers and computer peripheral equipment is intensely competitive and rapidly changing. The Company believes that the principal competitive factors in this industry include relative price and performance, product availability, technical expertise, financial stability, service, support and reputation.

         The Company's Graphics Division competes primarily with computer equipment manufacturers that either utilize an in-house sales force to market their products to resellers and end-users or utilize the services of large, national fulfillment distributors. The Company believes that the primary competition will come from national fulfillment distributors whose specialty is order fulfillment. The Company believes that the key factors differentiating it from such competitors lies in the ability to provide technical sales training, product demonstrations, product training, pre- and post- sale technical support and evaluation units.

         The Company's Crescent Computers are constructed with standardized parts which are available to others in the market. The Company's competitors include established computer product manufacturers, some of which supply products to the Company, computer resellers, distributors and service providers. Some of the Company's current and potential competitors have substantially greater financial, sales, marketing, technical and other competitive resources than those of the Company. As a result, the Company's competitors may be able to devote greater resources than the Company to the sales and service of their computer products. As the computer market in which the Company competes has matured, product price competition has intensified and is likely to continue to intensify, which may make it too costly for the Company to continue the "made to order" method of doing business. One of the results of this competition may be to lower sales prices and decrease profit margins.

         Technological competition from other and longer established computer hardware manufacturers and software developers is significant and expected to increase. The Company expects that hardware manufacturers and software developers will continue to enter the market to provide and package integrated information distribution solutions to the same customer base served by the Company's Technology Division. All such market participants will compete intensely to maintain or improve their market shares and revenues. Most of the companies with which the Company's Technology Division competes have substantially greater capital resources, research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products.

         In the development market for network servers and workstations, the Company experiences competition from hundreds of small companies and a number of significant competitors, including such major industry participants as IBM, Novell, Inc. and Compaq Computers, Inc. Accordingly, there is no assurance that the Crescent Computer will continue to achieve sufficient market acceptance to assure the Company's future success and long range profitability in the face of competition with such significantly larger and better capitalized companies.

     With respect to the Technology Division's DEC reseller activities, the Company faces competition from several national and regional companies, many of which are substantially larger and more established than the Company and have national sales forces.

Intellectual Property

         The Company has no patents and its success will depend, in part, on its ability to preserve its trade secrets and proprietary know-how, and to operate without infringing the proprietary rights of third parties.

         The Company seeks to protect trade secrets and proprietary know-how, in part, by confidentiality agreements with employees, consultants, advisors, and others. There can be no assurance that such employees, consultants, advisors, or others, will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary know-how of the Company will not otherwise become known or be independently developed by competitors in such a manner that the Company will have no practical recourse.

Product Research and Market Development

         The market for the Company's products is characterized by rapid technological change and evolving industry standards, and it is highly competitive with respect to timely product innovations. The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable. The Company believes that its future success will depend upon its ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis.

         If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in the industry, or if products or product enhancements that the Company develops do not achieve market acceptance, the Company's business will be materially and adversely affected. The Company has in the past experienced delays in introducing certain of its products and enhancements, and there can be no assurance that it will not encounter technical or other difficulties that could in the future delay the introduction of new products or enhancements. Such delays in the past have generally resulted from the Company's need to obtain a requisite component from a third-party vendor whose own development process has been delayed (e.g., the RAID controller card for the Company's server products).

Employees

         As of December 31, 1997, the Company had 27 full-time and 4 part-time employees in the Technology Division and 66 full-time and 10 part-time employees in the Graphics Division.

         The Company intends to hire additional management, administrative, technical and sales personnel. The Company's employees are not represented by a labor union and the Company believes that relations with employees are satisfactory.


Other Matters

          The Company has been advised that D.H. Blair and Co., Inc. ("Blair & Co.") intends to make a market in the Company's securities. The company is unable to predict whether Blair & Co.'s settlement with NASD Regulation, Inc. ("NASDR") or any unfavorable resolution of the investigation of the Securities and Exchange Commission (the "Commission") will have any effect on such firm's ability to make a market in the Company's securities and, if so, whether the liquidity or price of the Company's securities would be adversely affected.

ITEM 2. PROPERTIES.

Facilities and Administrative Functions

         The Company's executive offices and the Technology Division's manufacturing and warehousing facilities are located in approximately 7,600 square feet in Norcross, Georgia pursuant to a lease expiring October 31, 1998, which provides for an annual rental of $30,600. Prisym has approximately 2,850 square feet in Norcross, Georgia pursuant to a lease expiring November 14, 1998, which provides for an annual rental of $39,900.

The table below sets forth certain information with respect to leased properties of the Graphics Division, all of which are leased from non-affiliated lessors:

Lease Terms:

                                       Approximate Square     Expiration      Annual
Location                                    Footage              Date        Rental(1)
---------                              ------------------     ----------     ---------
980 Corporate Woods Parkway
Vernon Hills, Illinois                       14,935           5/31/00        $159,058

645 Hembree Parkway
Roswell, Georgia                             10,447           4/30/98        $ 47,012

620 East Diamond Avenue
Gaithersburg, Maryland                        8,993           6/30/99        $ 91,368

7020 Koll Center Parkway
Pleasanton, California                        7,892           12/8/01(2)     $ 96,888

6721 Port West
Houston, Texas                                5,495           2/28/99        $ 45,000

----------
(1) Certain of these leases provide for moderate annual rental increases.
(2) A portion of these premises is being subleased to a company affiliated with IGD for an annual rental of approximately $39,000.

         The Company will acquire additional office space by virtue of the 1998 Acquisitions, if consummated. The Company also maintains five regional warehouses for the Graphics Division. As part of its ongoing consolidation, the Company is examining the feasibility of reducing the number of warehouses to three.

         The Company has recently begun examining centralization of administrative and marketing functions from the existing seven locations to its executive offices in Georgia. Management is currently evaluating accounting systems and integrated Management Information Systems ("MIS") that will provide inventory management, billing and collection management, accounts receivable and accounts payable management and streamlined consolidated financial reporting. In addition, the MIS system being evaluated is intended to increase the Company's customer service and sales capabilities by providing contact management, customized management reports, facilitating order tracking and automating sales projections.

         The Company periodically reviews its space and is currently exploring the possibility of relocating the Company's headquarters to another facility during 1998.


ITEM 3. LEGAL PROCEEDINGS

         The Company is involved in certain claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of the claims are uncertain, in the aggregate, they are not likely to have a material adverse effect on the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders by the Company during the quarter ended December 31, 1997.


                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

Price Range of Class A Common Stock and Warrants

         The Company's Class A Common Stock and Warrants have been quoted on the NASDAQ National Market under the symbols "TKGFA" and "TKGFW", respectively, since November 10, 1997, when the Company completed the Offering. Each Warrant entitles the holder thereof to purchase one share of Class A Common Stock of the Company at an exercise price of $8.40 at any time until 5:00 p.m., New York City time, on November 10, 2002. Beginning on November 10, 1998, the Warrants will be redeemable by the Company, on 30 days' written notice, at a price of $0.05 per Warrant, if the "closing price" of the Company's Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $11.75 per share. The "closing price" shall mean the closing bid price if listed in the over-the-counter market on Nasdaq or otherwise or the closing sale price if listed on the Nasdaq National Market or a national securities exchange. The Company has agreed not to redeem the Warrants unless a prospectus covering the shares of Class A Common Stock underlying the Warrants is in effect throughout the date fixed for redemption. All Warrants must be redeemed if any are redeemed.

         The following table sets forth, for the period indicated, the high and low closing prices per share of the Class A Common Stock and Warrants as reported by the NASDAQ National Market.


For the period November 10, 1997 to
December 31, 1997                                      High        Low
-----------------------------------                    ----        ---
Class A Common Stock                                 $5 9/16     $2 5/16

Redeemable Warrants                                   1  7/8        9/16

Class B Common Stock

         There is no active trading market for the Class B Common Stock, however, each share of Class B common stock can be converted into one Class A share. The Company issued 2,192,000 (giving effect to the .83333325-for-one reverse stock split effected in October 1997) shares of Class B Common Stock, as the consideration used in the 1997 Acquisitions on June 2, 1997. No underwriter was employed by the Company in connection with the issuance and sale of the Class B Common Stock described above. The Company believes that the issuance and sale of all of the foregoing securities were exempt from registration pursuant to Rule 701 under the Securities Act of 1933, as amended.

         All of the 3,333,333 outstanding shares of Class B Common Stock are "restricted securities" within the meaning of Rule 144 under the Securities Act and may not be sold publicly unless they are registered under the Securities Act or are sold pursuant to Rule 144 or another exemption from registration. 1,141,333 of such shares are currently eligible for sale in the public market pursuant to Rule 144 and the remainder will become so eligible commencing in June 1998 (subject to the restrictions on transferability relating to those shares placed in escrow pursuant to an Escrow Agreement(as defined below) with American Stock Transfer & Trust Company, as escrow shares and subject to volume limitations). However, all of the holders of the shares of Class B Common Stock outstanding prior to the Offering have agreed not to sell or otherwise dispose of any securities of the Company for a period of 13 months after the sale of the Offering without the prior written consent of D. H. Blair Investment Banking Corp. and for the ten months thereafter, not to sell more than 10% of their holdings in any month on a cumulative basis without such consent.

         Each share of Class B Common Stock of the Company is convertible into one share of Class A Common Stock of the Company at any time at the option of the holder, or automatically upon: (i) its sale, gift or transfer, except in the case of transfer to a trust for which the original holder acts as sole trustee or to any other holder of Class B Common Stock; (ii) the death of the original holder thereof, including in the case of the original holder having transferred the Class B Common Stock to a trust for which the original holder served as trustee during his or her lifetime; or (iii) the conversion of an aggregate of 75% of the authorized shares of Class B Common Stock into Class A Common Stock.

         In connection with the Offering, the holders of the Class B Common Stock of the Company agreed to place an aggregate of 166,667 shares into escrow pursuant to an escrow agreement (the "Escrow Agreement") with American Stock Transfer & Title Company, as escrow agent. The Escrow Shares may be voted, but are not transferable or assignable other than to a permitted transferee who agrees to be bound by the Escrow Agreement. The Escrow Shares will be released from escrow if, and only if, one or more of the following conditions are/is met:

         (a) the Company's net income before provision for income taxes and exclusive of any extraordinary earnings (all as audited by the Company's independent public accountants) (the "Minimum Pretax Income") amounts to at least $8,700,000 for the fiscal year ending December 31, 1998;
         (b) the Minimum Pretax Income amounts to at least $13,000,000 for the fiscal year ending December 31, 1999;
         (c) the Minimum Pretax Profit amounts to at least $17,900,000 for the fiscal year ended December 31, 2000;
         (d) the Closing Price (as defined in the Escrow Agreement)of the Class A Common Stock averages in excess of $16.25 per share for 30 consecutive business days during the 18-month period commencing on November 10, 1997;
         (e) the Closing Price of the Class A Common Stock averages in excess of $20.00 per share for 30 consecutive business days during the 18-month period commencing eighteen months from November 10, 1997.

         The Minimum Pretax Profit amounts set forth above will be calculated exclusive of any extraordinary earnings, including any charge to income resulting from release of the Escrow Shares and any property distributed in respect of such shares. Minimum Pretax Income will be calculated assuming release of the Escrow Shares and conversion or exercise of all outstanding equity securities of the Company convertible into or exchangeable for Common Stock, whether or not convertible or exchangeable at the time of computation and after adjustment for any stock dividends, stock splits, or similar events. The Closing Price amounts set forth above are subject to adjustment in the event of any stock splits, reverse stock splits or other similar events.

         Any money, securities, rights or property distributed in respect of the Escrow Shares, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution, or total or partial liquidation of the Company, shall be held in Escrow until the release of the Escrow Shares. If none of the applicable Minimum Pretax Income or Closing Price levels set forth above have been met by March 31, 2001, the Escrow Shares, as well as any dividends or other distributions made with respect thereto will be cancelled and contributed to the capital of the Company. The release of Escrow Shares to officers, directors, employees and consultants of the Company will be deemed compensatory and, accordingly, will result in a substantial change to reportable earnings, which would equal the fair market value of such shares on the date of release. Such charge could substantially reduce or eliminate the Company's net income, if any, for financial reporting purposes for the period during which such shares are, or become probable of being, released form escrow. Although the amount of compensation expense recognized by the Company will not effect the Company's total stockholder equity, it may have a negative effect on the market price of the Company's securities.

         The Minimum Pretax Income and Closing Price levels set forth above were determined by negotiation between the Company and D.H. Blair Investment Banking Corp. in connection with the Offering and should not be construed to imply or predict any future earnings by the Company or any increase in the market price of its securities.

         As of March 19, 1998, the approximate number of holders of record of the Class A and Class B Common stock were 1,155 and 14, respectively.

         As of March 19, 1998, the approximate number of holders of record of the Warrants was 1,073.

Dividends

         The Company has applied and intends to continue to apply, its retained and current earnings toward the development of its business and to finance the growth of the Company. Consequently, the Company currently does not anticipate paying cash dividends in the foreseeable future. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources."


Other Securities

         As was stated above, in June 1997, the Company completed the acquisitions of the outstanding capital stock of G&R, Microsouth, tekgraf, CGD, and IGD in exchange for the issuance of an aggregate of 2,192,000 shares of its Class B Common Stock (giving effect to the .83333325-for-one reverse stock split effected in October 1997).

          On November 1, 1997, the Company granted an employee stock options to purchase shares of the Company's Class A Common Stock at an exercise price of $6.00 per share. These options were terminated on March 1, 1998, pursuant to a right granted to the Company in the option agreements. On March 1, 1998, the Company granted options to purchase 45,000 shares of the Company's Class A Common Stock to W.

Jeffrey Camp, its Chief Financial Officer, with an exercise price of $3.00 per share. 15,000 of these options became exercisable on March 1, 1998 15,000 of these options will become exercisable on March 1, 1999, and 15,000 of these options will become exercisable on March 1, 2000.


ITEM 6. SELECTED FINANCIAL DATA.


SELECTED FINANCIAL AND OPERATING DATA

         The financial information presented below represents selected historical data for the Company. The following selected financial and operating data presented by the Company should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and "Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition." Also note that effective June 2, 1997, the Company acquired all of the outstanding common stock of G&R, Microsouth, tekgraf Texas, CGD, and IGD. These acquisitions were accounted for as purchases and accordingly, only included in the historical consolidated financial statements from the acquisition date forward. All amounts are presented in thousands.

Historical

                                                                      Years Ended
                                                                      December 31
                                                                     (in Thousands)
                                          ----------------------------------------------------------------
                                             1993          1994           1995          1996       (1)1997
                                          ----------------------------------------------------------------
Statement of Operations Data:
Net sales                                 $ 4,943       $ 6,340       $ 12,277       $13,414      $ 48,732
Cost of goods sold                          4,214         5,228         10,368        10,952        41,250
                                          -------       -------       --------       -------      --------
Gross profit                                  729         1,111          1,910         2,463         7,483
Operating expenses:
   Selling, general and
       administrative                         772         1,082          1,761         2,245         7,294
   Depreciation and amortization                4             8             28            17           390
                                          -------       -------       --------       -------      --------
Operating income (loss)                       (47)           21            120           201          (201)
   Other income                                39            --             --            15            68
   Interest expenses                            3            40            126           160           301
                                          -------       -------       --------       -------      --------
Income (loss) before taxes                    (11)          (19)            (5)           56          (434)
Provision (benefit) for income taxes           (4)           (4)            (2)           13           (41)
                                          -------       -------       --------       -------      --------
Net income(loss)                          $   (15)      $   (15)      $     (4)      $    43      $   (393)
                                          =======       =======       ========       =======      ========

Net income(loss) per share                                            $     --       $   .04      $   (.15)
                                                                      ========       =======      ========



                                                            Years Ended
                                                            December 31
                                                           (in Thousands)
                                          -------------------------------------------------------
                                           1993        1994         1995        1996      (1)1997
                                          -----       ------       ------       -----      ------

Balance Sheet Data:
Working capital                           $ (30)      $  (39)      $  (51)     $ (104)    $13,066
Total assets                                833        1,725        2,264       3,007      29,952
Due to stockholders/related entities        723        1,424        1,616       2,211         517
Long-term obligations                                                                          13
Stockholders' equity (deficit)              (11)         (24)         (33)         10      20,055

----------------------------
(1) On June 2, 1997, the Company acquired six computer graphics companies and their operations are included in the Statement of Operations and Balance Sheet data from this date forward. See "Item 1. Business-Overview".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related notes.

Overview

         The Company was incorporated in Georgia in February 1993 and in December 1994, completed the acquisition of a 60% interest in Prisym. In June 1997, the Company completed the acquisition of a 100% interest in each of the subsidiaries as shown in the table below. The acquisitions for each of the subsidiaries have been accounted for using the purchase method of accounting. Subsequent to the acquisitions, the Company completed a merger pursuant to which it reincorporated in the State of Delaware and effected a recapitalization pursuant to which each share of common stock of the Georgia entity was exchanged for 400 shares of Class B Common Stock of the Delaware entity.


ACQUISITIONS

                                                (in thousands)
Company                    Date              1996             Net
Name                     Acquired         Net Sales         Assets
----                     --------         ---------         ------

Microsouth                 June 2         $10,326          $  484
tekgraf                    June 2           4,063             255
IGD                        June 2           9,104             407
G&R                        June 2          21,038             525
CGD                        June 2          11,003             639
                                          -------          ------
                                          $55,534          $2,310
                                          =======          ======

In connection with the acquisitions listed above, a total of 2,192,000 shares of Class B common stock of the Company were issued.

A principal part of Tekgraf's strategy is to acquire other companies in order to increase the Company's market share by expanding to create a national distribution network. This will allow the Company to become a nationally recognized, vertically oriented provider of computer products and services, and accordingly, to more efficiently absorb the Company's overhead and add profitable lines of business.

Tekgraf has also entered into agreements and plans of merger for the acquisition of three additional computer graphics distribution companies, which it anticipates consummating in the second quarter of 1998. See "Item 1. Business Overview -- Acquisition Strategy and 1998 Acquisitions."


Results of Operations

         Net sales reflect the sale of the Company's products, net of allowances for returns and other adjustments and include minimal revenues related to services performed at the Company's premises. Sales are generated from the sale of products in both the domestic and international markets. No individual customer accounted for more than 5% of sales during 1996 or 1997.

         Cost of goods sold consists primarily of product costs (cost of manufacture or acquisition) and freight charges. Cost of sales also includes direct expenses, such as labor and inventory, obtaining FCC certification of products where required, the cost of shipping and delivery charges to bring the product to the Company's premises, as well as overhead allocated to direct expenses, incurred in manufacturing products sold by the Company. The direct costs associated with providing services performed by the Company for its customers are also included in the cost of goods sold.

         Sales and gross profits depend in part on the volume and mix of components and finished goods contained in the Company's inventory from time to time. Manufactured product sales have a higher gross profit margin with a relatively lower volume of sales per customer, while component sales have a comparably low gross profit with a relatively high volume of sales per customer.

         A large portion of the Company's operating expenses is relatively fixed. Since the Company does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon historical purchasing practices of its customers as to their future requirements. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations.

         Selling, general and administrative ("SG&A") expenses include costs related to the Company's sales force, which are comprised of both direct employees of the Company and independent sales representatives. Included are direct labor costs for in-house sales representatives as well as commissions paid to both in-house and independent sales personnel. Costs associated with marketing and advertising of the Company's products are also included in SG&A expenses, along with expenses relating to corporate and administrative functions that serve to support the existing products and service business of the Company, as well as to provide the infrastructure for future growth. Also reflected as SG&A expenses are certain management, supervisory and staff salaries and employee benefits, data processing, training, rent, and office supply costs.

         Interest expense includes costs and expenses associated with working capital indebtedness, as evidenced by prior outstanding balances on the Company's principal credit facilities, and working capital advances made by certain current and former stockholders.

         Year Ended December 31, 1997 Compared With Year Ended December 31,
1996.


         Net sales. Net sales increased $35 million, or 263%, to $48.73 million for the year ended December 31, 1997 compared to $13.4 million for the year ended December 31, 1996. Of the increase, $33 million was attributable to the acquisitions that occurred on June 2, 1997. The remaining $2 million increase was due to increased market penetration and internal growth.

         Gross Profit. Gross profit increased $5.02 million, or 204%, to $7.48 million for 1997 compared to $2.46 million for 1996. Gross margin decreased to 15.35% for 1997 compared to 18.36% for 1996. The decreases were primarily attributable to the differing product mixes.

         SG&A Expenses. SG&A expenses increased $5.05 million, or 225%, to $7.29 million for 1997 compared to $2.24 million for 1996. The acquisitions accounted for $4.3 million of the increase and the remainder was primarily attributable to the additional infrastructure costs associated with combining the companies and the additional costs of operating as a public company.

         Operating Income. Operating income(loss) decreased $402,000 to $(201,000) for the 1997 year compared to $201,000 for the 1996 year. The acquisitions increased operating income by $450,000 but were offset by a small operating loss at the technology division and the increased infrastructure costs discussed previously.


         Year Ended December 31, 1996 Compared With Year Ended December 31,
1995.

         Net sales. Net sales increased $1.14 million, or 9.3%, to $13.41 million for the year ended December 31, 1996 compared to $12.28 million for the year ended December 31, 1995 ("1995"). The increase in net sales was primarily attributable to strong sales in the OEM sector to both established and new OEM customers as a result of a focus on systems sales and increased market penetration by Prisym resulting from an expanded sales force.

         Gross Profit. Gross profit increased $553,000, or 29%, to $2.46 million for 1996 compared to $1.91 million for 1995. Gross margin increased to 18.4% for 1996 compared to 15.6% for 1995, primarily as a result of the growth in system sales to specialized OEMs.

         SG&A Expenses. SG&A expenses increased $484,000, or 27.5%, to $2.25 million for 1996 compared to $1.76 million for 1995. This increase was primarily attributable to increased infrastructure costs and higher commissions. SG&A expenses as a percentage of net sales increased to 16.7% for 1996 compared to 14.3% for 1995.

         Operating Income. Operating income increased $81,000, or 68%, to $201,000 for 1996 compared to $120,000 for 1995.

         Year Ended December 31, 1995 Compared With Year Ended December 31,
1994.

         Net Sales. Net sales increased $5.94 million, or 94%, to $12.28 million for 1995 compared to $6.34 million for the year ended December

31, 1994 ("1994"). The increase in net sales was primarily attributable to the acquisition of Prisym in December 1994.

         Gross Profit. Gross profit increased $799,000, or 72%, to $1.91 million for 1995 compared to $1.11 million for 1994. Gross margin decreased to 15.6% for 1995 compared to 17.5% for 1994, primarily as a result of an increase in sales by Prisym which operates at lower margins.

         SG&A Expenses. SG&A expenses increased $679,000, or 62.8%, to $1.77 million for 1995 compared to $1.08 million for 1994. This increase was primarily attributable to the addition of the costs of Prisym. SG&A expenses as a percentage of net sales decreased to 14.3% for 1995 compared to 17.1% for 1994.

         Operating Income. Operating income increased $99,000 to $120,000 for 1995 compared to $21,000 for 1994.



PRO FORMA COMBINED FINANCIAL INFORMATION


         The Company is currently in the process of consolidating certain general and administrative functions at the Company's headquarters in Atlanta, Georgia, including human resources, public relations, accounting and legal functions. Economies of scale and elimination of duplicate overhead and administrative costs are expected to reduce future operating costs. The Company does not believe that these savings can be accurately quantified. Offsetting these anticipated benefits are anticipated increases in personnel costs and expenses incurred and to be incurred in developing the Company's corporate infrastructure and the costs associated with being a public company, such as the cost of Directors' and Officers' insurance and increased accounting and legal fees associated with complying with ongoing reporting requirements. The Company does not believe these costs can be accurately quantified; however, the Company has allocated $800,000 of the proceeds of the Offering to consolidation expenses and estimates the costs associated with being a public company to be in the range of $300,000 to $500,000 annually, although there can be no assurance that actual costs will not significantly exceed such range. Accordingly, neither the anticipated savings nor the anticipated costs have been included in the pro forma combined financial information that is provided below.

         The acquisitions described previously have had a significant impact on the comparisons of operating results for 1997 and 1996, due to the fact that the operating results are included only for the period June 2, 1997 through December 31, 1997. Therefore, in addition to the historical comparisons of the year ended December 31, 1997 and the year ended December 31, 1996, the Company has included the pro forma statements of income for these two years as if the acquisitions had occurred at the beginning of 1996, giving effect to certain adjustments, including the elimination of revenue and expenses related to affiliated entities of the acquisitions which were not acquired by the Company, adjustments in compensation levels that have been contractually agreed to, elimination of amortization of negative goodwill, elimination of the pro rata interest expense incurred on capital to be contributed by the pre-combination stockholders of the Company, related income tax effects, elimination of transactions between the acquisition companies, and amortization of the intangible assets. The year ended December 31,

1997, includes a pro forma adjustment to eliminate the effect of certain inventory purchase accounting adjustments.

         The pro forma data below also gives no effect to any efficiencies or additional costs that might have occurred, if any, had the companies actually been combined for the entire period presented. Additionally, the pro forma data does not take into account the additional interest that might have been earned or interest expense that that might have been saved from the proceeds of the Offering. The pro forma statement of operations data is not intended to be indicative of future operations, but rather for a better understanding of the Company on a comparative basis. A discussion and analysis of the pro forma results, given the above qualifications, is not considered meaningful and is therefore not presented. All amounts are presented in thousands.


Pro Forma Combined

                                                  Years Ended
                                                 December 31,
                                            ----------------------
                                              1996           1997
                                            -------        -------
Statement of Income Data:

Net sales                                   $68,902        $70,603
Cost of goods sold                           57,643         59,066
                                            -------        -------
Gross profit                                 11,259         11,537
Operating expenses:
   Selling, general and
       Administrative                         7,500          9,557
Depreciation and amortization                   616            640
                                            -------        -------
Operating income                              3,143          1,339
   Other income                                 117            115
   Interest expenses                            430            316
                                            -------        -------
Income before taxes                           2,830          1,139
Provision for income taxes                    1,314            627
                                            -------        -------
Pro Forma Net income                        $ 1,516        $   512
                                            =======        =======




LIQUIDITY AND CAPITAL RESOURCES

         In November 1997, the Company consummated an initial public offering of 2,100,000 units consisting of 2,100,000 shares of Class A common stock and 2,100,000 Warrants at a combined price of $6 per unit. The net proceeds of the sale, after deducting underwriter discounts, etc., were approximately $10.4 million. Additionally, certain stockholders of the Company contributed an aggregate of $870,000 to the capital of the Company.

         Proceeds from the initial public offering were also used to repay bank debt of $2 million, debt to a related entity of $2 million and debt to a stockholder of $125,000. In conjunction with the repayment of the bank debt, the Company terminated the line of credit facilities with the related banks.

         The Company expects to make purchase price adjustments during the first quarter of 1998 for either excess net asset values contributed or for net asset values that were less than originally estimated to the stockholders of the acquisition companies. The gross amounts to be paid and received by the Company are estimated to be approximately $300,000 and $200,000, respectively.

         Since inception, the Company has financed its operations through a combination of cash flow from operations, bank borrowings and equity capital and the net proceeds from the Company's initial public offering. The Company's capital requirements have arisen primarily in connection with acquisitions and the purchase of fixed assets.

         Additionally, from time to time, Alongal, a related entity, had made advances to the Company for working capital purposes. At December 31, 1996 and December 31, 1997, amounts owed to Alongal were $2,109,000 and $195,000, respectively. Such advances bore interest at the annual rate of 8% and were payable on demand.

         The Company's cash used in operations was $170,000 and $199,000 for the years ended December 31, 1995 and 1996, respectively. However, during 1997, cash provided by operations was $1.6 million which was due primarily to an increase in accounts payable arising from increased purchases of inventories and, to a lesser extent, offset by an increase in accounts receivable and inventories due to increased sales and sales demand. The increase in accounts receivable and inventories is primarily attributable to the purchase of computer equipment subject to firm purchase orders and then shipped to customers. The Company's cash flow from operations has been and continues to be affected primarily by the timing of collection of accounts receivable, which has increased as net sales have increased. The Company's working capital was $(104,000) and $13.1 million at December 31, 1996 and 1997, respectively, with the significant increase in 1997 due to the offering proceeds.

         The Company invested $33,000, $69,000 and $59,000 in capital equipment and leasehold improvements in 1995, 1996 and 1997, respectively. While the capital expenditure amounts have been very minimal for the past three years, the Company anticipates a significant increase in 1998 due primarily to purchases and upgrades of computer equipment and software utilized in-house, development of the services component of the Company's business and the enhancement of its management information systems infrastructure. The Company has projected that the total capital outlay for this project is approximately $800,000.


         A key element of the Company's strategy is to continue to expand through acquisitions of companies engaged in the distribution and/or marketing of computers and/or computer hardware, software and peripherals. See "Item 1. Business Strategy." Such acquisitions are expected to involve the issuance of restricted stock, cash and debt or a combination thereof.

         The Company believes that its available funds, together with the cash flow expected to be generated from operations and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 12 months.

FUTURE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS

         The Financial Accounting Standards Board has issued Statements of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), and No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 130 establishes standards for reporting and display of comprehensive income and its components revenues, expenses, gains, and losses) in a full set of general-purpose financial statements. SFAS 129 consolidates the existing requirements to disclose certain information about an entity's capital structure. These Standards are effective for periods ending after December 31, 1997.

         The Company believes that the impact of these Standards, when adopted, will not have a material impact on the Company's financial statements and financial statement presentation when presented on a comparable basis.

IMPACT OF INFLATION

         Management believes that inflation has not had a material impact on the Company's business, its net sales and revenues or its income from continuing operations.


YEAR 2000

         The Company has adopted a plan to facilitate a smooth transition of the systems, products and vendors which Tekgraf relies on into the twentieth century. Additionally, for the software products sold to customers, all products are licensed from the suppliers, and while there is no guarantee, the suppliers claim that where applicable, the software is Year 2000 compliant.

         Substantially all of Tekgraf's software systems are licenses from outside vendors or will be once the management information project is completed(anticipated to be fourth quarter 1998). Tekgraf's primary exposure emanates from the ability of its technology vendors to implement the necessary changes for Year 2000 compliance. Management believes it will be successful in the achievement of its plans and does not believe that the execution of the plan will have a material adverse effect on future operating results.


PRIVATE SECURITIES LITIGATION REFORM ACT

         Except for the historical information contained herein, the matters discussed in this Annual Report on Form 10-K contain forward-looking statements that involve a number of risks and uncertainties which could cause the Company's future results of operations to differ materially, including the impact of competitive products and pricing, business conditions and growth in the industry, general economic and stock market conditions and other risks detailed from time to time in this Annual Report on Form 10-K and in the Company's SEC Reports, including the Prospectus included as part of the S-1 Registration Statement (Sec File No. 333-33449) declared effective under the Securities Act of 1933 on November 10, 1997. The words "may," "would," "could," "will," "increase," "expect," "estimate," "anticipate," "believes," "intends," "plans," and similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that such statements are not guarantees of future performance and involve various risks and uncertainties, many of which are beyond the Company's control.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

        Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See the Consolidated Financial Statements beginning on page F-1. Consolidated condensed quarterly financial information on the Company is included in Note 16 of Notes to the Consolidated Financial Statements.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         For the three year period ended December 31, 1997, there has been no disagreement between Tekgraf, Inc. and any accountants on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

         The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

         The information under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1998 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.



                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) Consolidated Financial Statements.


        Report of Independent Accountants

        Consolidated Balance Sheets

        Consolidated Statements of Operations

        Consolidated Statements of Changes in Stockholder's Equity

        Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

(a) (2) Consolidated Financial Statement Schedule for the Period Ended December 31, 1997.

         Report of Independent Accountants on Schedule VIII Valuation and Qualifying Accounts on page F-22.

         Schedule VIII Valuation and Qualifying Accounts on page F-23.

         All other financial statement schedules are omitted because the information is not required, or is otherwise included in the Consolidated Financial Statements or the notes thereto included in this Annual Report on Form 10-K.

         Condensed quarterly financial information on the Company is included in
Note 16 of Notes to the Consolidated Financial Statements.

(a) (3) Exhibits.

         The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K. Unless indicated otherwise, the exhibit number corresponds to the exhibit number incorporated by reference.


 EXHIBIT
   NO.                             DESCRIPTION OF EXHIBIT
 -------                           ----------------------
  2.1          Plan of Merger between Crescent Computers, Inc. and Tekgraf,
               Inc., dated June 20, 1997 (Filed as Exhibit 2.1 to the Company's
               Registration Statement on Form S-1, No. 333-33449, and
               incorporated herein by reference(the "Registration Statement")) .

  3.1          Certificate of Incorporation dated June 17, 1997 (Filed as
               Exhibit 3.1 to the Registration Statement and incorporated herein by reference).

  3.2 Bylaws. (Filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference).

  4.1          Form of Warrant Agreement (Filed as Exhibit 4.1 to the Registration
               Statement and incorporated herein by reference)

  4.2          Form of Unit Purchase Option (Filed as Exhibit 4.2 to the Registration
               Statement and incorporated herein by reference).

  10.1         1997 Stock Option Plan of the Company (Filed as Exhibit 10.1 to the
               Registration Statement and incorporated herein by reference).


 EXHIBIT
   NO.                             DESCRIPTION OF EXHIBIT
 -------                           ----------------------
  10.2         Employment Agreement dated June 2, 1997 between Crescent
               Computers, Inc. and Phillip C. Aginsky (Filed as Exhibit 10.2 to
               the Registration Statement and incorporated herein by reference).

  10.3         Employment Agreement dated June 2, 1997 between Crescent
               Computers, Inc. and Dan I. Bailey (Filed as Exhibit 10.3 to the
               Registration Statement and incorporated herein by reference).


  10.4         Employment Agreement dated June 2, 1997 between Crescent
               Computers, Inc. and William M. Rychel (Filed as Exhibit 10.4 to the Registration Statement and incorporated herein by reference).

  10.5         Form of Employment Agreement between Crescent Computers, Inc. and
               Regional Sales Directors (Filed as Exhibit 10.5 to the
               Registration Statement and incorporated herein by reference).

  10.6         Employment Agreement dated February 26, 1998, between Tekgraf,
               Inc. and W. Jeffrey Camp.

  10.7         Stock Purchase Agreement dated May 1, 1997, by and among
               Crescent Computers, Inc. and its shareholders and Microsouth, Inc.
               and its shareholders, as amended (Filed as Exhibit 10.6 to the Registration Statement and incorporated herein by reference).

  10.8         Stock Purchase Agreement dated May 1, 1997 by and among Crescent
               Computers, Inc. and its shareholders and tekgraf, inc. and its shareholders, as amended (Filed as Exhibit 10.7 to the Registration
               Statement and incorporated herein by reference).

  10.9         Stock Purchase Agreement dated May 1, 1997 by and among Crescent
               Computers, Inc. and its shareholders and G&R Marketing, Inc. and its shareholders, as amended (Filed as Exhibit 10.8 to the Registration Statement and incorporated herein by reference).

  10.10        Stock Purchase Agreement dated May 1, 1997 by and among Crescent
               Computers, Inc. and its shareholders and Computer Graphics
               Distributing Company and its shareholders, as amended (Filed as Exhibit 10.9 to the Registration Statement and incorporated herein by reference).

  10.11        Stock Purchase Agreement dated May 1, 1997 by and among Crescent
               Computers, Inc. and its shareholders and Intelligent Products
               Marketing, Inc. and its shareholders and IG Distributing, Inc.
               and its shareholders, as amended (Filed as Exhibit 10.10 to the Registration Statement and incorporated herein by reference).

  10.12        Escrow Agreement dated August 1997 (Filed as Exhibit 10.11 to the
               Registration Statement and incorporated herein by reference).

  10.13 Indemnification Agreement dated 1997 (Filed as Exhibit 10.12 to the Registration Statement and incorporated herein by reference).

  10.14        [Intentionally omitted]

  10.15        Lease Agreement dated September 4, 1993 between Crescent
               Computers, Inc. and TCW Realty Fund II (Filed as Exhibit 10.14 to the Registration Statement and incorporated herein by reference).

  10.16 Leases for property located at 7020 Koll Center Parkway by and between Patrician Associates, Inc. Koll Bernal Avenue Associates and Intelligent Products Marketing, Inc., as amended (Filed as
               Exhibit 10.15 to the Registration Statement and incorporated herein by reference)

  10.17        Industrial Space Lease dated November 13, 1991 between G&R
               Technologies and American National Bank and Trust Company of
               Chicago (Filed as Exhibit 10.16 to the Registration Statement and incorporated herein by reference).

  10.18        Commercial Lease Agreement dated March 29 , 1991 between Computer
               Graphics Distributing Company and Girard Associates II Limited
               Partnership (Filed as Exhibit 10.17 to the Registration Statement and incorporated herein by reference).

  10.19        Lease Agreement dated May 1, 1992 between Microsouth, Inc. and
               ASC North Fulton Associates Joint Venture (Filed as Exhibit 10.18 to the Registration Statement and incorporated herein by reference).

  10.20 Lease Agreement dated March 1998 between Tekgraf, Inc. a Texas corporation and Connecticut General Life Insurance Company,
               (Filed as Exhibit 10.19 to the Registration Statement and incorporated herein by reference), as amended (amendment attached as Exhibit 10.20a).

  10.21        Voting Agreement dated as of August 7, 1997 between Tekgraf, Inc.
               and A. Lowell Nerenberg and Edward H. L. Mason (Filed as Exhibit
               10.20 to the Registration Statement and incorporated herein by reference).

  10.22 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, and Computer Graphics Technology, Inc., a South
               Carolina corporation, and its Shareholders, dated March 23, 1998.

  10.23 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, and Martec, Inc., a California corporation, and its Shareholders, dated March 23, 1998.

  10.24 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, and New England Computer Graphics, Inc., a
               Massachusetts corporation, and its Shareholders, dated
               March 25, 1998.

  10.25        First Amendment to Agreement and Plan of Merger, dated March 30,
               1998, by and among Tekgraf, Inc., Tekgraf Sub III, Inc., New
               England Computer Graphics, Inc. and its Shareholders.

   11.1        Computation of Earnings Per Share.

   21.1        Subsidiaries of the Registrant.

   27.1        Financial Data Schedule (for SEC use only).


     The Registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to Exhibit 10.22, 10.23 or 10.24 to the Securities and Exchange Commission upon request, as provided in Item 601(b)(2) of Regulation S-K.


(b) Reports on Form 8-K.

         None.

                                   SIGNATURES

         PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 31st DAY OF MARCH, 1998.

 Tekgraf, Inc.
 (Registrant)                          By:  /s/ Phillip C. Aginsky
                                          -------------------------------------
                                                Phillip C. Aginsky
                                          Principal Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

   SIGNATURE                              Title                         Date
   ---------                              -----                         ----

/s/ Phillip C. Aginsky        Chairman of the Board, President      March 31, 1998
-------------------------       and Chief Executive Officer
Phillip C. Aginsky              (Principal Executive Officer)


/s/ Dan I. Bailey             Co-President-Technology Division      March 31, 1998
-------------------------       and Director
Dan I. Bailey


/s/ William M. Rychel         Co-President-Graphics Division        March 31, 1998
------------------------        and Director
William M. Rychel


/s/ Martyn L. Cooper          Chief Operating Officer and           March 31, 1998
-------------------------       Director
Martyn L. Cooper


/s/ J. Thomas Woolsey         Director                              March 31, 1998
-------------------------
J. Thomas Woolsey


/s/ Albert E. Sisto           Director                              March 31, 1998
-------------------------
Albert E. Sisto


/s/ Frank X. Dalton, Jr.      Director                              March 31, 1998
-------------------------
Frank X. Dalton, Jr.


/s/ W. Jeffrey Camp           Chief Financial Officer               March 31, 1998
-------------------------     (duly authorized principal
W. Jeffrey Camp                   financial and accounting
                                  officer)

                                Tekgraf, Inc.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                    Financial Statements of Tekgraf, Inc.



Report of Independent Accountants..................................  F-2

Consolidated Balance Sheets........................................  F-3

Consolidated Statements of Operations..............................  F-4

Consolidated Statements of Changes in Stockholder's Equity.........  F-5

Consolidated Statements of Cash Flows..............................  F-6

Notes to Consolidated Financial Statements.........................  F-8

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders
Tekgraf, Inc.

We have audited the accompanying consolidated balance sheets of Tekgraf, Inc. as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tekgraf, Inc. as of December 31, 1996 and 1997, and the results of their consolidated operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.









Atlanta, Georgia
March 20, 1998                                  Coopers & Lybrand, L.L.P.

                                  TEKGRAF, INC.


                           CONSOLIDATED BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                      ---------------------------------
                                                                                           1996              1997
                                            ASSETS
 Current assets:
    Cash and cash equivalents                                                         $       633,027   $    8,600,339
    Accounts receivable, less allowance for doubtful accounts of $35,000
       and $100,000 at December 31, 1996 and 1997, respectively                             1,621,180        9,217,843
    Inventories, net                                                                          636,019        4,700,615
    Prepaid expenses and other assets                                                                          368,770
    Deferred income taxes                                                                       1,500           62,832
                                                                                      ----------------  ---------------
           Total current assets                                                             2,891,726       22,950,399
                                                                                      ----------------  ---------------
 Property and equipment:
    Furniture and fixtures                                                                     83,294          188,132
    Computer equipment                                                                         36,225          343,790
                                                                                      ----------------  ---------------
                                                                                              119,519          531,922
    Less accumulated depreciation                                                             (62,765)        (187,219)
                                                                                      ----------------  ---------------
                                                                                               56,754          344,703

 Goodwill, net                                                                                               6,555,773
 Other assets                                                                                  58,629           52,633
 Deferred income taxes                                                                                          48,840
                                                                                      ----------------  ---------------
           Total assets                                                               $     3,007,109   $   29,952,348
                                                                                      ================  ===============
                                   LIABILITIES
 Current liabilities:
    Current debt                                                                                        $       23,474
    Due to acquisition stockholders                                                                            180,289
    Notes payable, stockholders                                                                                 90,000
    Due to stockholders and related entities                                          $     2,211,164          246,956
    Accounts payable                                                                          711,125        8,345,388
    Accrued expenses                                                                           69,408          928,121
    Income taxes payable                                                                        4,100           70,100
                                                                                      ----------------  ---------------

           Total current liabilities                                                        2,995,797        9,884,328
                                                                                      ----------------  ---------------

 Debt, less current maturities                                                                                  12,788
 Deferred income taxes                                                                          1,200

 Commitments and contingencies

                              STOCKHOLDERS' EQUITY

 Class A Common Stock $.001 par value, 31,666,667 shares authorized; no shares issued and outstanding at December 31, 1996;
    2,100,000 shares issued and outstanding at December 31, 1997                                                 2,100
Class B Common Stock, $.001 par value, 3,333,333 shares authorized;
    1,141,333 shares issued and outstanding at December 31, 1996 and
    3,333,333 issued and outstanding at December 31, 1997                                       1,141            3,333
 Preferred Stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 1996 and 1997
 Due from acquisition stockholders                                                                            (149,863)
 Additional paid-in capital                                                                                 20,584,028
 Retained earnings (deficit)                                                                    8,971         (384,366)
                                                                                      ----------------  ---------------

           Total stockholders' equity                                                          10,112       20,055,232
                                                                                      ----------------  ---------------

           Total liabilities and stockholders' equity                                 $     3,007,109   $   29,952,348
                                                                                      ================  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.


                      CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                YEARS ENDED DECEMBER 31,
                                                                  -----------------------------------------------------
                                                                       1995               1996              1997

 Net sales                                                        $    12,277,340   $     13,414,131   $    48,732,391
 Cost of goods sold                                                    10,367,789         10,951,551        41,249,611
                                                                  ----------------  -----------------  ----------------
           Gross profit                                                 1,909,551          2,462,580         7,482,780

 Operating expenses:
    Selling, general and administrative                                 1,760,957          2,244,924         7,294,267
    Depreciation                                                           28,349             16,999           124,453
    Amortization                                                                                               265,263
                                                                  ----------------  -----------------  ----------------

           Income (loss) from operations                                  120,245            200,657          (201,203)

 Other income                                                                                 14,916            68,333
 Interest expense                                                         125,566            159,500           301,453
                                                                  ----------------  -----------------  ----------------

           Income (loss) before provision (benefit) for
             income taxes                                                  (5,321)            56,073          (434,323)

 Provision (benefit) for income taxes                                      (1,600)            13,000           (40,986)
                                                                  ----------------  -----------------  ----------------

           Net income (loss)                                      $        (3,721)  $         43,073   $      (393,337)
                                                                  ================  =================  ================

 Basic and diluted weighted average shares outstanding                  1,084,266          1,084,266         2,581,441
                                                                  ================  =================  ================

 Basic and diluted net income (loss) per share                    $             -   $            .04   $          (.15)
                                                                  ================  =================  ================



The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.


                      CONSOLIDATED STATEMENTS OF CHANGES IN
                              STOCKHOLDERS' EQUITY



                                                      NUMBER       CLASS A       NUMBER        CLASS B
                                                    OF SHARES       COMMON      OF SHARES      COMMON        DUE FROM
                                                     CLASS A        STOCK        CLASS B        STOCK      STOCKHOLDERS

 Balances, January 1,1995                                                       1,141,333    $     1,141

    Net loss
                                                    -----------  -------------  ----------   ------------  -------------

 Balances, December 31, 1995                                                    1,141,333          1,141

    Net income
                                                    -----------  -------------  ----------   ------------  -------------

 Balances, December 31, 1996                                                    1,141,333          1,141

    Issuance of stock for acquisitions                                          2,192,000          2,192

    Due from acquisition stockholders                                                                      $  (149,863)

    Contribution from pre-acquisition
         stockholders

    Common stock issued                              2,100,000   $      2,100

    Net loss
                                                    -----------  -------------  ----------   ------------  -------------

 Balances, December 31, 1997                         2,100,000   $      2,100   3,333,333    $     3,333   $  (149,863)
                                                    ===========  =============  ==========   ============  =============


                                                   ADDITIONAL      RETAINED
                                                    PAID-IN        EARNINGS
                                                    CAPITAL        (DEFICIT)        TOTAL

 Balances, January 1,1995                                         $   (30,381)  $      (29,240)

    Net loss                                                           (3,721)          (3,721)
                                                 ---------------  ------------  ---------------

 Balances, December 31, 1995                                          (34,102)         (32,961)

    Net income                                                         43,073           43,073
                                                 ---------------  ------------  ---------------

 Balances, December 31, 1996                                            8,971           10,112

    Issuance of stock for acquisitions           $    9,170,866                      9,173,058

    Due from acquisition stockholders                   149,863                              -

    Contribution from pre-acquisition
         stockholders                                   870,000                        870,000

    Common stock issued                              10,393,299                     10,395,399

    Net loss                                                         (393,337)        (393,337)
                                                 ---------------  ------------  ---------------

 Balances, December 31, 1997                     $   20,584,028   $  (384,366)  $   20,055,232
                                                 ===============  ============  ===============


The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            YEARS ENDED DECEMBER 31,
                                                                               -----------------------------------------------
                                                                                    1995              1996               1997

 Cash flows from operating activities:
    Net income (loss)                                                          $  (3,721)      $    43,073       $   (393,337)
    Adjustments to reconcile net income (loss) to net cash
       provided (used) by operating activities:
         Depreciation                                                             28,349            16,999            124,454
         Provision/writedown of inventory                                                                             237,275
         Amortization                                                                                                 265,263
         Provision for doubtful accounts receivable                                2,800            18,000            149,170
         Deferred income taxes                                                    (1,600)            8,900           (111,372)
         Changes in net assets and liabilities, net of
           the effects of the acquisitions:
             Receivables                                                        (417,787)         (256,507)          (956,268)
             Inventories                                                        (137,289)          (86,745)          (501,897)
             Other assets                                                          1,456           (45,897)           114,455
             Accounts payable and accrued expenses                               357,377            99,025          2,591,941
             Income taxes payable                                                                    4,100             66,000
                                                                               ---------       -----------       ------------

                Net cash provided (used) by operating
                   activities                                                   (170,415)         (199,052)         1,585,684
                                                                               ---------       -----------       ------------

 Cash flows from investing activities:
    Cash acquired from acquisitions, net of acquisition
       costs of $88,677                                                                                               371,585
    Payments for purchase of property and equipment                              (33,060)          (69,042)           (59,082)
                                                                               ---------       -----------       ------------

                Net cash provided (used) by investing
                   activities                                                    (33,060)          (69,042)           312,503
                                                                               ---------       -----------       ------------

 Cash flows from financing activities:
    Advance from stockholders and related entities                               472,272         1,115,957             37,862
    Repayment of advance from stockholders and
       related entities                                                                           (520,657)        (2,039,000)
    Repayment of stockholder notes payable                                                                           (125,000)
    Repayments on lines of credit, net                                          (280,130)                          (2,018,036)
    Payment to stockholders for excess net asset values                                                            (1,050,000)
    Capital contribution from stockholders                                                                            870,000
    Payment of stock issuance costs                                                                                  (923,701)
    Proceeds from issuance of common stock, net of
       underwriting discounts                                                                                      11,317,000
                                                                               ---------       -----------       ------------

                Net cash provided by financing activities                        192,142           595,300          6,069,125
                                                                               ---------       -----------       ------------

 Increase (decrease) in cash and cash equivalents                                (11,333)          327,206          7,967,312

 Cash and cash equivalents, beginning of year                                    317,154           305,821            633,027
                                                                               ---------       -----------       ------------

 Cash and cash equivalents, end of year                                        $ 305,821       $   633,027       $  8,600,339
                                                                               =========       ===========       ============


                                   <Continued>

                                  TEKGRAF, INC.

                                                                               YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------------
                                                                       1995              1996              1997
 Supplemental disclosure of cash flow information:

    Cash paid during the year for interest                        $       120,109   $      159,500    $       301,453
                                                                  ================  ===============   ===============

    Cash paid during the year for income taxes                    $             -   $            -    $         4,386
                                                                  ================  ===============   ===============


 Supplemental noncash investing and financing activities:

    During June 1997, the Company issued 2,192,000 shares of Class B Common Stock for the outstanding common stock of six companies

         Fair value of stock issued                                                                   $      9,485,537
         Other acquisition costs                                                                                88,677
         Fair value of liabilities assumed                                                                   9,240,106
         Fair value of assets acquired                                                                     (11,993,284)
                                                                                                      ----------------

                Goodwill                                                                              $      6,821,036
                                                                                                      ================

The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.   ORGANIZATION, BASIS OF PRESENTATION, AND NATURE OF OPERATIONS:

     ORGANIZATION

     The consolidated financial statements of Tekgraf, Inc. (the "Company") as of December 31, 1996 include the accounts of Prisym Technologies, Inc. of Georgia ("Prisym"), a 60% owned subsidiary. The consolidated financial statements of the Company as of December 31, 1997 and for the year then ended include the accounts of Prisym and six computer graphics distributing companies which were acquired on June 2, 1997. These acquisitions were recorded under the purchase method of accounting, and accordingly their results of operations are included in the consolidated statements of operations since their date of acquisition. Minority interest, if any, represents the minority stockholder's proportionate share of the equity in Prisym. All significant intercompany balances, transactions, and profits have been eliminated in consolidation.

     BASIS OF PRESENTATION

     The consolidated financial statements are prepared on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 1996 and 1997 and reported amounts of revenues and expenses for each of the three years in the period ended December 31, 1997. Significant estimates include primarily those made for the allowance for doubtful accounts, reserves for obsolete and slow-moving inventory and the useful life of goodwill. Actual results could differ from those estimates made by management.

     NATURE OF OPERATIONS

     The Company is a manufacturer, integrator and distributor of premium personal computers, workstations, and internet/intranet servers. Products are sold either directly or through distributors. Prisym markets workstations, printers, mass storage, components and peripherals of a major U.S. manufacturer.

     The computer graphic distributing companies acquired during 1997 are located in five separate regions of the U.S. and distribute and market a broad array of complex computer graphics hardware and software. Products are sole primarily to value added resellers and vertical solutions providers.

                                  TEKGRAF, INC.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF OPERATIONS, CONTINUED:

     Inherent in the accompanying consolidated financial statements are certain risks and uncertainties. These risks and uncertainties include, but are not limited to: the impact of competitive products, competition, available sources of supply and various technology related risks.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

     INVENTORIES

     Inventories are stated at the lower of cost (determined principally by the first-in, first-out, and average costs methods) or market. The Company maintains a reserve for its estimate of excess, obsolete and damaged goods. In most instances, the Company receives warranties on its products from its vendors which are at least equivalent to those it provides to its customers.

     PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Property and equipment are depreciated on a straight-line basis over their estimated useful lives which generally range from 3 to 7 years. Amounts expended for maintenance and repairs are charged to expense as incurred. Upon disposition, both the related cost and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to operations.

     GOODWILL

     Goodwill is amortized over its estimated economic life or period of future benefit. The Company is currently amortizing goodwill, on a straight-line basis of 15 years. This estimated life is a composite of many factors which are subject to change because of the nature of the Company's operations. This is particularly true because goodwill reflects value attributable to the going concern nature of acquired businesses, the stability of their operations, market presence and reputation. Accordingly, at each reporting period, the Company evaluates the continued appropriateness of this life and recoverability of the carrying value of the goodwill based upon current and future levels of income and undiscounted cash flows as well as the latest available economic factors and circumstances. Impairment of value, if any, is recognized in the period in which it is determined. The Company does not believe that there are facts or circumstances to indicate impairment of goodwill at December 31, 1997.

                                 TEKGRAF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED:

     REVENUE

     Sales are recognized upon the shipment of products to the customer or distributor.

     Concentration of credit risk with respect to trade accounts receivable is generally diversified due to the number of entities comprising the Company's customer base. The Company performs ongoing credit evaluations and provides an allowance for potential credit losses against the portion of accounts receivable which is estimated to be uncollectible. Such losses have historically been within management's expectations.

     INCOME TAXES

     The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS 109"). Under SFAS 109, deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes. The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments include its debt obligations. Management believes that these instruments bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying values for these instruments are reasonable estimates of fair value.



3.   ACQUISITIONS:

     Effective June 2, 1997, the Company completed the acquisition of 100% of the outstanding common stock of six regional computer graphics distributors (collectively the "Subsidiaries") in exchange for the issuance of 2,192,000 shares of Class B Common Stock. Each stockholder deposited 40% of his shares in escrow to cover potential claims for indemnification under the stock purchase agreements (the "Agreement") for liabilities resulting from the breach of any representation, warranty, covenant or agreement contained in the Agreements.

                                 TEKGRAF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.   ACQUISITIONS, CONTINUED:

     Pursuant to the terms of the Agreements, the Subsidiaries were required to deliver a defined guaranteed net asset value ("NAV"). For certain of the Subsidiaries the estimated excess net book value over the NAV was approximately $1,230,000. During December 1997, $1,050,000 of this estimate was distributed to certain stockholders of subsidiaries. It is anticipated that the remaining excess NAV will be distributed during 1998. For certain of the Subsidiaries the preliminary deficit NAV over the net book value of approximately $150,000 will be collected from the former stockholders of the Subsidiaries. It is anticipated that these amounts will be collected after the final calculation is completed during 1998.

     Pursuant to the terms of the Agreements, pre-acquisition Tekgraf stockholders were required to contribute approximately $870,000 to capital. This contribution was made during November 1997.

     The acquisitions were recorded under the purchase method of accounting. The purchase prices have been allocated to assets acquired and liabilities assumed based on the fair market value of the Company's common stock at the date of acquisition. The fair market value of the Company's stock was estimated based on the initial public offering price of the Company's Units, a discount for lack of marketability, a premium for the voting rights of the Class B Common Stock issued in connection with the acquisitions, and the value of the warrants contained in the Units using the Black Scholes model. The fair value of assets acquired and liabilities assumed, after giving effect to the excess and deficit NAV, is as follows:



           Fair value of stock issued and other acquisition cost                      $     9,574,214
           Fair value of liabilities assumed                                                9,240,106
           Fair value of tangible and identifiable assets acquired                        (11,993,284)
                                                                                      ----------------

                   Goodwill                                                           $     6,821,036
                                                                                      ================

                                 TEKGRAF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


3.   ACQUISITIONS, CONTINUED:

     The following unaudited pro forma summary combines the consolidated results of the Company and the Subsidiaries as if the acquisitions had occurred at the beginning of the earliest period presented, after giving effect to certain adjustments, including the elimination of expenses related to affiliated entities of the Subsidiaries which were not acquired by the Company, adjustments in compensation levels that have been contractually agreed to, elimination of amortization related to negative goodwill, elimination of the pro rata interest expense incurred on capital to be contributed by the pre-acquisition stockholders of the Company, related income tax effects, elimination of transactions between the Subsidiaries, and amortization of intangible assets. The year ended December 31, 1997 amounts include a pro forma adjustment to eliminate the effect of certain inventory purchase accounting adjustments. In addition, the earnings per share amounts give effect to the acquisitions, subsequent recapitalization and the weighted average shares outstanding exclude 166,667 of escrow shares. The pro forma summary does not purport to represent what the Company's results of operations would actually have been if such transaction in fact had occurred at the beginning of the earliest period presented or to project the Company's results of operations for any future period.



                                                                                              FOR THE YEAR ENDED
                                                                                                 DECEMBER 31,
                                                                                        --------------------------------
                                                                                             1996              1997

           Net sales                                                                  $    68,902,291   $    70,603,136
           Gross profit                                                                    11,259,485        11,536,984
           Income from operations                                                           3,143,383         1,339,482
           Income before taxes                                                              2,829,594         1,138,943
           Net income                                                                       1,515,862           512,304
           Basic and diluted income per share                                                     .48               .15
           Weighted average shares outstanding                                              3,166,666         3,454,337


4.   INVENTORIES:

     Inventories, net of reserves, at December 31, 1996 and 1997 consist of the following:



                                                                                           1996              1997
           Component materials                                                        $      562,526    $      661,770
           Finished goods                                                                     73,493         4,038,845
                                                                                      ---------------   ---------------

                                                                                      $      636,019    $    4,700,615
                                                                                      ===============   ===============

5.   GOODWILL:

     Goodwill at December 31, 1997 consists of the following:



           Goodwill associated with the 1997 acquisition                              $    6,821,036
           Accumulated amortization                                                         (265,263)
                                                                                      ---------------

                                                                                      $    6,555,773
                                                                                      ===============


6.   DEBT:

     Long-term debt at December 31, 1997 consists of various installment notes payable with banks bearing interest at rates ranging from 7.5% to 8.5%. These notes are payable in monthly principal and interest installments through 1999 and are collateralized by certain equipment with an approximate net book value of $50,000.



7.   INCOME TAXES:

     The provision (benefit) for income taxes for the years ended 1995, 1996 and 1997 is as follows:



           1995                                                        FEDERAL            STATE             TOTAL

           Current                                                  $             -   $             -   $             -
           Deferred                                                          (1,200)              400            (1,600)
                                                                    ---------------   ---------------   ---------------

                                                                    $        (1,200)  $           400   $        (1,600)
                                                                    ===============   ===============   ===============



           1996                                                        FEDERAL            STATE             TOTAL

           Current                                                  $         3,567   $           533   $         4,100
           Deferred                                                           7,654             1,246             8,900
                                                                    ---------------   ---------------   ---------------

                                                                    $        11,221   $         1,779   $        13,000
                                                                    ===============   ===============   ===============


           1997                                                        FEDERAL            STATE             TOTAL

           Current                                                    $      59,261   $        11,125   $        70,386
           Deferred                                                        (108,030)           (3,341)         (111,372)
                                                                    ---------------   ---------------   ---------------

                                                                    $       (48,770)  $         7,784   $       (40,985)
                                                                    ===============   ===============   ===============

                                 TEKGRAF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.   INCOME TAXES, CONTINUED:

     A reconciliation of federal statutory and effective income tax rates is as follows:



                                                                     1995                1996              1997

           Statutory U.S. federal income tax rate                    15.0%               15.0%             (34.0)%
           Effect of:
           State income taxes, net of federal benefit                 5.0                 5.0                2.4
           Nondeductible meals and entertainment                      8.0                 1.5                3.9
           Nondeductible goodwill amortization                                                              20.8
           Other, net                                                 2.0                 1.5               (2.5)
                                                               ----------          ----------         ----------

           Effective rate                                            30.0%               23.0%              (9.4)%
                                                               ==========          ==========         ==========


     Benefits of approximately $8,400 and $15,000 were recognized due to operating loss carryforwards during 1996 and 1997, respectively.

     An analysis of the deferred income tax assets and liabilities is as follows:



                                                                                         1996           1997

           Current deferred income tax assets:
             Net operating loss carryforward                                          $    1,500
             Accounts receivable                                                                     $  36,885
             Inventory                                                                                  25,947
                                                                                      ----------     ---------

                   Total current deferred income tax assets                           $    1,500     $  62,832
                                                                                      ==========     =========

           Noncurrent deferred income tax assets:
             Other                                                                                   $  48,840
             Net operating loss carryforwards                                         $      800             -
                                                                                      ----------     ---------

                   Total noncurrent deferred income tax assets                        $      800     $  48,840
                                                                                      ==========     =========

           Noncurrent deferred income tax liabilities:
             Property and equipment                                                   $   (1,200)    $       -
                                                                                      ----------     ---------

                   Total noncurrent deferred income tax liabilities                   $   (1,200)    $       -
                                                                                      ==========     =========

                                 TEKGRAF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED

7.   INCOME TAXES, CONTINUED:

     Management believes that realization of the deferred tax assets are more likely than not due primarily to anticipated future taxable income and taxable income available in carryback periods.



8.   COMMITMENTS AND CONTINGENCIES:

     OPERATING LEASE

     The Company leases office space under various operating leases expiring through 2001. At December 31, 1997 minimum rentals due under these leases were as follows:



           1998                                                                       $  464,655
           1999                                                                          309,265
           2000                                                                          163,162
           2001                                                                           96,888
                                                                                      ----------

                                                                                      $1,033,970
                                                                                      ==========


     Rent expense for the years ended December 31, 1995, 1996 and 1997 was approximately $60,000, $60,000 and $323,000, respectively.

     LITIGATION

     The Company is involved from time to time in litigation on matters which are routine to the conduct of its business. Although the outcome of any litigation cannot be predicted with certainty, the Company does not believe that any outstanding litigation will have a material adverse effect on the Company's consolidated financial position, results of operations, or cash flows.

     EMPLOYMENT AGREEMENTS

     Certain stockholders of the Company have entered into employment agreements which provide for a set base salary, participation in future incentive bonus plans, stock option plans, certain other benefits, and a covenant not to compete following termination of such person's employment.

                                 TEKGRAF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.   CAPITAL STRUCTURE:

     On November 11, 1997, in connection with the initial public offering of the Company's securities, 2,100,000 units were issued. Each unit consisted of one share of Class A Common Stock and one Redeemable Warrant. The Class A Common Stock and Redeemable Warrant were transferable separately immediately upon issuance.

     CLASS A COMMON STOCK

     On June 2, 1997, the Company authorized 31,666,667 shares of Class A Common Stock, $.001 par value. Holders of Class A Common Stock have the right to cast one vote for each share held of record on all matters submitted to a vote of holders of Class A Common Stock.

     REDEEMABLE WARRANTS

     Each Redeemable Warrant entitles the registered holder to purchase one share of Class A Common Stock at an exercise price of $8.40 at any time until the fifth anniversary of the date of issue. Beginning on the first anniversary of the date of issue, the Redeemable Warrants are redeemable by the Company on 30 days written notice and at a redemption price of $.05 per Redeemable Warrant if the closing price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $11.75 per share. All Redeemable Warrants must be redeemable if any are redeemed. The Company has reserved from its authorized but unissued shares a sufficient number of shares of Class A Common Stock for issuance upon the exercise of the Redeemable Warrants. The Redeemable Warrants do not contain any voting or other rights of a stockholder of the Company.

     CLASS B COMMON STOCK

     On May 1, 1997 the Company increased the outstanding shares from 100 to 3,424 by declaring a 34.24-for-1 stock split of the Company's common stock (par value of $1.00). On June 2, 1997, the Company declared a 400-for-1 stock split of the Company's common stock pursuant to which all of the Company's outstanding common stock were exchanged for 4,000,000 shares of Class B Common Stock with a par value of $.001. During October 1997, the Company effected a .83333325-for-1 reverse stock split pursuant to which the outstanding shares of Class B Common Stock were exchanged for 3,333,333 shares of Class B Common Stock. Each share of Class B Common Stock is entitled to five votes on all matters on which stockholders may vote, including the election of directors. Each share of Class B Common Stock is automatically converted into one share of Class A Common Stock upon (i) its sale, gift of transfer, except in the case of a transfer to a trust for which the original holder acts as sole trustee or to any other holder of Class B Common Stock, (ii) the death of the original holder thereof, including in the case of the original holder having transferred the Class B common Stock to a trust for which the original holder served as trustee during his or her lifetime, or (iii) the conversion of an aggregate of 75% of the authorized shares of Class B Common Stock.

                                 TEKGRAF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


9.   CAPITAL STRUCTURE, CONTINUED:

     ESCROW SHARES

     In connection with the Company's initial public offering of its securities, the holders of the Company's Class B Common Stock agreed to place an aggregate of 166,667 shares into escrow. These shares may be voted, but are not transferable or assignable. These shares will be released if, and only if, certain predetermined thresholds of pre-tax income or market value of the Company's Class A Common stock are exceeded. In the event any shares are released from escrow to the holders who are employees or directors of the Company, compensation expense equal to the fair value of the escrow shares will be recognized in the consolidated statement of operations.

     PREFERRED STOCK

     On June 2, 1997, the Company authorized 5,000,000 shares of preferred stock. The Board of Directors will have the authority to issue the preferred stock in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights and terms of redemption and liquidation preferences, without further vote or action by the stockholders.

     The consolidated balance sheets as of December 31, 1996 and 1997 have been retroactively adjusted for these events. As part of the recapitalization, the Company changed its name from Crescent Computers, Inc. to Tekgraf, Inc.


10.  STOCK OPTION PLAN:

     During August 1997, the Company's Board of Directors and stockholders approved the 1997 Stock Option Plan (the "Plan") covering 300,000 shares of the Company's Class A Common Stock which may be granted to employees, officers, directors, and consultants or advisers to the Company. Options granted under the Plan may be either (i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code or
     (ii) non-qualified stock options. Incentive options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the stock on the date of grant, except that the term of an incentive option granted under the Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the stock on the date of grant. In addition, to the extent that the aggregate fair market value, as of the date of grant, of the stock for which incentive options become exercisable for the first time by an optionee during the calendar year exceeds $100,000 the portion of such option which is in excess of $100,000 limitation will be treated as a non-qualified option. The Plan, which expires in August 2007, is administered by the Company's Board of Directors.

                                 TEKGRAF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


10.  STOCK OPTION PLAN, CONTINUED:

     The Company granted 15,000 options during November 1997, at an exercise price of $6.00 per share. The Company did not grant any options prior to November 1997 and at December 31, 1997 no options were exercisable.

     The Company has 285,000 shares available for future grant at December 31, 1997.

     The Company applies APB Opinion No. 25 ("APB 25") and related Interpretations in accounting for the Plan. During 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") changing the methods for recognition of cost on plans similar to those of the Company. Adoption of the accounting provisions of FAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under FAS 123 are required, but approximate the amounts recognized by applying APB 25. This is not indicative of future amounts as additional awards in future years are anticipated.



11.  NET INCOME (LOSS) PER COMMON SHARE:

     In February 1997, the Financial Accounting Standard Board issued Statement No. 128 ("FAS 128"). This statement establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. FAS 128 requires restatement of all prior-period EPS data.

     Potential common stock is in the form of stock options and warrants which do not have an effect on the 1997 diluted net income (loss) per common share calculations. The following table presents information necessary to calculate basic and diluted EPS for the years ended December 31, 1995, 1996 and 1997:



                                                                        1995             1996            1997

           Weighted average shares outstanding                          1,141,333        1,141,333       2,702,166
           Escrow shares                                                  (57,067)         (57,067)       (120,725)
                                                                    -------------    -------------   -------------

                                                                        1,084,266        1,084,266       2,581,441
                                                                    =============    =============   =============

                                 TEKGRAF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


12.  RELATED PARTY TRANSACTIONS:

     Included in the due to stockholder and related parties balance at December 31, 1996 and 1997 are advances from the Company's majority stockholder of $2,109,325 and $137,314, respectively, and advances from other stockholders of $101,840 and $109,642, respectively. During each of the three years in the period ended December 31, 1997, the Company recognized interest expense on the advances from the majority stockholder of approximately $126,000, $160,000, and $177,000, respectively. The advances from the majority stockholders bear interest at 8%. The advances from other stockholder do not bear interest. All advances from stockholders are due on demand.

     During the year ended December 31, 1996, the Company paid management fees to the majority stockholder of $135,000.

     At December 31, 1997, the Company has a note payable with a stockholder of the Company for $90,000. The note bears interest at 12% and has no stated maturity date.


13.  FUTURE ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARDS:

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 131, Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"), and No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 131 specifies revised guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. These Standards are effective for years beginning after December 15, 1997.

     The Company believes that the impact of these Standards, when adopted, will not have a material impact on the Company's consolidated financial statements.

                                 TEKGRAF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


14.  SEGMENT INFORMATION:

     The Company's operations are classified into two business units: graphics and technology. These business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made.



                                                                         1995              1996              1997
           Net sales:
             Graphics                                               $            -    $            -    $   33,511,680
             Technology                                                 12,277,340        13,414,131        15,220,711
                                                                    ---------------   ---------------   --------------

                   Total net sales                                  $   12,277,340    $   13,414,131    $   48,732,391
                                                                    ===============   ===============   ==============
           Operating income (loss):
             Graphics                                               $            -    $            -    $      449,446
             Technology                                                    120,245           200,657          (225,862)
             Corporate                                                                                        (424,787)
                                                                    ---------------   ---------------   --------------

                   Total operating income (loss)                    $      120,245    $      200,657    $     (201,203)
                                                                    ===============   ===============   ==============
           Identifiable assets:
             Graphics                                               $            -    $            -    $   17,668,748
             Technology                                                  2,264,411         3,007,109         2,096,920
             Corporate                                                           -                 -        10,186,680
                                                                    ---------------   ---------------   --------------

                   Total identifiable assets                        $    2,264,411    $    3,007,109    $   29,952,348
                                                                    ===============   ===============   ==============

     Corporate operating income (loss) includes overhead and special charges related to the consolidated Company.



15.  SUBSEQUENT EVENT:

     In March 1998, the Company entered into three agreements and plans of merger, each of which is by and among the Company, a subsidiary of the Company formed for purposes of effectuating each merger, and a computer graphics wholesale company. The agreements provide for the issuance of an aggregate of 895,000 unregistered Class A common stock shares of the Company and payment of $1,415,000 in cash, in connection with these acquisitions, subject to adjustment in the event that warranted earnings levels and warranted net asset values are either not met or exceeded. These acquisitions will be accounted for under the purchase method of accounting and are subject to the satisfactory completion of due diligence, the receipt of regulatory approvals and consents, and other conditions to closing.

                                 TEKGRAF, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, CONTINUED


16.  CONSOLIDATED CONDENSED QUARTERLY INFORMATION (UNAUDITED):

     Selected financial information for each of the four quarters in the years ended December 31, 1996 and 1997 are as follows:



                                                                                    NET INCOME           WEIGHTED
                                                                   NET                (LOSS)           AVERAGE SHARES
                                     NET           GROSS          INCOME            PER SHARE           OUTSTANDING
           1996                     SALES          PROFIT         (LOSS)        BASIC AND DILUTED        BASIC AND
                                                                                                          DILUTED
           First                 $  3,415,851   $    585,817   $    139,230     $       0.13             1,084,266
           Second                   3,434,479        566,137         23,672             0.02             1,084,266
           Third                    3,282,468        658,078        (32,266)           (0.03)            1,084,266
           Fourth                   3,281,333        652,548        (87,563)           (0.08)            1,084,266
                                 -------------  -------------  ------------

                 Total           $ 13,414,131   $  2,462,580   $     43,073     $       0.04             1,084,266
                                 =============  =============  ============

           1997

           First                 $  3,130,610   $    611,138   $    109,610     $       0.10             1,084,266
           Second                   9,321,271      1,234,430         28,245             0.02             1,725,004
           Third                   18,536,085      3,009,566        191,966             0.06             3,166,666
           Fourth                  17,744,425      2,627,646       (723,158)(1)        (0.17)            4,307,970
                                 -------------  -------------  ------------

                 Total           $ 48,732,391   $  7,482,780   $   (393,337)    $      (0.15)            2,581,441
                                 =============  =============  ============


(1) Net loss in the fourth quarter was primarily attributable to decreased sales and additional selling, general and administrative expenses incurred in the fourth quarter, including costs associated with operating as a public company.

     Basic income (loss) per shared was the same as diluted income (loss) per share in each period presented above.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




Our report on the consolidated financial statements of Tekgraf, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such consolidated financial statements, we have also audited the related consolidated financial statement schedule included on page F-23 of this Form 10-K.

In our opinion, the consolidated financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





                                                       Coopers & Lybrand, L.L.P.

Atlanta, Georgia
March 20, 1998

SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS




                                             BALANCE AT        CHARGED TO           DEDUCTIONS            BALANCE
                                              BEGINNING         COSTS AND              AND                 AT END
               DESCRIPTION                    OF PERIOD         EXPENSES        RECLASSIFICATIONS        OF PERIOD

 Allowance for doubtful accounts           $        35,000   $       149,170   $           (84,170)    $      100,000
                                           ================  ================  =====================   ===============

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.                             DESCRIPTION OF EXHIBIT
 -------                           ----------------------
  2.1          Plan of Merger between Crescent Computers, Inc. and Tekgraf,
               Inc., dated June 20, 1997 (Filed as Exhibit 2.1 to the Company's
               Registration Statement on Form S-1, No. 333-33449, and
               incorporated herein by reference(the "Registration Statement")) .

  3.1          Certificate of Incorporation dated June 17, 1997 (Filed as
               Exhibit 3.1 to the Registration Statement and incorporated herein by reference).

  3.2 Bylaws. (Filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference).

  4.1          Form of Warrant Agreement (Filed as Exhibit 4.1 to the Registration
               Statement and incorporated herein by reference)

  4.2          Form of Unit Purchase Option (Filed as Exhibit 4.2 to the Registration
               Statement and incorporated herein by reference).

  10.1         1997 Stock Option Plan of the Company (Filed as Exhibit 10.1 to the
               Registration Statement and incorporated herein by reference).

  10.2         Employment Agreement dated June 2, 1997 between Crescent
               Computers, Inc. and Phillip C. Aginsky (Filed as Exhibit 10.2 to the Registration Statement and incorporated herein by reference).

  10.3         Employment Agreement dated June 2, 1997 between Crescent
               Computers, Inc. and Dan I. Bailey (Filed as Exhibit 10.3 to the
               Registration Statement and incorporated herein by reference).

  10.4         Employment Agreement dated June 2, 1997 between Crescent
               Computers, Inc. and William M. Rychel (Filed as Exhibit 10.4 to the Registration Statement and incorporated herein by reference).

  10.5         Form of Employment Agreement between Crescent Computers, Inc. and
               Regional Sales Directors (Filed as Exhibit 10.5 to the
               Registration Statement and incorporated herein by reference).

  10.6         Employment Agreement dated February 26, 1998, between Tekgraf,
               Inc. and W. Jeffrey Camp.

  10.7         Stock Purchase Agreement dated May 1, 1997, by and among
               Crescent Computers, Inc. and its shareholders and Microsouth, Inc.
               and its shareholders, as amended (Filed as Exhibit 10.6 to the Registration Statement and incorporated herein by reference).


 EXHIBIT
   NO.                             DESCRIPTION OF EXHIBIT
 -------                           ----------------------
  10.8         Stock Purchase Agreement dated May 1, 1997 by and among Crescent
               Computers, Inc. and its shareholders and tekgraf, inc. and its shareholders, as amended (Filed as Exhibit 10.7 to the Registration
               Statement and incorporated herein by reference).

  10.9         Stock Purchase Agreement dated May 1, 1997 by and among Crescent
               Computers, Inc. and its shareholders and G&R Marketing, Inc. and its shareholders, as amended (Filed as Exhibit 10.8 to the Registration Statement and incorporated herein by reference).

  10.10        Stock Purchase Agreement dated May 1, 1997 by and among Crescent
               Computers, Inc. and its shareholders and Computer Graphics
               Distributing Company and its shareholders, as amended (Filed as Exhibit 10.9 to the Registration Statement and incorporated herein by reference).

  10.11        Stock Purchase Agreement dated May 1, 1997 by and among Crescent
               Computers, Inc. and its shareholders and Intelligent Products
               Marketing, Inc. and its shareholders and IG Distributing, Inc.
               and its shareholders, as amended (Filed as Exhibit 10.10 to the Registration Statement and incorporated herein by reference).

  10.12        Escrow Agreement dated August 1997 (Filed as Exhibit 10.11 to the
               Registration Statement and incorporated herein by reference).

  10.13 Indemnification Agreement dated 1997 (Filed as Exhibit 10.12 to the Registration Statement and incorporated herein by reference).

  10.14        [Intentionally omitted]

  10.15        Lease Agreement dated September 4, 1993 between Crescent
               Computers, Inc. and TCW Realty Fund II (Filed as Exhibit 10.14 to the Registration Statement and incorporated herein by reference).

  10.16 Leases for property located at 7020 Koll Center Parkway by and between Patrician Associates, Inc. Koll Bernal Avenue Associates and Intelligent Products Marketing, Inc., as amended (Filed as
               Exhibit 10.15 to the Registration Statement and incorporated herein by reference)

  10.17        Industrial Space Lease dated November 13, 1991 between G&R
               Technologies and American National Bank and Trust Company of
               Chicago (Filed as Exhibit 10.16 to the Registration Statement and incorporated herein by reference).

  10.18        Commercial Lease Agreement dated March 29 , 1991 between Computer
               Graphics Distributing Company and Girard Associates II Limited
               Partnership (Filed as Exhibit 10.17 to the Registration Statement and incorporated herein by reference).

  10.19        Lease Agreement dated May 1, 1992 between Microsouth, Inc. and
               ASC North Fulton Associates Joint Venture (Filed as Exhibit 10.18 to the Registration Statement and incorporated herein by reference).

  10.20 Lease Agreement dated March 1998 between Tekgraf, Inc. a Texas corporation and Connecticut General Life Insurance Company,
               (Filed as Exhibit 10.19 to the Registration Statement and incorporated herein by reference), as amended (amendment attached as Exhibit 10.20a).

  10.21        Voting Agreement dated as of August 7, 1997 between Tekgraf, Inc.
               and A. Lowell Nerenberg and Edward H. L. Mason (Filed as Exhibit
               10.20 to the Registration Statement and incorporated herein by reference).

  10.22 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, and Computer Graphics Technology, Inc., a South
               Carolina corporation, and its Shareholders, dated March 23, 1998.

  10.23 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, and Martec, Inc., a California corporation, and its Shareholders, dated March 23, 1998.

  10.24 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, and New England Computer Graphics, Inc., a
               Massachusetts corporation, and its Shareholders, dated
               March 25, 1998.

  10.25        First Amendment to Agreement and Plan of Merger, dated March 30,
               1998, by and among Tekgraf, Inc., Tekgraf Sub III, Inc., New
               England Computer Graphics, Inc. and its Shareholders.

   11.1        Computation of Earnings Per Share.

   21.1        Subsidiaries of the Registrant.

   27.1        Financial Data Schedule (for SEC use only).
