Form 10-Q
period 1998-03-31
TEKGRAF INC
filed 1998-05-15
CIK 1044167

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the period from _____ to _________.

                          Commission File No. 0-23221

                                 TEKGRAF, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


            Delaware                                   58-2033795
--------------------------------        ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
 incorporation or organization)

6000 Lake Forrest Drive, Suite 110                     30328
Atlanta, Georgia                                     ----------
----------------------------------------             (Zip Code)
(Address of principal executive offices)

       Registrant's telephone number, including area code: (404) 252-0201
                                                           --------------

Former Address: 2979 Pacific Drive, Suite B Norcross, Georgia 30071 (Former name, former address and former fiscal year, if changed since last report):

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                              Yes: X           No: __

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date:

               Class                        Outstanding at May 14, 1998
               -----                    -----------------------------------

Class A Common Stock, $.001 par value              2,994,998 shares

Class B Common Stock, $.001 par value              3,333,333 shares

                                 TEKGRAF, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                               Table of Contents


PART I. FINANCIAL INFORMATION                                                                       PAGE
Item 1.  Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 1997 and March 31, 1998                                1

Consolidated Statements of Income for the three months ended March 31, 1997 and
March 31, 1998                                                                                        3

Consolidated Statements of Cash Flows for the three months ended
  March 31, 1997 and March 31, 1998                                                                   4

Notes to Consolidated Financial Statements                                                            5

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                                           7

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                  11

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           11

Item 4. Submission of Matters to a Vote of Securities Holders                                        11

Item 5. Other Information                                                                            11

Item 6. Exhibits and Report on Form 8-K                                                              13

SIGNATURES

Index of Exhibits

PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                   Tekgraf, Inc. Consolidated Balance Sheets

                                                                   December 31,        March 31,
                                                                       1997              1998
                                                                                     (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                         $  8,600,339        $  4,303,619
Accounts receivable, less allowance for
 doubtful accounts of $205,000 and $221,000 at
 December 31, 1997 and March 31, 1998, respectively                  9,217,843           9,313,269
Inventories, net                                                     4,700,615           6,777,021
Prepaid expenses and other assets                                      368,770             356,295
Prepaid income taxes                                                                       103,163
Deferred income taxes                                                   62,832              84,892
                                                                  ------------        ------------
Total current assets                                                22,950,399          20,938,259
                                                                  ------------        ------------
Property and equipment                                                 531,922             630,895
Less accumulated depreciation                                         (187,219)           (229,689)
                                                                  ------------        ------------
                                                                       344,703             401,206
Goodwill, net                                                        6,555,773           6,442,089
Other assets                                                            52,633              46,648
Deferred income taxes                                                   48,840              48,840
                                                                  ------------        ------------
Total assets                                                      $ 29,952,348        $ 27,877,042
                                                                  ============        ============



  The accompanying notes are an integral part of these consolidated financial statements.

                                                                           December 31,        March 31,
                                                                              1997               1998
                                                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current debt                                                              $     23,474        $     15,591
Due to acquisition stockholders                                                180,289             180,289
Note payable, stockholders                                                      90,000              90,000
Due to stockholders and related entities                                       246,956
Accounts payable                                                             8,345,388           6,675,595
Accrued expenses                                                               928,121             782,256
Income taxes payable                                                            70,100
                                                                          ------------        ------------
 Total current liabilities                                                   9,884,328           7,743,731
                                                                          ------------        ------------
Debt, less current maturities                                                   12,788              12,788
                                                                          ------------        ------------
                                                                             9,897,116           7,756,519
                                                                          ------------        ------------
Commitments and contingencies

Stockholders' equity:

Class A Common Stock, $.001 par value,
31,666,667 shares authorized; 2,100,000
shares issued and outstanding at December 31, 1997
and March 31, 1998                                                               2,100               2,100
Class B Common Stock, $.001 par value, 3,333,333
shares authorized; 3,333,333 shares issued and
outstanding at December 31, 1997 and March 31, 1998                              3,333               3,333
Preferred Stock, $.001 par value, 5,000,000 shares
authorized; no shares issued at December 31, 1997
and March 31, 1998
Due from acquisition stockholders                                             (149,863)           (149,863)
Additional paid-in capital                                                  20,584,028          20,555,094
Retained earnings (deficit)                                                   (384,366)           (290,141)
                                                                          ------------        ------------
Total stockholders' equity                                                  20,055,232          20,120,523
                                                                          ------------        ------------
 Total liabilities and stockholders' equity                               $ 29,952,348        $ 27,877,042
                                                                          ============        ============



  The accompanying notes are an integral part of these consolidated financial statements.

                Tekgraf, Inc. Consolidated Statements of Income


                                                                            Three Months
                                                                           Ended March 31,
                                                                     ---------------------------
                                                                          1997          1998
                                                                              (Unaudited)

Net sales                                                            $  3,130,610   $ 16,871,281
Cost of goods sold                                                      2,519,472     14,041,156
                                                                     ------------   ------------
Gross profit                                                              611,138      2,830,125
Operating expenses:
 Selling, general and administrative                                      363,220      2,527,864
 Depreciation                                                              10,367         45,676
 Amortization                                                                            120,603
                                                                     ------------   ------------
      Income from operations                                              237,551        135,982
Other income/expense, net                                                   6,407        118,006
Interest expense                                                           25,000          3,808
                                                                     ------------   ------------
Income before provision for income
  taxes and minority interest                                             218,958        250,180
Provision for income taxes                                                 85,400        146,000
                                                                     ------------   ------------
Income before minority interest                                           133,558        104,180
Minority interest                                                          23,948          9,955
                                                                     ------------   ------------
 Net income                                                          $    109,610   $     94,225
                                                                     ============   ============
Basic and diluted weighted
  average shares outstanding                                            1,084,266      5,266,666
                                                                     ============   ============
Basic and diluted net income per share                               $        .10   $        .02
                                                                     ============   ============



  The accompanying notes are an integral part of these consolidated financial statements.

              Tekgraf, Inc. Consolidated Statements of Cash Flows


                                                                         Three Months Ended
                                                                              March 31,
                                                                     ---------------------------
                                                                        1997              1998
                                                                             (Unaudited)
Cash flows from operating activities:
 Net income                                                          $    109,610   $     94,225
Adjustments to reconcile net income to
  net cash  provided by (used in) operating activities:
  Provision for doubtful accounts receivable                                              16,000
  Provision/writedown of inventory                                                        91,000
  Depreciation                                                             10,367         45,676
  Amortization                                                                           120,603
  Deferred taxes                                                             (800)       (22,060)
  Minority interest                                                        23,948          9,955
  Changes in assets and liabilities:
   Accounts receivable                                                    (91,280)      (111,426)
   Inventories                                                            (68,867)    (2,167,406)
   Prepaid expenses and other assets                                      (17,524)         1,586
   Accounts payable and accrued expenses                                  104,736     (1,844,592)
   Income taxes                                                            86,200       (173,263)
                                                                     ------------   ------------
Total adjustments                                                          46,780     (4,033,927)
                                                                     ------------   ------------
Net cash provided by (used in) operating activities                       156,390     (3,939,702)
                                                                     ------------   ------------
Cash flows from investing activities:
Purchase of property and equipment                                         (4,898)      (102,179)
                                                                     ------------   ------------
Net cash used in investing activities                                      (4,898)      (102,179)
                                                                     ------------   ------------
Cash flows from financing activities:
Repayment of debt                                                                         (7,883)
Repayment of advance from
  stockholders and related entities                                      (117,110)      (246,956)
                                                                     ------------   ------------
Net cash used in financing activities                                    (117,110)      (254,839)
                                                                     ------------   ------------
 Increase (decrease) in cash and cash equivalents                          34,382     (4,296,720)
Cash and cash equivalents, beginning of period                            633,027      8,600,339
                                                                     ------------   ------------
Cash and cash equivalents, end of period                             $    667,409   $  4,303,619
                                                                     ============   ============



  The accompanying notes are an integral part of these consolidated financial statements.

Tekgraf, Inc.  Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

The accounting and reporting policies of Tekgraf, Inc. ("Tekgraf" or the "Company") conform to generally accepted accounting principles and are unaudited but reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


2. Net Income Per Common Share

Basic and diluted net income per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. There were no common stock equivalents during either of the periods presented. At March 31, 1998, the basic and diluted weighted average shares exclude the escrow shares and was determined as follows:

Shares outstanding from beginning of period                     5,433,333
Weighted average escrow shares                                   (166,667)
                                                                ---------
         Basic and diluted weighted average shares              5,266,666
                                                                =========


3. 1997 Acquisitions

Effective June 2, 1997, the Company completed the acquisition of 100% of the outstanding common stock of G&R Marketing, Inc., Microsouth, Inc., tekgraf, inc., Computer Graphics Distributing Company, Intelligent Products Marketing, Inc., and IG Distribution, Inc. (collectively, the "Subsidiaries") in exchange for the issuance of 2,192,000 shares of class B common stock of the Company (the "Acquisitions"). The Subsidiaries are regional distributors and marketers of computer graphics hardware and software. The Acquisitions were recorded under the purchase method of accounting and accordingly, the results of operations have been included in the Company's statement of income from the acquisition date.

The following unaudited pro forma summary combines the consolidated results of the Company and the Subsidiaries as if the Acquisitions had occurred as of January 1, 1997, after giving effect to certain adjustments, including elimination of revenue and expenses related to affiliated entities of the Subsidiaries which were not acquired by the Company, adjustments in compensation levels that have been contractually agreed to, elimination of amortization related to negative goodwill, elimination of pro rata interest expense incurred on capital to be contributed by the pre-combination stockholders of the Company, related income tax effects, elimination of transactions between the Subsidiaries, and amortization of intangible assets. In addition, the earnings per share amounts give effect to the combination and subsequent recapitalization that the Company completed during November 1997 and the weighted average shares outstanding exclude 166,667 escrow shares. The pro forma summary does not purport to represent what the Company's results of operations would have actually been if the Acquisitions had occurred as of January 1, 1997 or to project the Company's results of operations for any future period.

                                                                For the three
                                                                months ended
                                                                March 31, 1997
                                                                --------------
           Net sales                                            $ 17,599,318
           Gross profit                                            2,887,842
            Income from operations                                   868,365
           Income before taxes                                       858,658
           Net income                                                478,383
           Basic and diluted income per share                   $       0.09
           Weighted average shares outstanding                     5,266,000

4. Income Taxes

The Company's effective tax rate was 39.0% and 58.4% for the three months ended March 31, 1997 and 1998, respectively. The difference between the Company's effective and statutory tax rates for 1998 resulted primarily due to the amortization of non-deductible goodwill and, for both periods, due to state taxes net of the federal benefit.


5. Subsequent Events

   Acquisitions

On April 1, 1998, the Company acquired Computer Graphics Technology, Inc., a South Carolina corporation ("CGT"), by merging CGT into a wholly-owned subsidiary of the Company. The Company paid $500,000 in cash and issued an aggregate of 330,000 unregistered shares of the Company's Class A Common Stock to the holders of all of the outstanding shares of stock of CGT as consideration in this acquisition.

On May 1, 1998, the Company acquired Martec, Inc., a California corporation ("Martec"), by merging Martec into a wholly-owned subsidiary of the Company. The Company paid $500,000 in cash and issued an aggregate of 300,000 unregistered shares of the Company's Class A Common Stock to the holder of all of the outstanding shares of stock of Martec as consideration in this acquisition.

On May 8, 1998, the Company acquired New England Computer Graphics, Inc., a Massachusetts corporation ("NECG"), by merging NECG into a wholly-owned subsidiary of the Company. The Company paid $415,000 in cash and issued an aggregate of 264,998 unregistered shares of the Company's Class A Common Stock to the holders of all of the outstanding shares of stock of NECG as consideration in this acquisition.

The purchase prices for the acquisitions described above are subject to adjustment based on certain net asset value and profitability guarantees. In order to secure these guarantees, a total of $325,000 of the cash consideration and 192,251 of the unregistered shares of the Class A Common Stock were placed in escrow. In addition to these escrowed amounts, a total of 192,250 shares was placed in escrow to secure the various representations, warranties and other provisions of the respective agreements. The acquisitions will be accounted for as purchases. The acquired entities are regional distributors and marketers of computer graphics hardware and software.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

         This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements appear in a number of places in this report and include all statements that are not historical fact and that relate to the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans, including the Company's ability to obtain financing in the future; (ii) trends affecting the Company's financial condition or results of operations; (iii) the Company's growth strategy and operating strategy; (iv) the Company's anticipated capital needs and capital expenditures; (v) projected outcomes and any effects on the Company of any litigation or investigations concerning the Company; and (vi) the potential impact of changes to, additions of or losses of distribution agreements with manufacturers. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and that actual results, performance or developments could differ materially for those implied by such forward-looking statements as a result of known and unknown risks and other factors, including those described from time to time in the Company's filings with the Securities and Exchange Commission under the heading "Risk Factors" and elsewhere, which should be read in conjunction with this document. Among such factors are risks relating to acquisitions, competition and pricing pressures, dependence on acquiring and maintaining distribution arrangements with manufacturers, dependence on certain suppliers and economic conditions.


Overview

The Company was incorporated in Georgia in February 1993 and in December 1994, completed the acquisition of a 60% interest in Prisym Technologies, Inc. of Georgia. In June 1997, Crescent completed the acquisitions of 100% interests in Microsouth, Inc., G&R Marketing, Inc., tekgraf, inc., Computer Graphics Distributing Company, Intelligent Products Marketing, Inc. and IG Distribution, Inc. These acquisitions have been accounted for using the purchase method of accounting. Subsequent to the acquisitions, the Company completed a merger pursuant to which it reincorporated in the State of Delaware and effected a recapitalization pursuant to which each share of common stock of the Georgia entity was exchanged for 400 shares of Class B Common Stock of the Delaware entity. In November 1997, the Company completed its initial public offering of 2,100,000 shares of its Class A Common Stock.

In connection with the acquisitions listed above, a total of 2,192,000 shares of Class B common stock of the Company was issued.


Results of Operations

Net sales. Net sales increased $13.74 million, or 439%, to $16.87 million for the quarter ended March 31, 1998 compared to $3.13 million for the quarter ended March 31, 1997. Of the increase, $12.8 million was attributable to the acquisitions that occurred on June 2, 1997. The remaining $930,000 of the increase was due to increased market penetration and internal growth.

Gross Profit. Gross profit increased $2.22 million, or 363%, to $2.83 million for the three months ended March 31, 1998 compared to $611,000 for the same period in 1997. Gross margin decreased to 16.77% for the first quarter of 1998 compared to 19.52% for the same period in 1997. The decreases were primarily attributable to the differing product mixes.

SG&A Expenses. SG&A expenses increased $2.16 million, or 596%, to $2.53 million for the three months ended March 31, 1998 compared to $363,000 for the same period in 1997. The acquisitions accounted for

$1.50 million of the increase, and costs associated with the internal growth, costs of operating as a public company and additional infrastructure costs accounted for the remainder.

Income from Operations. Operating income decreased $102,000 to $136,000 for the first quarter of 1998 compared to $238,000 for the corresponding 1997 quarter. In addition to the costs described above, income from operations for 1998 was reduced by $121,000 related to the amortization of goodwill and increased depreciation of $35,000.

Provision for Income Taxes. The Company's effective tax rate was 39% and 58.4% for the three months ended March 31, 1998 and 1997, respectively. The difference between the Company's effective and statutory rates for 1998 resulted primarily due to the amortization of non-deductible goodwill and, for both periods, due to state taxes net of the federal benefit.


Pro Forma Combined Financial Information


The acquisitions described previously have had a significant impact on the comparisons of operating results for 1998 and 1997, due to the fact that the operating results are included only for the period January 1, 1998 through March 31, 1998. Therefore, in addition to the historical comparisons of the quarters ended March 31, 1998 and March 31, 1997, the Company has included here the pro forma statement of income for the quarter ended March 31, 1997 as if the acquisitions had occurred as of January 1, 1997, giving effect to certain adjustments, including the elimination of revenue and expenses related to affiliated entities of the acquisitions which were not acquired by the Company, adjustments in compensation levels that have been contractually agreed to, elimination of amortization of negative goodwill, elimination of the pro rata interest expense incurred on capital to be contributed by the pre-combination stockholders of the Company, related income tax effects, elimination of transactions between the acquisition companies, and amortization of the intangible assets.

The 1997 unaudited pro forma data below also gives no effect to any efficiencies or additional costs that might have occurred, if any, had the companies actually been combined for the entire period presented. Additionally, the 1997 unaudited pro forma data does not take into account the additional interest that might have been earned or interest expense that that might have been saved from the proceeds of the Offering. The pro forma statement of income data is not intended to be indicative of future operations, but rather for a better understanding of the Company on a comparative basis. A discussion and analysis of the pro forma results, given the above qualifications, is not considered meaningful and is therefore not presented. All amounts are presented in thousands.


                                                         Quarter ended
                                                           March 31,
                                                     1997             1998
                                                 ------------   ------------
                                                         Unaudited
Statement of Income Data:                         (Pro forma     (historical)
                                                   Combined)
Net sales                                        $     17,599   $     16,871
Cost of goods sold                                     14,711         14,041
                                                 ------------   ------------
Gross profit                                            2,888          2,830
Operating expenses:
   Selling, general and
       Administrative                                   1,916          2,528
Depreciation and amortization                             103            166
                                                 ------------   ------------
Operating income                                          869            136
   Other income                                            73            118
   Interest expenses                                       83              4
                                                 ------------   ------------
Income before taxes and minority interest                 859            250
Provision for income taxes                                356            146
                                                 ------------   ------------
 Income before minority interest                          503            104
 Minority interest                                         24             10
                                                 ------------   ------------
Pro forma net income/Net income                  $        478   $         94
                                                 ============   ============



LIQUIDITY AND CAPITAL RESOURCES

In November 1997, the Company consummated an initial public offering of 2,100,000 units consisting of 2,100,000 shares of Class A common stock and 2,100,000 redeemable warrants at a combined price of $6 per unit. The net proceeds of the sale, after deducting underwriter discounts, etc., were approximately $10.4 million. Additionally, certain stockholders of the Company contributed an aggregate of $870,000 to the capital of the Company.

Proceeds from the initial public offering were also used to repay bank debt of $2 million, debt to a related entity of $2 million and debt to a stockholder of $125,000. In conjunction with the repayment of the bank debt, the Company terminated the line of credit facilities with the related banks.

The Company will make purchase price adjustments during the second quarter of 1998 for either excess net asset values contributed or for net asset values that were less than originally estimated to the stockholders of the acquisition companies.

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



SUBSEQUENT EVENTS - Acquisitions

On April 1, 1998, the Company acquired Computer Graphics Technology, Inc., a South Carolina corporation ("CGT"), by merging CGT into a wholly-owned subsidiary of the Company. The Company paid $500,000 in cash and issued an aggregate of 330,000 unregistered shares of the Company's Class A Common Stock to the holders of all of the outstanding shares of stock of CGT as consideration in this acquisition.

On May 1, 1998, the Company acquired Martec, Inc., a California corporation ("Martec"), by merging Martec into a wholly-owned subsidiary of the Company. The Company paid $500,000 in cash and issued an aggregate of 300,000 unregistered shares of the Company's Class A Common Stock to the holder of all of the outstanding shares of stock of Martec as consideration in this acquisition. See "Part II - Other Information -- Item 5."

On May 8, 1998, the Company acquired New England Computer Graphics, Inc., a Massachusetts corporation ("NECG"), by merging NECG into a wholly-owned subsidiary of the Company. The Company paid $415,000 in cash and issued an aggregate of 264,998 unregistered shares of the Company's Class A Common Stock to the holders of all of the outstanding shares of stock of NECG as consideration in this acquisition. See "Part II - Other Information -- Item 5."

The purchase prices for the acquisitions described above are subject to adjustment based on certain net asset value and profitability guarantees. Accordingly, a total of $325,000 of the cash consideration and 192,251 of the unregistered shares of the Class A Common Stock were placed in escrow to secure these guarantees. In addition to these escrowed amounts, a total of 192,250 shares was placed in escrow to secure the various representations, warranties and other provisions of the respective agreements. The acquisitions will be accounted for as purchases. The acquired entities are regional distributors and marketers of computer graphics hardware and software.

ADOPTION OF RECENTLY ISSUED ACCOUNTING STANDARD

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) in a full set of general-purpose financial statements.

The impact of the adoption of this Standard had no impact on the Company's financial statements and financial statement presentation.

YEAR 2000

The Company has adopted a plan to facilitate a smooth transition of the systems, products and vendors which Tekgraf relies on into the twentieth century. Additionally, for the software products sold to customers, all products are licensed from the suppliers, and while there is no guarantee, the suppliers claim that where applicable, the software is Year 2000 compliant.

Substantially all of Tekgraf's software systems are licenses from outside vendors or will be once the management information project is completed (anticipated to be fourth quarter 1998). Tekgraf's primary exposure emanates from the ability of its technology vendors to implement the necessary changes for Year 2000 compliance. Management believes it will be successful in the achievement of its plans and does not believe that the execution of the plan will have a material adverse effect on future operating results.


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

 Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

          Not applicable.


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is involved in certain claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of the claims are uncertain, they are not likely to have, in the aggregate, an adverse material effect on the Company.


Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended March 31, 1998.


Item 5. Other Information

(a)  Acquisitions.

On May 1, 1998, Tekgraf acquired Martec by virtue of the merger of Martec with and into Tekgraf Sub II, Inc., a Georgia corporation which is a wholly-owned subsidiary of the Company ("Tekgraf Sub II"). The merger was effectuated pursuant to an Agreement and Plan of Merger (the "Martec Merger Agreement"), dated March 25, 1998, by and among the Company, Tekgraf Sub II, Martec, and Mark Lewis (the "Martec Shareholder"). As consideration, the Company delivered an aggregate of 300,000 unregistered shares of the Company's Class A Common Stock and $500,000 in cash to the Martec Shareholder. These amounts remain subject to adjustment based on certain net asset value and profitability guarantees made by Martec and the Martec Shareholder in the Martec Merger Agreement. These guarantees are secured by $150,000 of the cash consideration and 60,000 of the shares issued, which amounts were placed in escrow in accordance with an Escrow Agreement by and among the Company, Martec, the Martec Shareholder, Mark Lewis (as the Shareholder Representative), and First Union National Bank (as Escrow Agent). In order to secure various other representations, warranties and provisions contained in the Martec Merger Agreement, another 60,000 of the shares issued were placed in escrow pursuant to a Pledge, Security and Escrow Agreement by and among the Company, Martec, the Martec Shareholder, Mark Lewis (as the Indemnification Representative), and First Union National Bank (as Escrow Agent). Immediately after the merger, the name of Tekgraf Sub II was changed to "Media Graphics Distribution, Inc."

The purchase price was determined by direct negotiations among the Company, Martec and the Martec Shareholder in the months preceding the signing of the Martec Merger Agreement. The Company used proceeds from its initial public offering of Class A Common Stock and Warrants, which occurred in November 1997, to fund the cash component of the purchase price. Martec's assets consist primarily of accounts receivable, inventory and cash. As part of the merger, Tekgraf Sub II assumed all of the liabilities of Martec, consisting primarily of accounts payable, a bank note and accrued expenses.

On May 8, 1998, Tekgraf acquired NECG by virtue of the merger of NECG with and into Tekgraf Sub III, Inc., a Georgia corporation which is a wholly-owned subsidiary of the Company ("Tekgraf Sub III"). The merger was effectuated pursuant to an Agreement and Plan of Merger (the "NECG Agreement of Merger"), dated March 25, 1998, by and among the Company, Tekgraf Sub III, NECG, and Robert Shumaker, Thomas Gust, A. Lowell Nerenberg, Scott Barker, David Boston, William Rychel and Thomas Mills (the "NECG Shareholders"). As consideration, the Company delivered an aggregate of 264,998 unregistered shares of the Company's Class A Common Stock and $415,000 in cash to the NECG Shareholders. These amounts remain subject to adjustment based on certain net asset value and profitability guarantees made by NECG and the NECG Shareholders in the NECG Agreement of Merger. These guarantees are secured by $75,000 of the cash consideration and 66,251 of the shares issued, which amounts were placed in escrow in accordance with an Escrow Agreement by and among the Company, NECG, the NECG Shareholders, David Boston (as the Shareholder Representative), and First Union National Bank (as Escrow Agent). In order to secure various other representations, warranties and provisions contained in the NECG Agreement of Merger, another 66,250 of the shares issued were placed in escrow pursuant to a Pledge, Security and Escrow Agreement by and among the Company, NECG, the NECG Shareholder, David Boston (as the Indemnification Representative), and First Union National Bank (as Escrow Agent). Immediately after the merger, the name of Tekgraf Sub III was changed to "New England Computer Graphics, Inc."

William M. Rychel, a director and stockholder of the Company, owned approximately 14% of the outstanding common stock of NECG, and Scott Barker, Thomas Gust, and A. Lowell Nerenberg, all of whom are stockholders of the Company, owned approximately 21.9%, 14% and 28%, respectively, of the outstanding common stock of NECG. The acquisition of NECG was approved by the unanimous vote of the disinterested directors of the Company.

The purchase price was determined by direct negotiations among the Company, NECG and the NECG Shareholders in the months preceding the signing of the NECG Agreement of Merger. The Company used proceeds from its initial public offering of Class A Common Stock and Warrants, which occurred in November 1997, to fund the cash component of the purchase price. NECG's assets consist primarily of accounts receivable, inventory and cash. As part of the merger, Tekgraf Sub III assumed all of the liabilities of NECG, consisting primarily of accounts payable, a bank note, debt owed to shareholders and accrued expenses.

The acquisitions described above will be accounted for as purchases and it is intended that they will be treated as tax-free reorganizations under Section 368 (a) (2) (D) of the Internal Revenue Code to the full extent permitted by that section.

Media Graphics Distribution, Inc. (the surviving entity of the above-referenced merger), which is headquartered in Torrance, California, is a computer graphics distribution company focused on Southern California. New England Computer Graphics, Inc., which is headquartered in Boston Massachusetts, is a computer graphics distribution company focused on the Northeastern United States and Toronto, Canada.


(b)  Financial Statements.

             (a)   Financial statements of business acquired.

                   Not applicable

             (b)   Pro forma financial information.

                   Not applicable

Item 6. Exhibits and Reports on Form 8-K

    (a) Exhibits

       2.1    Plan of Merger between Crescent Computers, Inc. and Tekgraf,
              Inc., dated June 20, 1997 (Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1, No. 333-33449 and incorporated herein by reference (the "Registration Statement")).

       3.1    Certificate of Incorporation dated June 17, 1997 (Filed as
              Exhibit 3.1 to the Registration Statement and incorporated herein by reference).

       3.2 Bylaws. (Filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference).

       10.1 1997 Stock Plan of the Company (Filed as Exhibit 10.1 to the Registration Statement and incorporated herein by reference).

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

       10.6 Employment Agreement dated February 26, 1998, between Tekgraf, Inc. and W. Jeffrey Camp. (Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference (the "Form 10-K")).

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

       10.10 Stock Purchase Agreement dated May 1, 1997 by and among Crescent Computers, Inc. and its shareholders and Computer Graphics Distributing Company and its shareholders, as amended (Filed as Exhibit 10.9 to the Registration Statement and incorporated herein be reference).

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

       10.14  [Intentionally omitted].

       10.15 Lease Agreement dated September 4, 1993 between Crescent Computers, Inc. and TCW Realty Fund II (Filed as Exhibit 10.14 to the Registration Statement and incorporated herein by reference).

       10.16 Leases for property located at 7020 Koll Center Parkway by and between Patrician Associates, Inc., Koll Bernal Avenue Associates and Intelligent Products Marketing, Inc., as amended (Filed as
              Exhibit 10.15 to the Registration Statement and incorporated herein by reference).

       10.17 Industrial Space Lease dated November 13, 1991 between G&R Technologies and American National Bank and Trust Company of Chicago (Filed as Exhibit 10.16 to the Registration Statement and incorporated herein by reference).

       10.18 Commercial Lease Agreement dated March 29, 1991 between Computer Graphics Distributing Company and Girard Associates II Limited Partnership (Filed as Exhibit 10.17 to the Registration Statement and incorporated herein by reference).

       10.19 Lease Agreement dated May 1, 1992 between Microsouth, Inc. and ASC North Fulton Associates Joint Venture (Filed as Exhibit 10.18 to the Registration Statement and incorporated herein by reference).

       10.20 Lease Agreement dated March 1998 between Tekgraf, Inc. a Texas corporation and Connecticut General Life Insurance Company, (Filed as Exhibit 10.19 to the Registration

              Statement and incorporated herein by reference), as amended (amendment filed as Exhibit 1020(a) to the Form 10-K and incorporated herein by reference).

       10.21 Lease Agreement, dated March 1, 1998, by and between Computer Graphics Technology and Southridge Equities. (Filed as Exhibit
              10.1 to the Company's Current Report on Form 8-K, filed April 16, 1998, and incorporated herein by reference (the "Form 8-K")).

       10.22 Standard Industrial/Commercial Multi-Tenant Lease, dated May 9, 1995, between Sanwa Bank California, as Lessor, and Martec, Inc., as Lessee, as orally extended by the parties.

       10.23 Commercial Lease, dated January 1, 1997, between Woodland Park Realty Trust No. 2, as Lessor, and New England Computer Graphics, as Lessee.

       10.24 Industrial Lease Agreement, dated July 25, 1997, between 2725312 Canada Inc., as Landlord, and New England Computer Graphics, Inc., as Tenant.

       10.25 Voting Agreement dated as of August 7, 1997 between Tekgraf, Inc. and A. Lowell Nerenberg and Edward H.L. Mason (Filed as Exhibit
              10.21 to the Registration Statement and incorporated herein be reference).

       10.26 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, and Computer Graphics Technology, Inc., a South Carolina corporation, and its Shareholders, dated March 23, 1998. (Filed as Exhibit 10.22 to the Form 10-K and incorporated herein by reference). **

       10.27 Escrow Agreement, dated April 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, Computer Graphics Technology, Inc., a South Carolina corporation, Scott C. Barker, Robert Shumaker, and Thomas Mills (as the "Company Shareholders"), Scott C. Barker (as the "Shareholder Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as Exhibit 2.2 to the Form 8-K and incorporated herein by reference).

       10.28 Pledge, Security and Escrow Agreement, dated April 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, Computer Graphics Technology, Inc., a South Carolina corporation, Scott C. Barker, Robert Shumaker, and Thomas Mills (as the "Company Shareholders"), Scott C. Barker (as the "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as Exhibit 2.3 to the Form 8-K and incorporated herein by reference).

       10.29 Agreement and Plan of Merger, dated March 25, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation and Martec, Inc., a California corporation, and its shareholder. (Filed as Exhibit 10.23 to the Form 10-K and incorporated herein by reference). **

       10.30 Escrow Agreement, dated May 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, Martec, Inc., a California corporation, Mark Lewis (as the "Company Shareholder"), Mark Lewis ( as the "Shareholder Representative"), and First Union National Bank (as the" Escrow Agent").

       10.31 Pledge, Security and Escrow Agreement, dated May 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, Martec, Inc., a California corporation, Mark Lewis (as the "Company Shareholder"), Mark Lewis (as the "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent").

       10.32 Agreement and Plan of Merger, dated March 25, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, and New England Computer Graphics, Inc., a Massachusetts corporation, and its shareholders. (Filed as Exhibit 10.24 to the Form 10-K and incorporated herein by reference.)**

       10.33 First Amendment to Agreement and Plan of Merger, dated March 30, 1998, by and among Tekgraf, Inc., Tekgraf Sub III, Inc., New England Computer Graphics, Inc. and its Shareholders. (Filed as
              Exhibit 10.25 to the Annual Report on Form 10-K and incorporated herein by reference.)

       10.34 Escrow Agreement, dated May 8, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, New England Computer Graphics, Inc., a Massachusetts corporation, Robert Shumaker, Thomas Gust, A. Lowell Nerenberg, Scott Barker, David Boston, William Rychel and Thomas Mills (as the "Company Shareholders"), David Boston ( as the "Shareholder Representative"), and First Union National Bank (as the" Escrow Agent").

       10.35 Pledge, Security and Escrow Agreement, dated May 8, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, New England Computer Graphics, Inc., a Massachusetts corporation, Robert Shumaker, Thomas Gust, A. Lowell Nerenberg, Scott Barker, David Boston, William Rychel and Thomas Mills (as the "Company Shareholders"), David Boston (as the "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent").

       11.1   Statements of Computation of Earnings Per Share

       21.1   Subsidiaries

       27.1   Financial Data Schedule

       99.1   Press release dated May 13, 1998.

       99.2   Press release dated May 14, 1998.


     ** The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, as provided in Item 601 (b) (2) of Regulation S-K.

(b)  Reports Filed on Form 8-K

On April 16, 1998, the Company filed a Current Report on Form 8-K, pursuant to
Item 2 thereof, concerning the completion of its acquisition of Computer Graphics Technology, Inc. on April 1, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      TEKGRAF, INC.
Date: May 15, 1998
                                      By: /s/ Phillip C. Aginsky
                                      ----------------------------------------
                                      Phillip C. Aginsky, Chairman
                                                and Chief Executive Officer
                                                (Principal Executive Officer)
Date: May 15, 1998
                                      By: /s/ W. Jeffrey Camp
                                      ----------------------------------------
                                      W. Jeffrey Camp, Chief
                                                Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)

                                 TEKGRAF, INC.

                               Index of Exhibits



The following exhibits are filed as part of the Report.


Exhibit
Number            Description                                             Page


        2.1 Plan of Merger between Crescent Computers, Inc. and Tekgraf, Inc., dated June 20, 1997 (Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1, No. 333-33449 and incorporated herein by reference (the "Registration Statement")).

        3.1  Certificate of Incorporation dated June 17, 1997 (Filed as Exhibit
             3.1 to the Registration Statement and incorporated herein by reference).

        3.2 Bylaws. (Filed as Exhibit 3.2 to the Registration Statement and incorporated herein by reference).

       10.1 1997 Stock Plan of the Company (Filed as Exhibit 10.1 to the Registration Statement and incorporated herein by reference).

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

       10.6 Employment Agreement dated February 26, 1998, between Tekgraf, Inc. and W. Jeffrey Camp. (Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference (the "Form 10-K")).

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

       10.10 Stock Purchase Agreement dated May 1, 1997 by and among Crescent Computers, Inc. and its shareholders and Computer Graphics Distributing Company and its shareholders, as amended (Filed as Exhibit 10.9 to the Registration Statement and incorporated herein be reference).

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

       10.14 [Intentionally omitted].

       10.15 Lease Agreement dated September 4, 1993 between Crescent Computers, Inc. and TCW Realty Fund II (Filed as Exhibit 10.14 to the Registration Statement and incorporated herein by reference).

       10.16 Leases for property located at 7020 Koll Center Parkway by and between Patrician Associates, Inc., Koll Bernal Avenue Associates and Intelligent Products Marketing, Inc., as amended (Filed as
             Exhibit 10.15 to the Registration Statement and incorporated herein by reference).

       10.17 Industrial Space Lease dated November 13, 1991 between G&R Technologies and American National Bank and Trust Company of Chicago (Filed as Exhibit 10.16 to the Registration Statement and incorporated herein by reference).

       10.18 Commercial Lease Agreement dated March 29, 1991 between Computer Graphics Distributing Company and Girard Associates II Limited Partnership (Filed as Exhibit 10.17 to the Registration Statement and incorporated herein by reference).

       10.19 Lease Agreement dated May 1, 1992 between Microsouth, Inc. and ASC North Fulton Associates Joint Venture (Filed as Exhibit 10.18 to the Registration Statement and incorporated herein by reference).

       10.20 Lease Agreement dated March 1998 between Tekgraf, Inc. a Texas corporation and Connecticut General Life Insurance Company, (Filed as Exhibit 10.19 to the Registration Statement and incorporated herein by reference), as amended (amendment filed as
              Exhibit 1020(a) to the Form 10-K and incorporated herein by reference).

       10.21 Lease Agreement, dated March 1, 1998, by and between Computer Graphics Technology and Southridge Equities. (Filed as Exhibit
              10.1 to the Company's Current Report on Form 8-K, filed April 16, 1998, and incorporated herein by reference (the "Form 8-K")).

       10.22 Standard Industrial/Commercial Multi-Tenant Lease, dated May 9, 1995, between Sanwa Bank California, as Lessor, and Martec, Inc., as Lessee, as orally extended by the parties.

       10.23 Commercial Lease, dated January 1, 1997, between Woodland Park Realty Trust No. 2, as Lessor, and New England Computer Graphics, as Lessee.

       10.24 Industrial Lease Agreement, dated July 25, 1997, between 2725312 Canada Inc., as Landlord, and New England Computer Graphics, Inc., as Tenant.

       10.25 Voting Agreement dated as of August 7, 1997 between Tekgraf, Inc. and A. Lowell Nerenberg and Edward H.L. Mason (Filed as Exhibit
              10.21 to the Registration Statement and incorporated herein be reference).

       10.26 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, and Computer Graphics Technology, Inc., a South Carolina corporation, and its Shareholders, dated March 23, 1998. (Filed as Exhibit 10.22 to the Form 10-K and incorporated herein by reference). **

      10.27 Escrow Agreement, dated April 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, Computer Graphics Technology, Inc., a South Carolina corporation, Scott C. Barker, Robert Shumaker, and Thomas Mills (as the "Company Shareholders"), Scott C. Barker (as the "Shareholder Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as Exhibit 2.2 to the Form 8-K and incorporated herein by reference).

      10.28 Pledge, Security and Escrow Agreement, dated April 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, Computer Graphics Technology, Inc., a South Carolina corporation, Scott C. Barker, Robert Shumaker, and Thomas Mills (as the "Company Shareholders"), Scott C. Barker (as the "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as Exhibit 2.3 to the Form 8-K and incorporated herein by reference).

       10.29 Agreement and Plan of Merger, dated March 25, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation and Martec, Inc., a California corporation, and its shareholder. (Filed as Exhibit 10.23 to the Form 10-K and incorporated herein by reference). **

      10.30 Escrow Agreement, dated May 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, Martec, Inc., a California corporation, Mark Lewis (as the "Company Shareholder"), Mark Lewis ( as the "Shareholder Representative"), and First Union National Bank (as the" Escrow Agent").

      10.31 Pledge, Security and Escrow Agreement, dated May 1, 1998, by and among Tekgraf, Inc., a

              Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, Martec, Inc., a California corporation, Mark Lewis (as the "Company Shareholder"), Mark Lewis (as the
              "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent").

       10.32 Agreement and Plan of Merger, dated March 25, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, and New England Computer Graphics, Inc., a Massachusetts corporation, and its shareholders. (Filed as Exhibit 10.24 to the Form 10-K and incorporated herein by reference.)**

       10.33 First Amendment to Agreement and Plan of Merger, dated March 30, 1998, by and among Tekgraf, Inc., Tekgraf Sub III, Inc., New England Computer Graphics, Inc. and its Shareholders. (Filed as
              Exhibit 10.25 to the Annual Report on Form 10-K and incorporated herein by reference.)

       10.34 Escrow Agreement, dated May 8, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, New England Computer Graphics, Inc., a Massachusetts corporation, Robert Shumaker, Thomas Gust, A. Lowell Nerenberg, Scott Barker, David Boston, William Rychel and Thomas Mills (as the "Company Shareholders"), David Boston ( as the "Shareholder Representative"), and First Union National Bank (as the" Escrow Agent").

       10.35 Pledge, Security and Escrow Agreement, dated May 8, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, New England Computer Graphics, Inc., a Massachusetts corporation, Robert Shumaker, Thomas Gust, A. Lowell Nerenberg, Scott Barker, David Boston, William Rychel and Thomas Mills (as the "Company Shareholders"), David Boston (as the "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent").

       11.1   Statements of Computation of Earnings Per Share.

       21.1   Subsidiaries.

       27.1   Financial Data Schedule.

       99.1   Press release dated May 13, 1998.

       99.2   Press release dated May 14, 1998.