Form 10-Q
period 1998-06-30
TEKGRAF INC
filed 1998-08-14
CIK 1044167

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the period from _____ to _________.

                           Commission File No. 0-23221

                                  TEKGRAF, INC.
         ------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)


          Georgia                                                   58-2033795
-----------------------------------                    ---------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer Identification Number)
incorporation or organization)

6000 Lake Forrest Drive, Suite 110                                 30328
Atlanta, Georgia                                               ------------
-----------------------------------                             (Zip Code)
(Address of principal executive offices)


      Registrant's telephone number, including area code: (404) 252-0201
                                                         ----------------
Former Address: N/A
(Former name, former address and former fiscal year, if changed since last report):

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:


                       Yes:  X     No:
                           ----       ----

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date:

              Class                                      Outstanding at August 14, 1998
             -------                                  --------------------------------------
Class A Common Stock, $.001 par value                            2,994,998 shares

Class B Common Stock, $.001 par value                            3,333,333 shares

                                  TEKGRAF, INC.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                Table of Contents


PART I. FINANCIAL INFORMATION                                                                    PAGE

Item 1.  Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998                               1

Consolidated Statements of Income for the three and six months ended June 30, 1997 and
June 30, 1998                                                                                       3

Consolidated Statements of Cash Flows for the six months ended
June 30, 1997 and June 30, 1998                                                                     4

Notes to Consolidated Financial Statements                                                          5

Item 2. Management's Discussion and Analysis of Financial Condition
 and Results of Operations                                                                          7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                         10

Item 2.  Changes in Securities and Use of Proceeds                                                 10

Item 3.  Defaults Upon Senior Securities                                                           11

Item 4. Submission of Matters to a Vote of Securities Holders                                      11

Item 5. Other Information                                                                          11

Item 6. Exhibits and Reports on Form 8-K                                                           11

SIGNATURES                                                                                         14

Index of Exhibits

PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements


                    Tekgraf, Inc. Consolidated Balance Sheets



                                                        December 31,      June 30,
                                                           1997             1998
                                                                         (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                             $  8,600,339      $  1,305,227
Accounts receivable, less allowance for
doubtful accounts of $205,000 and $350,000 at
December 31, 1997 and June 30, 1998, respectively        9,217,843        16,153,589
Inventories, net                                         4,700,615         8,977,877
Prepaid expenses and other assets                          368,770           619,528
Prepaid income taxes                                                          26,435
Deferred income taxes                                       62,832           179,245
                                                      ------------      ------------
Total current assets                                    22,950,399        27,261,901
                                                      ------------      ------------
Property and equipment                                     531,922           924,150
Less accumulated depreciation                             (187,219)         (289,342)
                                                      ------------      ------------
                                                           344,703           634,808
Goodwill, net                                            6,555,773         9,095,603
Other assets                                                52,633            96,234
Deferred income taxes                                       48,840            48,840
                                                      ------------      ------------
Total assets                                          $ 29,952,348      $ 37,137,386
                                                      ============      ============




    The accompanying notes are an integral part of these consolidated financial statements.

                                                                   December 31,         June 30,
                                                                      1997                1998
                                                                                       (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current debt                                                    $     23,474          $    436,677
Due to acquisition stockholders                                      180,289               414,500
Note payable, stockholders                                            90,000
Due to stockholders and related entities                             246,956
Accounts payable                                                   8,345,388            12,861,402
Accrued expenses                                                     928,121             1,347,471
Income taxes payable                                                  70,100
                                                                ------------          ------------
Total current liabilities                                          9,884,328            15,060,050

Debt, less current maturities                                         12,788                12,788
                                                                ------------          ------------
                                                                   9,897,116            15,072,838
                                                                ------------          ------------
Commitments and contingencies

Stockholders' equity:

Class A Common Stock, $.001 par value,
31,666,667 shares authorized; 2,100,000 and 2,994,998
shares issued and outstanding at
December 31, 1997 and June 30, 1998, respectively                      2,100                 2,995
Class B Common Stock, $.001 par value, 3,333,333
shares authorized; 3,333,333 shares issued and
outstanding at December 31, 1997 and June 30, 1998                     3,333                 3,333
Preferred Stock, $.001 par value, 5,000,000 shares
authorized; no shares issued at December 31, 1997
and June 30, 1998
Due from acquisition stockholders                                   (149,863)             (424,228)
Additional paid-in capital                                        20,584,028            22,562,927
Retained earnings (deficit)                                         (384,366)              (80,479)
                                                                ------------          ------------
Total stockholders' equity                                        20,055,232            22,064,548
                                                                ------------          ------------
Total liabilities and stockholders' equity                      $ 29,952,348          $ 37,137,386
                                                                ============          ============



    The accompanying notes are an integral part of these consolidated financial statements.

                 Tekgraf, Inc. Consolidated Statements of Income



                                                  Three Months                     Six Months
                                                  Ended June 30,                 Ended June 30,
                                           ----------------------------     ---------------------------
                                               1997            1998            1997             1998
                                                   (Unaudited)                      (Unaudited)
Net sales                                  $ 9,321,271      $27,505,230     $12,451,881     $44,376,511
Cost of goods sold                           8,086,841       23,256,410      10,606,313      37,297,566
                                           -----------      -----------     -----------     -----------
Gross profit                                 1,234,430        4,248,820       1,845,568       7,078,945
Operating expenses:
Selling, general and administrative          1,052,013        3,695,113       1,415,233       6,222,977
Depreciation                                    24,082           54,052          34,449          99,728
Amortization                                    33,395          162,396          33,395         282,999
                                           -----------      -----------     -----------     -----------
Income from operations                         124,940          337,259         362,491         473,241
Other income/expense, net                       14,440          154,880          20,847         272,886
Interest expense                                83,270            6,548         108,270          10,356
                                           -----------      -----------     -----------     -----------
Income before provision for income
 taxes and minority interest                    56,110          485,591         275,068         735,771
Provision for income taxes                      37,184          254,000         122,584         400,000
                                           -----------      -----------     -----------     -----------
Income before minority interest                 18,926          231,591         152,484         335,771
Minority interest                               (9,319)          21,929          14,629          31,884
                                           -----------      -----------     -----------     -----------
     Net income                            $    28,245      $   209,662     $   137,855     $   303,887
                                           ===========      ===========     ===========     ===========

Basic and diluted weighted
average shares outstanding                   1,747,888        5,955,016       1,417,910       5,612,743
                                           ===========      ===========     ===========     ===========
Basic and diluted net income per share     $       .02      $       .04     $       .10     $       .05
                                           ===========      ===========     ===========     ===========






     The accompanying notes are an integral part of these consolidated financial statements.

               Tekgraf, Inc. Consolidated Statements of Cash Flows

                                                                                      Six Months Ended
                                                                                         June 30,
                                                                               -------------------------------
                                                                                1997                 1998
                                                                                       (Unaudited)
Cash flows from operating activities:
Net income                                                                $    137,855         $    303,887
Adjustments to reconcile net income to
 net cash used in operating activities:
 Provision for accounts receivable                                              11,000              175,000
 Provision/writedown of inventory                                                                   147,300
 Depreciation                                                                   34,449               99,728
 Amortization                                                                   33,395              282,999
 Deferred taxes                                                                 (4,200)            (116,413)
 Minority interest                                                              14,629               31,884
 Changes in assets and liabilities, net of acquisitions:
 Accounts receivable                                                        (1,995,720)          (2,523,107)
 Inventories                                                                  (716,012)          (1,880,690)
 Prepaid expenses and other assets                                             (30,517)             (96,479)
 Accounts payable and accrued expenses                                       2,155,172              (85,005)
 Income taxes                                                                   87,103              (96,535)
                                                                          ------------         ------------
Total adjustments                                                             (410,701)          (4,061,318)
                                                                          ------------         ------------
Net cash used in operating activities                                         (272,846)          (3,757,431)
                                                                          ------------         ------------
Cash flows from investing activities:
Purchase of property and equipment                                             (49,950)            (226,598)
Cash paid for acquisitions, including overdrafts
 acquired from acquisitions                                                                      (1,798,166)
Cash acquired from acquisitions, net of acquisition
 costs of $88,677                                                              349,482
                                                                          ------------         ------------
Net cash provided by (used in) investing activities                            299,532           (2,024,764)
                                                                          ------------         ------------
Cash flows from financing activities:
Repayment of advances to
 stockholders and related entities                                             (15,731)            (246,956)
Payments from stockholders for deficient
 net asset values                                                                                   109,367
Repayment of acquired companies' loans                                                           (1,558,122)
Proceeds from acquired companies' line of credit facilities                    327,714              233,362
Payment of stock issuance costs                                                                     (50,568)
                                                                          ------------         ------------
Net cash provided by (used in) financing activities                            311,983           (1,512,917)
                                                                          ------------         ------------
Increase (decrease) in cash and cash equivalents                               338,669           (7,295,112)
Cash and cash equivalents, beginning of period                                 633,027            8,600,339
                                                                          ------------         ------------
Cash and cash equivalents, end of period                                  $    971,696         $  1,305,227
                                                                          ============         ============
Supplemental non-cash investing and financing activities:

       Fair value of stock issued                                                              $  2,030,362
       Cash paid in connection with acquisitions                                                  1,415,000
       Other acquisition costs                                                                      212,000
       Fair value of liabilities assumed                                                          6,923,314
       Fair value of assets acquired                                                             (7,758,314)
                                                                                               ------------
       Goodwill                                                                                $  2,822,362
                                                                                               ============



     The accompanying notes are an integral part of these consolidated financial statements.

Tekgraf, Inc.  Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accounting and reporting policies of Tekgraf, Inc. ("Tekgraf" or the "Company") conform to generally accepted accounting principles. The interim financial information included herein is unaudited but reflects all adjustments which, in the opinion of management, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such interim financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year, or for any subsequent period.


2.  Net Income Per Common Share

Basic and diluted net income per common share are computed by dividing net income by the weighted average number of common shares and common share equivalents outstanding during the period. There were no common share equivalents during either of the periods presented. The basic and diluted weighted average shares outstanding exclude the escrow shares and were determined as follows for the three and six months ended June 30, 1998:



                                                      Three Months                 Six Months
                                                  Ended June 30, 1998         Ended June 30, 1998
                                                  -------------------         -------------------
Weighted average common shares outstanding            6,121,683                    5,779,410
Weighted average escrow shares                         (166,667)                    (166,667)
                                                      ---------                    ---------
     Basic and diluted weighted average shares        5,955,016                    5,612,743
                                                      =========                    =========



3.  Acquisitions

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

The purchase prices for the acquisitions (collectively, "the 1998 Acquisitions") described above are subject to adjustment based on certain net asset value and profitability guarantees. In order to secure these guarantees, a total of $325,000 of the cash consideration and 192,251 of the unregistered shares of the Class A Common Stock issued in the 1998 Acquisitions were placed in escrow. In addition to these escrowed amounts, a total of 192,250 shares of the Class A Common Stock issued in the 1998 Acquisitions was placed in escrow to secure the various representations, warranties and other provisions of the respective agreements. The acquisitions were recorded under the purchase method of accounting and accordingly, the results of operations of the acquired entities have been included in the Company's statements of income from the respective acquisition dates. The acquired entities are regional distributors and marketers of computer graphics hardware and software.

On June 2, 1997, the Company completed the acquisition of 100% of the outstanding common stock of each of G&R Marketing, Inc., Microsouth, Inc., tekgraf, inc., Computer Graphics Distributing Company, Intelligent Products Marketing, Inc., and IG Distributing, Inc. (collectively, the "1997 Acquisitions") in exchange for the issuance of 2,192,000 shares of Class B Common Stock of the Company (giving effect to the Company's 400-for-one share exchange and .83333325-for-one reverse stock split). The companies acquired in the 1997

Acquisitions are regional distributors and marketers of computer graphics hardware and software. The 1997 Acquisitions were recorded under the purchase method of accounting and accordingly, the results of operations have been included in the Company's statements of income from the acquisition date.

     The following unaudited pro forma summary combines the consolidated results of the Company and the 1997 Acquisitions and the 1998 Acquisitions as if the acquisitions had occurred as of January 1, 1997. The pro forma summary also gives effect, for the 1997 Acquisitions, but not for the 1998 Acquisitions, to certain adjustments, including elimination of revenue and expenses related to affiliated entities of the 1997 Acquisitions which were not acquired by the Company, adjustments in compensation levels that have been contractually agreed to, elimination of amortization related to negative goodwill, elimination of pro rata interest expense incurred on capital to be contributed by the pre-combination stockholders of the Company, related income tax effects, elimination of transactions between the 1997 acquisition companies, and amortization of intangible assets. In addition, the earnings per share amounts give effect to the combination and subsequent recapitalization that the Company completed during November 1997 and the weighted average shares outstanding exclude 166,667 weighted average escrow shares for the three and six months ended June 30, 1997 and 1998, respectively. The pro forma summary does not purport to represent what the Company's results of operations would have actually been if the 1997 and 1998 Acquisitions had occurred as of January 1, 1997, or to project the Company's results of operations for any future period.



                                                    Three Months                       Six Months
                                                   Ended June 30,                    Ended June 30,
                                            ---------------------------       -----------------------------
                                                1997            1998             1997              1998

                                                     Unaudited                         Unaudited
                                                     ---------                         ---------
Statement of Income Data:                    (Pro forma      (Pro forma       (Pro forma        (Pro forma
                                              Combined)       Combined)        Combined)         Combined)
Net sales                                   $21,921,608     $29,076,289        $45,293,844     $ 54,140,381
Gross profit                                  4,227,304       4,512,117          7,998,873        8,533,962
Income from operations                          932,468         369,341          1,824,670          300,359
Income before taxes                             835,972         526,579          1,735,396          624,651
Net income                                      527,873         250,650          1,047,022          192,767
Basic and diluted income per share          $      0.09     $      0.04        $      0.17     $       0.03
Weighted average shares outstanding           6,161,664       6,161,664          6,161,664        6,161,664


4.   Income Taxes

The Company's effective tax rate was 66.26% and 52.30% for the three months ended June 30, 1997 and 1998, respectively. The difference between the Company's effective and statutory tax rates was primarily due to the amortization of non-deductible goodwill and to state taxes net of the federal benefit.


5.   Subsequent Events

     Loan and Security Agreement

In July 1998, the Company entered into a Loan and Security Agreement (the "Agreement") with a bank that provides for a maximum outstanding principal amount of $7.5 million. Outstanding advances bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 2.75%, to be determined based on a scale of the Company's debt to net worth ratio ranging from 1:1 to 2:1. Pursuant to the terms of the Agreement, accounts receivable, inventory, including proceeds thereof, and equipment have been pledged as collateral by the Company.

     Reincorporation of Company in the State of Georgia

Effective July 31, 1998, the Company reincorporated in the State of Georgia by merging into Tekgraf Reincorporation Subsidiary, Inc., a wholly-owned subsidiary of the Company which had been incorporated in the State of Georgia (the "Subsidiary"), pursuant to an Agreement and Plan of Merger between the Company and the Subsidiary and in accordance with the applicable provisions of the Delaware General Corporation Law and the Georgia Business Corporation Code (the "Merger"). As the surviving corporation in the Merger, the Subsidiary will succeed to all the business, properties, assets and liabilities of the Company.

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


Overview

The Company was incorporated in Georgia in February 1993 and completed the acquisition of a 60% interest in Prisym Technologies, Inc. of Georgia in December 1994. In June 1997, the Company completed the acquisition of 100% of the outstanding capital stock of each of Microsouth, Inc., G&R Marketing, Inc., tekgraf, inc., Computer Graphics Distributing Company, Intelligent Products Marketing, Inc. and IG Distributing, Inc. (the "1997 Acquisitions"). The 1997 Acquisitions have been accounted for using the purchase method of accounting. Subsequent to the 1997 Acquisitions, the Company reincorporated in the State of Delaware and effected a recapitalization pursuant to which each share of common stock of the Georgia entity was exchanged for 400 shares of Class B Common Stock of the Delaware entity. After the reincorporation, the Company completed a
 .83333325-for-one reverse stock split of the Class B Common Stock. In connection with the 1997 Acquisitions, a total of 2,192,000 shares of Class B Common Stock (giving effect to the share exchange and the reverse stock split) of the Company was issued. In November 1997, the Company completed its initial public offering of 2,100,000 shares of its Class A Common Stock.

On April 1, 1998, the Company acquired Computer Graphics Technology, Inc., a South Carolina corporation ("CGT"), by merging CGT into a wholly-owned Georgia subsidiary of the Company. The Company paid $500,000 in cash and issued an aggregate of 330,000 unregistered shares of the Company's Class A Common Stock to the holders of all of the outstanding shares of stock of CGT as consideration in this acquisition.

On May 1, 1998, the Company acquired Martec, Inc., a California corporation ("Martec"), by merging Martec into a wholly-owned Georgia subsidiary of the Company. The Company paid $500,000 in cash and issued an aggregate of 300,000 unregistered shares of the Company's Class A Common Stock to the holder of all of the outstanding shares of stock of Martec as consideration in this acquisition.

On May 8, 1998, the Company acquired New England Computer Graphics, Inc., a Massachusetts corporation ("NECG"), by merging NECG into a wholly-owned Georgia subsidiary of the Company. The Company paid $415,000 in cash and issued an aggregate of 264,998 unregistered shares of the Company's Class A Common Stock to the holders of all of the outstanding shares of stock of NECG as consideration in this acquisition.

The purchase prices for the acquisitions of CGT, Martec and NECG (collectively, the "1998 Acquisitions") are subject to adjustment based on certain net asset value and profitability guarantees. Accordingly, a total of $325,000 of the cash consideration ($100,000 in connection with CGT, $150,000 in connection with Martec, and $75,000 in connection with NECG) and 192,251 of the unregistered shares of Class A Common Stock (66,000 in connection with CGT, 60,000 in connection with Martec and 66,251 in connection with NECG) issued in consideration in the 1998 Acquisitions were placed in escrow to secure these guarantees. In addition to these escrowed amounts, a total of 192,250 of the shares (66,000 in connection with CGT, 60,000 in connection with Martec and 66,250 in connection with NECG) issued as consideration in the 1998 Acquisitions was placed in escrow to secure the various representations, warranties and other provisions of the respective agreements. The 1998 Acquisition companies are regional distributors and marketers of computer graphics hardware and software. These acquisitions were recorded under the purchase method of accounting.

On July 31, 1998, the Company reincorporated from Delaware to Georgia by merging into Tekgraf Reincorporation Subsidiary, Inc., a wholly-owned subsidiary of the Company that had been incorporated in Georgia as a shell corporation for the purpose of carrying out the reincorporation. See Item 5.









Results of Operations

NET SALES. Net sales for the quarter ended June 30, 1998 increased 195% to $27.5 million from $9.3 million for the comparable prior year period. Net sales for the six months ended June 30, 1998 increased 256% to $44.4 million from $12.4 million for the same period in 1997. The growth in net sales for the quarter and six months ended June 30, 1998 as compared to the prior year was primarily due to the acquisitions that were completed in June 1997 and April and May of 1998. For the quarter ended June 30, 1998, the 1998 Acquisitions contributed $5.9 million in net sales. The remaining growth in net sales as compared to the first quarter of 1998, or $4.6 million, was due to internal growth and the introduction of additional product lines.

GROSS PROFIT. Gross profit for the quarter ended June 30, 1998 increased 244% to $4.2 million from $1.2 million for the comparable prior year period. Gross profit for the six months ended June 30, 1998 increased 284% to $7.1 million from $1.8 million for the same period in 1997. Gross profit as a percentage of sales for the quarter and six months ended June 30, 1998 was 15.4% and 16.0%, respectively, compared to 13.2% and 14.8% for the comparable prior year periods. While gross margins remained under pressure, the Company maintained its gross margin percentages primarily as a result of differing product mixes and by providing increased value-added services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the quarter ended June 30, 1998 increased 251% to $3.7 million from $1.1 million for the comparable prior year period. SGA expenses for the six months ended June 30, 1998 increased 340% to $6.2 million from $1.4 million for the same period in 1997. SG&A expenses as a percentage of sales were 13.4% and 14.0% for the three and six months ended June 30, 1998, respectively, compared to 11.2% and 11.3% for the same periods in 1997. The increase in SGA expenses is primarily attributable to the acquisitions that occurred in June 1997 and April and May of 1998. The 1998 acquisitions accounted for $692,000 of the increase in SGA expenses for the quarter and six months ended June 30, 1998. Costs associated with the internal growth of the Company, including commissions on increased sales, costs of operating as a public company and additional infrastructure costs accounted for the remainder of the increase in SGA expenses.

OPERATING INCOME. Operating income for the quarter ended June 30, 1998 increased 170% to $337,000 from $125,000 for the comparable prior year period. Operating income for the six months ended June 30, 1998 increased 31% to $473,000 from $362,000 for the same period in 1997. In addition to the costs described above, income from operations was reduced by the amortization of goodwill of $162,000 and $283,000 for the quarter and six months ended June 30, 1998, respectively. Depreciation expense increased $30,000 and $65,000 during the quarter and six months ended June 30, 1998, compared to the same periods in 1997.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 52.30% and 54.36% for the quarter and six months ended June 30, 1998 compared to 66.26% and 44.56% for the comparable prior year periods. The difference between the Company's effective and statutory tax rates was primarily due to the amortization of non-deductible goodwill and to state taxes net of the federal benefit.


Pro Forma Combined Financial Information


The 1997 and 1998 Acquisitions described previously have had a significant impact on the comparisons of operating results for 1997 and 1998, due to the fact that the operating results for the 1997 Acquisitions are included only from June 2 through June 30 for the three and six month periods ended June 30, 1997 and the operating results for the 1998 Acquisitions are only included from April and May 1998 forward. Therefore, in addition to the historical comparisons of the three and six month periods ended June 30, 1998 and June 30, 1997, the Company has included herein the pro forma data for the three and six month periods ended June 30, 1997 and 1998 as if the acquisitions had occurred as of January 1, 1997, giving effect for the 1997 acquisitions to certain adjustments, including the elimination of revenue and expenses related to affiliated entities of the 1997 acquisitions which were not acquired by the Company, adjustments in compensation levels that have been contractually agreed to, elimination of amortization of negative goodwill, elimination of the pro rata interest expense incurred on capital to be contributed by the pre-combination stockholders of the Company, related income tax effects, elimination of transactions between the 1997 acquisition companies, and amortization of the intangible assets.

The 1997 and 1998 unaudited pro forma data below also gives no effect to any efficiencies or additional costs that might have occurred, if any, had the companies actually been combined for the entire period presented. Note also that the entities acquired previously operated as closely held businesses. Additionally, the 1997 unaudited pro forma data does not take into account the additional interest that might have been earned or interest expense that might have been saved from the proceeds of the Offering. The unaudited pro forma data is not intended to be indicative of future results of operations. A discussion and analysis of the pro forma results, given the above qualifications, is not considered meaningful and is therefore not presented. All amounts are presented in thousands.

                                                     Three Months                         Six Months
                                                     Ended June 30,                     Ended June 30,
                                            -------------------------------    ------------------------------
                                                  1997            1998              1997              1998

                                                       Unaudited                          Unaudited
                                                       ---------                          ---------
Statement of Income Data:                      (Pro forma     (Pro forma         (Pro forma        (Pro forma
                                                Combined)      Combined)          Combined)         Combined)
Net sales                                   $    21,922     $    29,076        $    45,294     $     54,140
Gross profit                                      4,227           4,512              7,999            8,534
Income from operations                              932             369              1,825              300
Income before taxes                                 836             527              1,735              625
Net income                                          528             251              1,047              193



LIQUIDITY AND CAPITAL RESOURCES

In November 1997, the Company consummated an initial public offering of 2,100,000 units consisting of 2,100,000 shares of Class A Common Stock and 2,100,000 redeemable warrants at a combined price of $6 per unit. The net proceeds of the sale, after deducting underwriter discounts, etc., were approximately $10.4 million. Additionally, certain stockholders of the Company contributed an aggregate of $870,000 to the capital of the Company. A portion of the proceeds from the initial public offering was used to repay bank debt of $2 million, debt to a related entity of $2 million and debt to a stockholder of $125,000. In conjunction with the repayment of the bank debt, the Company terminated the line of credit facilities with the related banks.

During the quarter ended June 30, 1998, the Company issued 894,998 unregistered shares of Class A common stock and paid cash of $1,415,000 in connection with the three acquisitions consummated. Additionally, the Company repaid $1.6 million in debt, primarily bank debt, and terminated the existing lines of credit in connection with the acquired entities. The one remaining loan facility was terminated in July 1998, as discussed below.

The Company made purchase price adjustments, adjusting goodwill, for the 1997 Acquisitions, during the second quarter of 1998 for excess net asset values contributed or for net asset values that were less than originally estimated to the stockholders of the acquisition companies. The total amount received by the Company for deficient net asset values during the second quarter was $109,000. Additionally, a $90,000 note payable to a stockholder was offset for amounts owed to the Company for a deficient net asset value. The remaining amounts of $245,000 and $68,000 were paid and received, for excess and deficient net asset values, respectively, in July.

Since inception, the Company has financed its operations through a combination of cash flow from operations, bank borrowings and equity capital and subsequently, the net proceeds from the Company's initial public offering. The Company's capital requirements have arisen primarily in connection with acquisitions, growth in revenue and the purchase of fixed assets. A key element of the Company's strategy is to continue to expand through acquisitions of companies engaged in the distribution and/or marketing of computers and/or computer hardware, software and peripherals.

In July 1998, the Company entered into a Loan and Security Agreement (the "Agreement") with a bank that provides for a maximum outstanding principal amount of $7.5 million. Outstanding advances bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 2.75%, to be determined based on a scale of the Company's debt to net worth ratio ranging from 1:1 to 2:1. Pursuant to the terms of the Agreement, the Company has pledged accounts receivables, inventory and equipment as collateral. The Company believes that its available funds, together with the cash flow expected to be generated from operations and current and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 12 months.

For the six months ended June 30, 1998, the Company used approximately $3.8 million in operating activities. The cash used in operations resulted primarily from the increases in accounts receivable and inventory, with these increases attributable to growth in sales during the past quarter and stocking for anticipated sales in the near term.

For the six months ended June 30, 1998, the Company used cash in investing activities of $1.8 million for acquisitions, including overdrafts acquired, and $227,000 for the purchase of property and equipment.

Cash used in financing activities for the six months ended June 30, 1998 resulted from the repayment of advances from stockholders and related entities, loaned to the Company prior to the initial public offering, of $247,000, and the repayment of the acquired entities' existing lines of credit of $1.6 million. These amounts were partially offset by proceeds received of $233,000 under an acquired entity's existing line of credit and the receipt of $109,000 from stockholders for deficient net asset values as discussed above. The acquired entity's outstanding line of credit was paid in full in July and the facility was terminated.

YEAR 2000

The Company has adopted a plan to facilitate a smooth transition of the systems, products and vendors that Tekgraf relies on into the twenty-first century. Additionally, for the software products sold to customers, all products are licensed from the suppliers, and while there is no guarantee, the suppliers claim that where applicable, the software is Year 2000 compliant.

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

Item 2.   Changes in Securities and Use of Proceeds

          Recent Sales of Unregistered Securities

During the quarter ended June 30, 1998, the Company issued the securities described below without registration under the Securities Act of 1933 (the "1933 Act"). All of the securities were issued pursuant to the exemption from registration contained in Section 4(2) of the 1933 Act, based on the following factors: the transactions did not involve general solicitations, the persons to whom the securities were issued were provided with financial and other information with respect to the Company, the securities were issued to a limited number of persons, and the Company received reasonable assurance that those persons were acquiring the securities for investment purposes.

On April 1, 1998, the Company issued an aggregate of 330,000 unregistered shares of the Company's Class A Common Stock as consideration in connection with its acquisition of Computer Graphics Technology, Inc. ("CGT"), a South Carolina corporation. Pursuant to the Agreement and Plan of Merger (the "CGT Merger Agreement") by and among the Company, Tekgraf Sub I, Inc., CGT and the CGT Shareholders, 66,000 of the 330,000 shares were placed in escrow to secure certain net asset value and profitability guarantees made by CGT and the CGT shareholders. Another 66,000 of the 330,000 shares were placed in escrow to secure various other representations, warranties and provisions contained in the CGT Merger Agreement. The balance of the 330,000 shares was delivered to the CGT shareholders.

On May 1, 1998, the Company issued an aggregate of 300,000 unregistered shares of the Company's Class A Common Stock as consideration in connection with its acquisition of Martec, Inc. ("Martec"), a California corporation. Pursuant to the Agreement and Plan of Merger (the "Martec Merger Agreement") by and among the Company, Tekgraf Sub II, Inc., Martec and the Martec shareholder, 60,000 of the 300,000 shares were placed in escrow to secure certain net asset value and profitability guarantees made by Martec and the Martec shareholder. Another 60,000 of the 300,000 shares were placed in escrow to secure various other representations, warranties and provisions contained in the Martec Merger Agreement. The balance of the 300,000 shares was delivered to the Martec shareholder.

On May 8, 1998, the Company issued an aggregate of 264,998 unregistered shares of the Company's Class A Common Stock as consideration in connection with its acquisition of New England Computer Graphics, Inc. ("NECG"), a Massachusetts corporation. Pursuant to the Agreement and Plan of Merger , as amended (the "NECG Agreement of Merger"), by and among the Company, Tekgraf Sub III, Inc., NECG and the NECG shareholders, 66,251 of the 264,998 shares were placed in escrow to secure certain net asset value and profitability guarantees made by NECG and the NECG shareholders. Another 66,250 of the 264,998 shares were placed in escrow to secure various other representations, warranties and provisions contained in the NECG Agreement of Merger. The balance of the 264,998 shares was delivered to the NECG shareholders.

          Use of Proceeds

In November 1997, the Company completed the initial public offering of 2,100,000 shares of its Class A Common Stock (the "IPO"). Gross proceeds from the IPO were $12.6 million and net proceeds to the Company were $10.4 million. During the second quarter of 1998, the Company used proceeds from the IPO to fund all of the cash consideration paid in connection with the acquisitions of CGT, Martec and NECG, including repayment of existing debt.


Item 3.  Defaults Upon Senior Securities.

Not Applicable.


Item 4.  Submission of Matters to a Vote of Securities Holders

The Company's 1998 Annual Meeting of Stockholders was held on May 20, 1998. The following votes for each proposal are as follows:

The following directors were elected for terms expiring at the 1999 annual meeting:

                                            For               Against     Abstain
PROPOSAL 1: Election of Directors
       Phillip C. Aginsky                   17,826,944        0           10,517
       Dan I. Bailey                        17,826,944        0           10,517
       William M. Rychel                    17,826,944        0           10,517
       Martyn L. Cooper                     17,826,944        0           10,517
       J. Thomas Woolsey                    17,826,944        0           10,517
       Albert E. Sisto                      17,826,944        0           10,517
       Frank X. Dalton, Jr.                 17,826,944        0           10,517


PROPOSAL 2: Ratification of appointment of Coopers & Lybrand L.L.P. as independent public accountants for the year ended December 31, 1998:

                                            For               Against     Abstain
                                            17,833,261        1,000       3,200

PROPOSAL 3: Approval of reincorporation of the Company from the State of Delaware to the State of Georgia:

                                            For               Against     Abstain
                                            16,286,842        11,100      5,700



Item 5.  Other Information

On July 31, 1998, the Company reincorporated from Delaware to Georgia by merging into Tekgraf Reincorporation Subsidiary, Inc. (the "Subsidiary"), a wholly-owned subsidiary of the Company, which was incorporated in Georgia as a shell corporation for the purpose of carrying out the reincorporation. Pursuant to the Agreement and Plan of Merger by and among the Company and the Subsidiary, the officers and directors of the Company became the officers and directors of the entity surviving the merger, and all outstanding shares of Class A Common Stock and Class B Common Stock of the Company, as well as all outstanding warrants and options to purchase shares of Common Stock of the Company, were converted into shares of Class A Common Stock, Class B Common Stock, warrants and options, respectively, of the entity surviving the merger. At the effective time of the merger, the Articles of Incorporation of the Subsidiary were amended to change the name of the Subsidiary to "Tekgraf, Inc." Thus, as a result of the merger, the Company effectively became a Georgia corporation with all of the business, assets, rights, obligations, and liabilities of its predecessor Delaware corporation, together with the same management structure as its predecessor Delaware corporation, except for changes necessitated by differences in the laws of the states of Delaware and Georgia. Pursuant to Rule 12g-3(a) under the Securities and Exchange Act of 1934, the shares of Class A Common Stock of Tekgraf, Inc. that were registered while the Company was incorporated in Delaware are deemed to be registered under Section 12(b) of the Act.


Item 6.  Exhibits and Reports on Form 8-K

  (a)  Exhibits

    2.1  Plan of Merger between Crescent Computers, Inc. and Tekgraf,
         Inc., dated June 20, 1997 (Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1, No. 333-33449 and incorporated herein by reference (the "Registration Statement")).

    2.2 Agreement and Plan of Merger, dated July 30, 1998, by and among Tekgraf, Inc. and Tekgraf Reincorporation Subsidiary, Inc.

3.1      Articles of Incorporation, dated July 16, 1998.

3.2 Certificate of Merger, dated July 30, 1998, containing an amendment to the Articles of Incorporation of Tekgraf Reincorporation Subsidiary,
         Inc.

3.3      Bylaws.

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

10.22 Standard Industrial/Commercial Multi-Tenant Lease, dated May 9, 1995, between Sanwa Bank California, as Lessor, and Martec, Inc., as Lessee.
         (Filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on May 15, 1998 and incorporated herein by reference (the "Form
         10-Q")).

10.23    Commercial Lease, dated January 1, 1997, between Woodland Park Realty
         Trust No. 2, as Lessor, and New England Computer Graphics, as Lessee.
         (Filed as Exhibit 10.23 to the Form 10-Q and herein incorporated by reference).

10.24    Industrial Lease Agreement, dated July 25, 1997, between 2725312 Canada
         Inc., as Landlord, and New England Computer Graphics, Inc., as Tenant
         (filed as Exhibit 10.24 to the Form 10-Q and incorporated herein by reference).

10.25    Voting Agreement dated as of August 7, 1997 between Tekgraf, Inc. and
         A. Lowell Nerenberg and Edward H.L. Mason (Filed as Exhibit 10.20 to the Registration Statement and incorporated herein be reference).

10.26 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, and Computer
         Graphics Technology, Inc., a South Carolina corporation, and its
         Shareholders, dated March 23, 1998. (Filed as Exhibit 10.22 to the Form
         10-K and incorporated herein by reference). **

10.27    Escrow Agreement, dated April 1, 1998, by and among Tekgraf, Inc., a
         Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, Scott
         C. Barker, Robert Shumaker, and Thomas Mills (as the "Company
         Shareholders"), Scott C. Barker (as the "Shareholder Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as
         Exhibit 2.2 to the Form 8-K and incorporated herein by reference).

10.28 Pledge, Security and Escrow Agreement, dated April 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a
         Georgia corporation, Scott C. Barker, Robert Shumaker, and Thomas Mills
         (as the "Company Shareholders"), Scott C. Barker (as the
         "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as Exhibit 2.3 to the Form 8-K and incorporated herein by reference).

10.29    Agreement and Plan of Merger, dated March 25, 1998, by and among
         Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation and Martec, Inc., a California corporation, and its shareholder. (Filed as Exhibit 10.23 to the Form 10-K and incorporated herein by reference). **

10.30    Escrow Agreement, dated May 1, 1998, by and among Tekgraf, Inc., a
         Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, Mark
         Lewis (as the "Company Shareholder"), Mark Lewis ( as the "Shareholder
         Representative"), and First Union National Bank (as the" Escrow
         Agent"). (Filed as Exhibit 10.30 to the Form 10-Q and incorporated herein by reference).

10.31    Pledge, Security and Escrow Agreement, dated May 1, 1998, by and among
         Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, Mark Lewis (as the "Company Shareholder"), Mark Lewis (as the "Indemnification Representative"), and First Union National Bank
         (as the "Escrow Agent"). (Filed as Exhibit 10.31 to the Form 10-Q and incorporated herein by reference).

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

10.34    Escrow Agreement, dated May 8, 1998, by and among Tekgraf, Inc., a
         Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation,
         Robert Shumaker, Thomas Gust, A. Lowell Nerenberg, Scott Barker, David
         Boston, William Rychel and Thomas Mills (as the "Company
         Shareholders"), David Boston (as the "Shareholder Representative"), and First Union National Bank (as the" Escrow Agent"). (Filed as
         Exhibit 10.34 to the Form 10-Q and incorporated herein by reference).

10.35    Pledge, Security and Escrow Agreement, dated May 8, 1998, by and among
         Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, Robert Shumaker, Thomas Gust, A. Lowell Nerenberg, Scott
         Barker, David Boston, William Rychel and Thomas Mills (as the "Company
         Shareholders"), David Boston (as the "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as
         Exhibit 10.35 to the Form 10-Q and incorporated herein by reference).

10.36 Loan and Security Agreement, dated July 2, 1998, between Tekgraf, Inc., as Borrower , and all Subsidiaries of Borrower (except Prisym), as
         Subsidiary Guarantors, and Wachovia Bank, National Association, as
         Lender.**

11.1     Statements of Computation of Earnings Per Share

27.1     Financial Data Schedule

99.1     Press Release, dated April 8, 1998 (filed as Exhibit 99.2 to the Form
         8-K and incorporated herein by reference).

99.2     Press release dated May 13, 1998 (filed as Exhibit 99.1 to the Form
         10-Q and incorporated herein by reference).

99.3     Press release dated May 14, 1998 (filed as Exhibit 99.2 to the Form
         10-Q and incorporated herein by reference).

99.4     Press release dated August 14, 1998


  ** The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, as provided in Item 601 (b) (2) of Regulation S-K.

(b)  Reports Filed on Form 8-K

On April 16, 1998, the Company filed a Current Report on Form 8-K, pursuant to
Item 2 thereof, concerning the completion of its acquisition of CGT on April 1, 1998.

On May 15, 1998, the Company filed its Quarterly Report on Form 10-Q for the first quarter of 1998. Pursuant to Item 5 of the Form 10-Q, the Company incorporated the information required to be disclosed on a Current Report on Form 8-K, regarding the completion of its acquisition of Martec, on May 1, 1998, and the completion of its acquisition of NECG, on May 8, 1998, into this Form 10-Q.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   TEKGRAF, INC.
Date: August 14, 1998
                                   By: /s/ Phillip C. Aginsky
                                   -----------------------------
                                   Phillip C. Aginsky, Chairman
                                              and Chief Executive Officer
                                              (Principal Executive Officer)
Date: August 14, 1998
                                   By: /s/ W. Jeffrey Camp
                                   -----------------------------
                                   W. Jeffrey Camp, Chief
                                              Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

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

     2.2  Agreement and Plan of Merger, dated July 30, 1998, by and among
          Tekgraf, Inc. and Tekgraf Reincorporation Subsidiary, Inc.

     3.1  Articles of Incorporation dated, July 16, 1998.

     3.2 Certificate of Merger, dated July 30, 1998, containing an amendment to the Articles of Incorporation of Tekgraf Reincorporation Subsidiary,
          Inc.

     3.3  Bylaws.

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

    10.22 Standard Industrial/Commercial Multi-Tenant Lease, dated May 9, 1995, between Sanwa Bank California, as Lessor, and Martec, Inc., as Lessee.
          (Filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on May 15, 1998 and incorporated herein by reference (the "Form
          10-Q")).

    10.23 Commercial Lease, dated January 1, 1997, between Woodland Park Realty
          Trust No. 2, as Lessor, and New England Computer Graphics, as Lessee.
          (Filed as Exhibit 10.23 to the Form 10-Q and incorporated herein by reference).

    10.24 Industrial Lease Agreement, dated July 25, 1997, between 2725312
          Canada Inc., as Landlord, and New England Computer Graphics, Inc., as
          Tenant. (Filed as Exhibit 10.24 to the Form 10-Q and incorporated herein by reference).

    10.25 Voting Agreement dated as of August 7, 1997 between Tekgraf, Inc. and
          A. Lowell Nerenberg and Edward H.L. Mason (Filed as Exhibit 10.20 to the Registration Statement and incorporated herein be reference).

    10.26 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, and Computer
          Graphics Technology, Inc., a South Carolina corporation, and its
          Shareholders, dated March 23, 1998. (Filed as Exhibit 10.22 to the
          Form 10-K and incorporated herein by reference). **

    10.27 Escrow Agreement, dated April 1, 1998, by and among Tekgraf, Inc., a
          Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation,
          Scott C. Barker, Robert Shumaker, and Thomas Mills (as the "Company
          Shareholders"), Scott C. Barker (as the "Shareholder Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as
          Exhibit 2.2 to the Form 8-K and incorporated herein by reference).

    10.28 Pledge, Security and Escrow Agreement, dated April 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a
          Georgia corporation, Scott C. Barker, Robert Shumaker, and Thomas
          Mills (as the "Company Shareholders"), Scott C. Barker (as the
          "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as Exhibit 2.3 to the Form 8-K and incorporated herein by reference).

    10.29 Agreement and Plan of Merger, dated March 25, 1998, by and among
          Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation and Martec, Inc., a California corporation, and its shareholder. (Filed as Exhibit 10.23 to the Form 10-K and incorporated herein by reference). **

    10.30 Escrow Agreement, dated May 1, 1998, by and among Tekgraf, Inc., a
          Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation,
          Mark Lewis (as the "Company Shareholder"), Mark Lewis (as the
          "Shareholder Representative"), and First Union National Bank (as the"
          Escrow Agent"). (Filed as Exhibit 10.30 to the Form 10-Q and incorporated herein by reference).

    10.31 Pledge, Security and Escrow Agreement, dated May 1, 1998, by and among
          Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, Mark Lewis (as the "Company Shareholder"), Mark Lewis (as the "Indemnification Representative"), and First Union National Bank
          (as the "Escrow Agent"). (Filed as Exhibit 10.31 to the Form 10-Q and incorporated herein by reference).

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

    10.34 Escrow Agreement, dated May 8, 1998, by and among Tekgraf, Inc., a
          Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation,
          Robert Shumaker, Thomas Gust, A. Lowell Nerenberg, Scott Barker, David
          Boston, William Rychel and Thomas Mills (as the "Company
          Shareholders"), David Boston (as the "Shareholder Representative"), and First Union National Bank (as the" Escrow Agent"). (Filed as
          Exhibit 10.34 to the Form 10-Q and incorporated herein by reference).

    10.35 Pledge, Security and Escrow Agreement, dated May 8, 1998, by and among
          Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a
          Georgia corporation, Robert Shumaker, Thomas Gust, A. Lowell
          Nerenberg, Scott Barker, David Boston, William Rychel and Thomas Mills
          (as the "Company Shareholders"), David Boston (as the "Indemnification
          Representative"), and First Union National Bank (as the "Escrow
          Agent"). (Filed as Exhibit 10.35 to the Form 10-Q and incorporated herein by reference).

    10.36 Loan and Security Agreement, dated July 2, 1998, between Tekgraf,
          Inc., as Borrower, and all Subsidiaries of Borrower (except Prisym), as Subsidiary Guarantors and Wachovia Bank, National Association, as
          Lender.**

    11.1  Statements of Computation of Earnings Per Share.

    27.1  Financial Data Schedule.

    99.1  Press Release, dated April 8, 1998 (filed as Exhibit 99.2 to the Form
          8-K and incorporated herein by reference).

    99.2  Press release dated May 13, 1998 (filed as Exhibit 99.1 to the Form
          10-Q and incorporated herein by reference).

    99.3  Press release dated May 14, 1998 (filed as Exhibit 99.2 to the Form
          10-Q and incorporated herein by reference).

    99.4  Press release dated August 14, 1998

** The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, as provided in Item 601 (b) (2) of Regulation S-K.