Form 10-Q
period 1998-09-30
TEKGRAF INC
filed 1998-11-16
CIK 1044167

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the period from _____ to _____.

                          Commission File No. 0-23221

                                 TEKGRAF, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Georgia                                    58-2033795
-------------------------------         ---------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

6000 Lake Forrest Drive, Suite 110                                   30328
Atlanta, Georgia                                                  ----------
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

                                     Yes:   X    No:
                                          -----      -----

         Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date:

              Class                            Outstanding at November 12, 1998
             -------                            -------------------------------

Class A Common Stock, $.001 par value                  2,994,998 shares

Class B Common Stock, $.001 par value                  3,333,333 shares

                                 TEKGRAF, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                               Table of Contents



PART I. FINANCIAL INFORMATION                                                                    PAGE

Item 1.  Consolidated Financial Statements:
Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998                            1

Consolidated Statements of Operations for the three and nine months ended September 30, 1997 and
September 30, 1998                                                                                    3

Consolidated Statements of Cash Flows for the nine months ended
September 30, 1997 and September 30, 1998                                                             4

Notes to Consolidated Financial Statements                                                            5

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                                                           7

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                  10

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                           10

Item 2.  Changes in Securities and Use of Proceeds                                                   10

Item 3.  Defaults Upon Senior Securities                                                             10

Item 4.  Submission of Matters to a Vote of Securities Holders                                       10

Item 5.  Other Information                                                                           10

Item 6.  Exhibits and Report on Form 8-K                                                             11

SIGNATURES                                                                                           14

Index of Exhibits                                                                                   E-1

PART I - FINANCIAL INFORMATION


Item 1. Consolidated Financial Statements


                   Tekgraf, Inc. Consolidated Balance Sheets



                                                              December 31,      September 30,
                                                                  1997               1998
                                                                                 (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                    $  8,600,339       $     33,186
Accounts receivable, less allowance for
 doubtful accounts of $205,000 and $450,000 at
 December 31, 1997 and September 30, 1998, respectively         9,217,843         15,008,342
Inventories, net                                                4,700,615          8,062,990
Prepaid expenses and other assets                                 368,770          1,136,687
Prepaid income taxes                                                                  31,197
Deferred income taxes                                              62,832            275,341
                                                             ------------       ------------
Total current assets                                           22,950,399         24,547,743
                                                             ------------       ------------
Property and equipment                                            531,922          1,080,905
Less accumulated depreciation
                                                                 (187,219)          (334,770)
                                                             ------------       ------------
                                                                  344,703            746,135
Goodwill, net                                                   6,555,773          8,927,549
Other assets                                                       52,633             90,955
Deferred income taxes                                              48,840             50,340
                                                             ------------       ------------
Total assets                                                 $ 29,952,348       $ 34,362,722
                                                             ============       ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                                              December 31,      September 30,
                                                                 1997               1998
                                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current debt                                                 $     23,474       $     12,419
Due to acquisition stockholders                                   180,289            164,982
Note payable, stockholders                                         90,000
Due to stockholders and related entities                          246,956
Accounts payable                                                8,345,388         10,828,978
Accrued expenses                                                  928,121          1,520,944
Income taxes payable                                               70,100
                                                             ------------       ------------
Total current liabilities                                       9,884,328         12,527,323

Debt, less current maturities                                      12,788             12,788
                                                             ------------       ------------
                                                                9,897,116         12,540,111
                                                             ------------       ------------
Commitments and contingencies

Stockholders' equity:

Class A Common Stock, $.001 par value,
31,666,667 shares authorized; 2,100,000 and
2,994,998 shares issued and outstanding at
December 31, 1997 and September 30, 1998, respectively              2,100              2,995
Class B Common Stock, $.001 par value, 3,333,333
shares authorized; 3,333,333 shares issued and
outstanding at December 31, 1997 and September 30, 1998             3,333              3,333
Preferred Stock, $.001 par value, 5,000,000 shares
authorized; no shares issued at December 31, 1997
and September 30, 1998
Due from acquisition stockholders                                (149,863)          (392,439)
Additional paid-in capital                                     20,584,028         22,556,865
Retained earnings (deficit)                                      (384,366)          (348,143)
                                                             ------------       ------------
Total stockholders' equity                                     20,055,232         21,822,611
                                                             ------------       ------------
Total liabilities and stockholders' equity                   $ 29,952,348       $ 34,362,722
                                                             ============       ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

              Tekgraf, Inc. Consolidated Statements of Operations


                                                              Three Months                           Nine Months
                                                           Ended September 30,                  Ended September 30,
                                                     -------------------------------       ----------------------------
                                                          1997              1998                1997          1998
                                                               (Unaudited)                          (Unaudited)

Net sales                                            $ 18,536,085       $ 26,323,407       $30,987,966      $70,699,918
Cost of goods sold                                     15,526,519         22,347,868        26,132,832       59,645,434
                                                     ------------       ------------       -----------      -----------
Gross profit                                            3,009,566          3,975,539         4,855,134       11,054,484
Operating expenses:
Selling, general and administrative                     2,384,393          4,161,683         3,799,626       10,384,660
Depreciation                                               40,451             55,516            74,900          155,244
Amortization                                              110,605            160,620           144,000          443,619
                                                     ------------       ------------       -----------      -----------
Income (loss) from operations                             474,117           (402,280)          836,608           70,961
Other income/expense, net                                  43,245             82,056            64,093          354,942
Interest expense                                          138,489             13,439           246,759           23,795
                                                     ------------       ------------       -----------      -----------
Income (loss) before provision (benefit)
  for income taxes and minority interest                  378,873           (333,663)          653,942          402,108
Provision (benefit) for income taxes                      191,416            (85,000)          314,000          315,000
                                                     ------------       ------------       -----------      -----------
Income (loss) before minority interest                    187,457           (248,663)          339,942           87,108
Minority interest                                          (4,509)            19,001            10,120           50,885
                                                     ------------       ------------       -----------      -----------
  Net income (loss)                                  $    191,966       $   (267,664)      $   329,822      $    36,223
                                                     ============       ============       ===========      ===========

Basic and diluted weighted
  average shares outstanding                            3,166,666          6,161,664         2,009,777        5,797,727
                                                     ============       ============       ===========      ===========
Basic and diluted net income (loss) per share        $        .06       $       (.04)      $       .16      $       .01
                                                     ============       ============       ===========      ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

              Tekgraf, Inc. Consolidated Statements of Cash Flows

                                                                     Nine Months Ended
                                                                        September 30,
                                                                 ----------------------------
                                                                     1997              1998
                                                                          (Unaudited)
Cash flows from operating activities:
Net income                                                       $   329,822       $    36,223
Adjustments to reconcile net income to
  net cash used in operating activities:
  Provision for accounts receivable                                   50,834           281,210
  Provision/writedown of inventory                                                     157,425
  Depreciation                                                        74,900           155,244
  Amortization                                                       144,000           443,619
  Deferred taxes                                                     (38,700)         (214,009)
  Minority interest                                                                     50,885
  Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                          (3,044,714)       (1,484,070)
     Inventories                                                   1,023,294        (1,000,900)
     Prepaid expenses and other assets                               332,717          (630,740)
     Accounts payable and accrued expenses                           402,292        (1,943,956)
     Income taxes                                                    352,700          (101,297)
                                                                 -----------       -----------
Total adjustments                                                   (702,677)       (4,286,589)
                                                                 -----------       -----------
Net cash used in operating activities                               (372,855)       (4,250,366)
                                                                 -----------       -----------
Cash flows from investing activities:
Purchase of property and equipment                                   (59,609)         (394,241)
Cash paid for acquisitions, including overdrafts
  acquired from acquisitions                                                        (1,798,166)
Cash acquired from acquisitions, net of acquisition
  costs of $88,677                                                   349,482
                                                                 -----------       -----------
Net cash provided by (used in) investing activities                  289,873        (2,192,407)
                                                                 -----------       -----------
Cash flows from financing activities:
Proceeds, net, from credit facility                                                      7,152
Proceeds (repayment) of debt                                       1,048,343           (18,207)
Repayment of advances to
  stockholders and related entities                                 (200,593)         (246,956)
Payment to stockholder for excess
  net asset values                                                                    (249,518)
Payments from stockholders for deficient
  net asset values                                                                     177,742
Repayment of acquired companies' loans                                              (1,984,322)
Proceeds from acquired companies' line of credit facilities                            246,359
Payment of stock issuance costs                                     (289,692)          (56,630)
                                                                 -----------       -----------
Net cash provided by (used in) financing activities                  558,058        (2,124,380)
                                                                 -----------       -----------
Increase (decrease) in cash and cash equivalents                     475,076        (8,567,153)
Cash and cash equivalents, beginning of period                       633,027         8,600,339
                                                                 -----------       -----------
Cash and cash equivalents, end of period                         $ 1,108,103       $    33,186
                                                                 ===========       ===========
Supplemental non-cash investing and financing activities:

     Fair value of stock issued                                                    $ 2,030,362
     Cash paid in connection with acquisitions                                       1,415,000
     Other acquisition costs                                                           212,000
     Fair value of liabilities assumed                                               6,923,314
     Fair value of assets acquired                                                  (7,758,314)
                                                                                   -----------
     Goodwill                                                                      $ 2,822,362
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


2.  Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period. There were no common share equivalents during either of the periods presented. The basic and diluted weighted average shares outstanding exclude the escrow shares and were determined as follows for the three and nine months ended September 30, 1998:


                                                           Three Months                  Nine Months
                                                     Ended September 30, 1998     Ended September 30, 1998
                                                     ------------------------     ------------------------

Weighted average common shares outstanding                    6,328,331                   5,964,394
Weighted average escrow shares                                 (166,667)                   (166,667)
                                                             ----------                  ----------
         Basic and diluted weighted average shares            6,161,664                   5,797,727
                                                             ==========                  ==========


3.  Acquisitions

On May 8, 1998, the Company acquired New England Computer Graphics, Inc., a Massachusetts corporation ("NECG"), by merging NECG into a wholly owned subsidiary of the Company. The Company paid $415,000 in cash and issued an aggregate of 264,998 unregistered shares of the Company's Class A Common Stock to the holders of all of the outstanding shares of stock of NECG as consideration in this acquisition.

On May 1, 1998, the Company acquired Martec, Inc., a California corporation ("Martec"), by merging Martec into a wholly owned subsidiary of the Company. The Company paid $500,000 in cash and issued an aggregate of 300,000 unregistered shares of the Company's Class A Common Stock to the holder of all of the outstanding shares of stock of Martec as consideration in this acquisition.

On April 1, 1998, the Company acquired Computer Graphics Technology, Inc., a South Carolina corporation ("CGT"), by merging CGT into a wholly owned subsidiary of the Company. The Company paid $500,000 in cash and issued an aggregate of 330,000 unregistered shares of the Company's Class A Common Stock to the holders of all of the outstanding shares of stock of CGT as consideration in this acquisition.

The purchase prices for the acquisitions (collectively, "the 1998 Acquisitions") described above are subject to adjustment based on certain net asset value and profitability guarantees. In order to secure these guarantees, a total of $325,000 of the cash consideration and 192,251 of the unregistered shares of the Class A Common Stock issued in the 1998 Acquisitions were placed in escrow. In addition to these escrowed amounts, a total of 192,250 shares of the Class A Common Stock was placed in escrow to secure the various representations, warranties and other provisions of the respective agreements. The acquisitions were recorded under the purchase method of accounting and accordingly, the results of operations of the acquired entities have been included in the Company's statements of operations from the respective acquisition dates. The acquired entities are regional distributors and marketers of computer graphics hardware and software.

On June 2, 1997, the Company completed the acquisition of 100% of the outstanding common stock of Microsouth, Inc., G&R Marketing, Inc., tekgraf, inc., Computer Graphics Distributing Company, Intelligent Products Marketing, Inc., and IG Distribution, Inc. (collectively, the "1997 Acquisitions") in exchange for the issuance of 2,192,000 shares of Class B Common Stock of the Company (giving effect to the Company's 400-for-one share exchange and
 .83333325-for-one reverse stock split). The 1997

Acquisitions are regional distributors and marketers of computer graphics hardware and software. The 1997 Acquisitions were recorded under the purchase method of accounting and accordingly, the results of operations have been included in the Company's statements of operations from the acquisition date.

The following unaudited pro forma summary combines the consolidated results of the Company and the 1997 Acquisitions and the 1998 Acquisitions as if the acquisitions had occurred as of January 1, 1997. The pro forma summary also gives effect, for the 1997 Acquisitions, to certain adjustments, including elimination of revenue and expenses related to affiliated entities of the 1997 Acquisitions which were not acquired by the Company, adjustments in compensation levels that have been contractually agreed to, elimination of amortization related to negative goodwill, elimination of pro rata interest expense incurred on capital to be contributed by the pre-combination stockholders of the Company, related income tax effects, elimination of transactions between the 1997 acquisition companies, and amortization of intangible assets. In addition, the earnings (loss) per share amounts give effect to the combination and subsequent recapitalization that the Company completed during November 1997 and the weighted average shares outstanding exclude 166,667 weighted average escrow shares for the three and nine months ended September 30, 1997 and 1998, respectively. The pro forma summary does not purport to represent what the Company's results of operations would have actually been if the 1997 and 1998 Acquisitions had occurred as of January 1, 1997, or to project the Company's results of operations for any future period.


                                                       Three Months                         Nine Months
                                                    Ended September 30,                 Ended September 30,
                                               ------------------------------      ------------------------------
                                                   1997             1998               1997              1998


                                                         Unaudited                          Unaudited
                                                         ---------                          ---------
Statement of Operations Data:                  (Pro forma         (Actual)         (Pro forma        (Pro forma)
                                                Combined)                           Combined)         Combined)

Net sales                                      $24,068,144      $ 26,323,407       $69,361,988      $ 80,463,788
Gross profit                                     3,796,957         3,975,539        11,795,830        12,509,501
Income (loss) from operations                      587,793          (402,280)        2,412,463          (101,921)
Income (loss) before taxes                         530,792          (333,663)        2,266,188           290,988
Net income (loss)                                  178,563          (267,664)        1,225,585           (74,897)
Basic and diluted income (loss) per share      $      0.03      $      (0.04)      $      0.20      $      (0.01)
Weighted average shares outstanding              6,161,664         6,161,664         6,161,664         6,161,664




4.  Income Taxes

The Company's effective tax rate was 50.5% and 25.5% for the three months ended September 30, 1997 and 1998, respectively. The difference between the Company's effective and statutory tax rates were primarily due to the amortization of non-deductible goodwill and to state taxes net of the federal benefit.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements appear in a number of places in this report and include all statements that are not historical fact and that relate to the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans, including the Company's ability to satisfy its current and planned operations and its ability to obtain financing in the future; (ii) trends affecting the Company's financial condition or results of operations;
(iii) the Company's growth strategy and operating strategy; (iv) the Company's anticipated capital needs and capital expenditures; (v) the Company's plan for addressing the potential delisting of the Class A Common Stock from the Nasdaq National Market, its ability to maintain such listing, and any possible adverse effects of delisting; (vi) projected outcomes and any effects on the Company of any litigation or investigations concerning the Company; and (vii) the potential impact of changes to, additions of or losses of distribution agreements with manufacturers. Investors are cautioned that any such forward-looking statements are not guarantees of future performance and that actual results, performance or developments could differ materially from those implied by such forward-looking statements as a result of known and unknown risks and other factors, including those described from time to time in the Company's filings with the Securities and Exchange Commission under the heading "Risk Factors" and elsewhere, which should be read in conjunction with this document. Among such factors are risks relating to acquisitions, competition and pricing pressures, dependence on acquiring and maintaining distribution arrangements with manufacturers, dependence on certain suppliers and economic conditions.


Overview

The Company was incorporated in Georgia in February 1993 and in December 1994 completed the acquisition of a 60% interest in Prisym Technologies, Inc. of Georgia. In June 1997, the Company completed the acquisitions of 100% of the outstanding capital stock of Microsouth, Inc., G&R Marketing, Inc., tekgraf, inc., Computer Graphics Distributing Company, Tekgraf Northwest, Inc. (formerly Intelligent Products Marketing, Incorporated) and IG Distribution, Inc. (the "1997 Acquisitions"). The 1997 Acquisitions have been accounted for using the purchase method of accounting. Subsequent to the 1997 Acquisitions, the Company reincorporated in the State of Delaware and effected a recapitalization pursuant to which each share of common stock of the Georgia entity was exchanged for 400 shares of Class B Common Stock of the Delaware entity. After the reincorporation, the Company completed a .83333325-for-one reverse stock split of the Class B Common Stock. In connection with the 1997 acquisitions, a total of 2,192,000 shares of Class B Common Stock (giving effect to the recapitalization and the reverse stock split) of the Company was issued. In November 1997, the Company completed its initial public offering of 2,100,000 shares of its Class A Common Stock.

On April 1, 1998, the Company acquired Computer Graphics Technology, Inc., a South Carolina corporation ("CGT"), by merging CGT into a wholly owned Georgia subsidiary of the Company. The Company paid $500,000 in cash and issued an aggregate of 330,000 unregistered shares of the Company's Class A Common Stock to the holders of all of the outstanding shares of stock of CGT as consideration in this acquisition.

On May 1, 1998, the Company acquired Martec, Inc., a California corporation ("Martec"), by merging Martec into a wholly owned Georgia subsidiary of the Company. The Company paid $500,000 in cash and issued an aggregate of 300,000 unregistered shares of the Company's Class A Common Stock to the holder of all of the outstanding shares of stock of Martec as consideration in this acquisition.

On May 8, 1998, the Company acquired New England Computer Graphics, Inc., a Massachusetts corporation ("NECG"), by merging NECG into a wholly owned Georgia subsidiary of the Company. The Company paid $415,000 in cash and issued an aggregate of 264,998 unregistered shares of the Company's Class A Common Stock to the holders of all of the outstanding shares of stock of NECG as consideration in this acquisition.

The purchase prices for the acquisitions of CGT, Martec and NECG (collectively, the "1998 Acquisitions") are subject to adjustment based on certain net asset value and profitability guarantees. Accordingly, a total of $325,000 of the cash consideration and 192,251 of the unregistered shares of Class A Common Stock issued in consideration in the 1998 Acquisitions were placed in escrow to secure these guarantees. In addition to these escrowed amounts, a total of 192,250 of the shares issued as consideration was placed in escrow to secure the various representations, warranties and other indemnifiable provisions of the respective agreements. The 1998 Acquisition companies are regional distributors and marketers of computer graphics hardware and software. These acquisitions were recorded under the purchase method of accounting.

On July 31, 1998, the Company reincorporated from Delaware to Georgia by merging into Tekgraf Reincorporation Subsidiary, Inc., a wholly owned subsidiary of the Company that had been incorporated in Georgia as a shell corporation for the purpose of carrying out the reincorporation.

Results of Operations

NET SALES. Net sales for the quarter ended September 30, 1998 increased 42% to $26.3 million from $18.5 million for the prior year period. Net sales for the nine months ended September 30, 1998 increased 128% to $70.7 million from $31.0 million for the same period in 1997. The growth in net sales for the quarter and nine months ended September 30, 1998 as compared to the prior year was primarily due to the acquisitions that were completed in June 1997 and April and May of 1998. For the quarter ended

September 30, 1998, the 1998 acquisitions contributed $6.2 million in net sales. The remaining growth in net sales for the 1998 quarter, as compared to the prior year, or $1.6 million, was due to internal growth and the introduction of additional product lines.

GROSS PROFIT. Gross profit for the quarter ended September 30, 1998 increased 32% to $4.0 million from $3.0 million for the comparable prior year period. Gross profit for the nine months ended September 30, 1998 increased 128% to $11.1 million from $4.9 million for the same period in 1997. Gross profit as a percentage of sales for the quarter and nine months ended September 30, 1998 was 15.1% and 15.6%, respectively, compared to 16.2% and 15.7% for the comparable prior year periods. While gross margins continue to remain under pressure, the Company has maintained it current gross margin percentages primarily as a result of differing product mixes and by providing increased value added services.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative ("SG&A") expenses for the quarter ended September 30, 1998 increased 75% to $4.2 million from $2.4 million for the comparable prior year period. SG&A expenses for the nine months ended September 30, 1998 increased 173% to $10.4 million from $3.8 million for the same period in 1997. SG&A expenses as a percentage of sales were 15.8% and 14.7% for the three and nine months ended September 30, 1998, respectively, compared to 12.9% and 12.3% for the same periods in 1997. The increase in SG&A expenses is primarily attributable to the acquisitions that occurred in June 1997 and April and May of 1998. Additionally, the third quarter of 1998 was the first quarter that the SG&A expenses of the 1998 acquisitions were included for the entire quarter and certain severance costs were also included in the third quarter of 1998. The 1998 acquisitions accounted for $828,000 and $1.5 million of the increase in SGA expenses for the quarter and nine months ended September 30, 1998, respectively. Costs associated with the internal growth of the Company, including commissions on increased sales, costs of operating as a public company, and additional infrastructure costs accounted for the remainder of the increase in SG&A expenses.

OPERATING INCOME (LOSS). Operating income (loss) for the quarter ended September 30, 1998 decreased to ($402,000) from $474,000 for the comparable prior year period. Operating income for the nine months ended September 30, 1998 was $71,000 as compared to $837,000 for the same period in 1997. In addition to the costs described above, income from operations was reduced by the amortization of goodwill of $161,000 and $444,000 for the quarter and nine months ended September 30, 1998, respectively.

PROVISION FOR INCOME TAXES. The Company's effective tax rate was 25.5% and 78.3% for the quarter and nine months ended September 30, 1998 compared to 50.5% and 48.0% for the comparable prior year periods. The difference between the Company's effective and statutory tax rates was primarily due to the amortization of non-deductible goodwill and to state taxes net of the federal benefit.


Pro Forma Combined Financial Information


The 1997 and 1998 Acquisitions described previously have had a significant impact on the comparisons of operating results for 1997 and 1998, due to the fact that the operating results for the 1997 Acquisitions are included only from June 2 through September 30 for the nine month period ended September 30, 1997 and the operating results for the 1998 acquisitions are only included from the closing dates of their respective acquisitions, in April and May 1998, forward. Therefore, in addition to the historical comparisons of the three and nine month periods ended September 30, 1997 and September 30, 1998, the Company has included herein the unaudited pro forma data for the three and nine month periods ended September 30, 1997 and 1998 as if the acquisitions had occurred as of January 1, 1997, giving effect for the 1997 acquisitions to certain adjustments, including the elimination of revenue and expenses related to affiliated entities of the 1997 acquisitions which were not acquired by the Company, adjustments in compensation levels that have been contractually agreed to, elimination of amortization of negative goodwill, elimination of the pro rata interest expense incurred on capital to be contributed by the pre-combination stockholders of the Company, related income tax effects, elimination of transactions between the 1997 acquisition companies, and amortization of the intangible assets.

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

                                       Three Months                Nine Months
                                    Ended September 30,        Ended September 30,
                                  ------------------------    -----------------------
                                    1997           1998         1997         1998


                                         Unaudited                 Unaudited
                                         ---------                 ---------
Statement of Income Data:        (Pro forma     (Actual)     (Pro forma  (Pro forma)
                                  Combined)                   Combined)    Combined)
Net sales                          $24,068      $ 26,323       $69,362      $ 80,464
Gross profit                         3,797         3,976        11,796        12,510
Income (loss) from operations          588          (402)        2,412          (102)
Income (loss) before taxes             531          (334)        2,266           291
Net income (loss)                      179          (268)        1,226           (75)



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

During April and May of 1998, the Company issued 894,998 unregistered shares of Class A common stock and paid cash of $1,415,000 as consideration for the acquisitions of three computer graphics distributing companies. Additionally, the Company paid $1.6 million in debt, primarily bank debt, and terminated the existing lines of credit of the acquired entities. The one remaining loan facility was terminated in July 1998, as discussed below.

The Company made purchase price adjustments, for the 1997 Acquisitions, during the second quarter of 1998 for excess net asset values contributed or for net asset values that were less than originally estimated to the stockholders of the acquisition companies. The total amount received by the Company during the second quarter was $109,000. Additionally, a $90,000 note payable to stockholder was offset against amounts owed to the Company for a deficient net asset value. The remaining amounts of $250,000 and $68,000 were paid and received, respectively, in the third quarter.

Since inception, the Company has financed its operations through a combination of cash flow from operations, bank borrowings and equity capital and subsequently, the net proceeds from the Company's initial public offering. The Company's capital requirements have arisen primarily in connection with acquisitions, growth in revenue and the purchase of fixed assets. A key element of the Company's strategy is to continue to evaluate opportunities to expand through acquisitions of companies engaged in the distribution and/or marketing of computers and/or computer hardware, software and peripherals.

In July 1998, the Company entered into a Loan and Security Agreement (the "Agreement") with a bank that provides for an outstanding principal amount of $7.5 million. Outstanding advances under the Agreement bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 2.75%, that corresponds to a range of the Company's debt to net worth ratio from 1:1 to 2:1. Pursuant to the terms of the Agreement, the Company has pledged accounts receivables, inventory and equipment as collateral. During the quarter ended September 30, 1998, the Company borrowed and repaid approximately $1,250,000 under this credit facility. No amounts are currently outstanding on the credit facility. The Company believes that its available funds, together with the cash flow expected to be generated from operations and current and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 12 months.

For the nine months ended September 30, 1998, the Company used approximately $4.3 million in operating activities. The cash used in operations resulted primarily from the increases in accounts receivable and inventory and the decrease in accounts payable. These changes were attributable to growth in sales and stocking for anticipated sales in the near term and the decrease in accounts payable is primarily attributable to the growth of the payables prior to the IPO that were paid shortly after the beginning of the year. Excluding the amounts acquired in the 1998 Acquisitions, the accounts receivable, inventory, and accounts payable levels, when combined, have remained relatively consistent with the levels at March 31, 1998.

For the nine months ended September 30, 1998, the Company used cash in investing activities of $1.8 million for acquisitions, including overdrafts acquired, and $394,000 for the purchase of property and equipment, which were primarily additional purchases related to the new MIS system.

Cash used in financing activities for the nine months ended September 30, 1998 was attributable to the repayment of advances from stockholders and related entities, loaned to the Company prior to the initial public offering, of $247,000, and the repayment of the acquired entities' existing lines of credit of $2.0 million. These amounts were partially offset by proceeds received of $246,000 under an acquired entity's existing line of credit. The acquired entity's outstanding line of credit was paid in full in July and the facility was terminated. The remaining significant activity in financing activities is discussed in the preceding paragraphs.

Potential Delisting from the Nasdaq National Market

By letter dated September 29, 1998, the Nasdaq Stock Market notified the Company that, based on a review of the price data for the Company's Class A Common Stock for the preceding 30-day trading period, the Company did not meet the $5,000,000 minimum market value of public float requirement. If the Company is unable to meet this requirement for a ten consecutive trading day period by December 29, 1998, Nasdaq has indicated that it will delist the Company's Class A Common Stock from trading on the Nasdaq National Market at the opening of business on December 31, 1998. Nasdaq also indicated that it may delist the Company during this 90-day period if it fails to maintain compliance with any other listing requirements. Any delisting instituted by Nasdaq would likely have an adverse and material effect on the price of the Company's common stock and on the ability of the Company's shareholders to sell their shares. Such delisting could also adversely affect the Company's ability to obtain additional debt and/or equity financing and may result in a reduction in the amount and quality of security analysts' and the news media's coverage of the Company. The Company is considering various alternatives to address this situation, including seeking Nasdaq verification that the Company has been brought back into compliance (if applicable) and the possibility of appealing any Nasdaq decision to delist the Company's Class A Common Stock. There can be no assurance, however, that any action taken by the Company will be successful to maintain its listing on the Nasdaq National Market.


Year 2000

The "Year 2000" problem relates to computers, software, and other equipment in which time and date-sensitive programs were written using two digits, rather than four, to define calendar year data. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

The Company has adopted a plan to facilitate a smooth transition of the systems, products, and vendors upon which the Company relies into the twenty-first century. The internal software systems currently in use by the Company are not all Year 2000 compliant.

Management of the Company believes its internal software systems will be made Year 2000 compliant in a timely manner, as a result of the management information systems project begun in 1998. The project is scheduled to be completed during the first quarter of 1999. The estimated costs of the Company's efforts to address the Year 2000 problem are not expected to be material to the Company's financial position or any year's results of operations, although there can be no assurance to this effect.

The Company's primary exposure emanates from the ability of its technology suppliers to implement the necessary changes for Year 2000 compliance. Management believes that the Company's exposure is minimal as the majority of our software products sold to customers are warranted and supported at the end user level by our suppliers. While there is no guarantee, the suppliers claim that, where applicable, the software products are Year 2000 compliant.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. The Company believes that, with the completion of the management information project, the possibility of significant interruptions of normal operations should be reduced. In the event that any of the Company's outside vendors do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.



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

Item 2.  Changes in Securities and Use of Proceeds.

            Not applicable.

Item 3.  Defaults Upon Senior Securities.

            Not applicable.


Item 4.  Submission of Matters to a Vote of Securities Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 1998.


Item 5.  Other Information.

            Not applicable.

Item 6.      Exhibits and Reports on Form 8-K

     (a)     Exhibits

         2.1 Plan of Merger between Crescent Computers, Inc. and Tekgraf, Inc., dated June 20, 1997 (Filed as Exhibit 2.1 to the Company's Registration Statement on Form S-1, No. 333-33449 and incorporated herein by reference (the "Registration Statement")).

         3.1      Articles of Incorporation dated July 16, 1998(Filed as
                  Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 14, 1998 and incorporated herein by reference (the "Second Quarter Form 10-Q")).

         3.2 Certificate of Merger, containing amendment to Articles of Incorporation of Tekgraf Reincorporation Subsidiary, Inc. (Filed as Exhibit 3.2 to the Second Quarter Form 10-Q and incorporated herein by reference).

         3.3 Bylaws (Filed as Exhibit 3.3 to the Second Quarter Form 10-Q and incorporated herein by reference).

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

         10.22 Standard Industrial/Commercial Multi-Tenant Lease, dated May 9, 1995, between Sanwa Bank California, as Lessor, and Martec, Inc., as Lessee. (Filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on May 15, 1998 and incorporated herein by reference (the "First Quarter Form 10-Q")).

         10.23 Commercial Lease, dated January 1, 1997, between Woodland Park Realty Trust No. 2, as Lessor, and New England Computer Graphics, as Lessee. (Filed as Exhibit 10.23 to the First Quarter Form 10-Q and herein incorporated by reference).

         10.24 Industrial Lease Agreement, dated July 25, 1997, between 2725312 Canada Inc., as Landlord, and New England Computer Graphics, Inc., as Tenant (filed as Exhibit 10.24 to the First Quarter Form 10Q and incorporated herein by reference).

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

         10.29 Agreement and Plan of Merger, dated March 25, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation and Martec, Inc., a California corporation, and its shareholder. (Filed as Exhibit 10.23 to the Form 10-K and incorporated herein by reference). **

         10.30 Escrow Agreement, dated May 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, Mark Lewis (as the "Company Shareholder"), Mark Lewis ( as the "Shareholder Representative"), and First Union National Bank (as the" Escrow Agent"). (Filed as Exhibit
                  10.30 to the First Quarter Form 10-Q and incorporated herein by reference).

         10.31 Pledge, Security and Escrow Agreement, dated May 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, Mark Lewis (as the "Company Shareholder"), Mark Lewis (as the "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as Exhibit 10.31 to the First Quarter Form 10-Q and incorporated herein by reference).

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

         10.34 Escrow Agreement, dated May 8, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, Robert Shumaker, Thomas Gust, A. Lowell Nerenberg, Scott Barker, David Boston, William Rychel and Thomas Mills (as the "Company Shareholders"), David Boston ( as the "Shareholder Representative"), and First Union National Bank (as the" Escrow Agent"). (Filed as Exhibit
                  10.34 to the First Quarter Form 10-Q and incorporated herein by reference).

         10.35 Pledge, Security and Escrow Agreement, dated May 8, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, Robert Shumaker, Thomas Gust, A. Lowell Nerenberg, Scott Barker, David Boston, William Rychel and Thomas Mills (as the "Company Shareholders"), David Boston (as the "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as Exhibit 10.35 to the First Quarter Form 10Q and incorporated herein by reference).

         10.36 Loan and Security Agreement between Tekgraf, Inc., as Borrower , and all Subsidiaries of Borrower (except Prisym), as Subsidiary Guarantors and Wachovia Bank, National Association, as Lender (Filed as Exhibit 10.36 to the Second Quarter Form 10-Q and incorporated herein by reference).

         10.37 Agreement and Plan of Merger, dated July 30,1998, by and among Tekgraf, Inc. and Tekgraf Reincorporation Subsidiary, Inc. (Filed as Exhibit 10.37 to the Second Quarter Form 10-Q and incorporated herein by reference).

         11.1     Statements of Computation of Earnings Per Share

         27.1     Financial Data Schedule (for SEC use only).

         99.1 Press release dated May 13, 1998 (Filed as Exhibit 99.1 to the First Quarter Form 10Q and incorporated herein by reference).

         99.2 Press release dated May 14, 1998 (Filed as Exhibit 99.2 to the First Quarter Form 10Q and incorporated herein by reference).

         99.3 Press release dated May 15, 1998 (Filed as Exhibit 99.3 to the First Quarter Form 10Q and incorporated herein by reference).

         99.4 Press release dated August 13, 1998 (Filed as Exhibit 99.4 to the Second Quarter Form 10-Q and incorporated herein by reference).

         ** The Company will furnish supplementally a copy of any omitted schedule or exhibit to the Securities and Exchange Commission upon request, as provided in Item 601 (b) (2) of Regulation S-K.

     (a)      Report Filed on Form 8-K

On November 13, 1998, the Company filed a Current Report on Form 8-K, pursuant to Item 5 thereof, concerning the resignation of Phillip C. Aginsky pursuant to a Severance Agreement and General Release executed by Mr. Aginsky and the Company, the appointment of William M. Rychel as interim Chief Executive Officer of the Company, the resignations of certain other persons from the Board and the appointment of certain persons to the Board, all in connection with the Severance Agreement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              TEKGRAF, INC.
Date: November 13, 1998
                                              By: /s/ William M. Rychel
                                              --------------------------------------------------
                                              William M. Rychel, Interim Chief Executive Officer
                                                         (Principal Executive Officer)
Date: November 13, 1998
                                              By: /s/ W. Jeffrey Camp
                                              --------------------------------------------------
                                              W. Jeffrey Camp, Chief
                                                         Financial Officer
                                                         (Principal Financial and
                                                         Accounting Officer)

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

 3.1      Articles of Incorporation dated July 16, 1998 (Filed as
          Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 14, 1998 and incorporated herein by reference
          (the "Second Quarter Form 10-Q")).

 3.2 Certificate of Merger, containing amendment to Articles of Incorporation of Tekgraf Reincorporation Subsidiary, Inc.
          (Filed as Exhibit 3.2 to the Second Quarter Form 10-Q and incorporated herein by reference).

 3.3 Bylaws (Filed as Exhibit 3.3 to the Second Quarter Form 10-Q and incorporated herein by reference).

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

         10.22    Standard Industrial/Commercial Multi-Tenant Lease, dated May
                  9, 1995, between Sanwa Bank California, as Lessor, and
                  Martec, Inc., as Lessee. (Filed as Exhibit 10.22 to the
                  Company's Quarterly Report on Form 10-Q filed on May 15, 1998 and incorporated herein by reference (the "First Quarter Form
                  10-Q")).

         10.23    Commercial Lease, dated January 1, 1997, between Woodland
                  Park Realty Trust No. 2, as Lessor, and New England Computer
                  Graphics, as Lessee. (Filed as Exhibit 10.23 to the First
                  Quarter Form 10-Q and incorporated herein by reference).

         10.24    Industrial Lease Agreement, dated July 25, 1997, between
                  2725312 Canada Inc., as Landlord, and New England Computer
                  Graphics, Inc., as Tenant. (Filed as Exhibit 10.24 to the
                  First Quarter Form 10-Q and incorporated herein by reference).

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

                  Representative"), and First Union National Bank (as the"
                  Escrow Agent"). ( Filed as Exhibit 10.30 to the Form 10-Q and incorporated herein by reference).

         10.31 Pledge, Security and Escrow Agreement, dated May 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub
                  II, Inc., a Georgia corporation, Mark Lewis (as the "Company
                  Shareholder"), Mark Lewis (as the "Indemnification
                  Representative"), and First Union National Bank (as the
                  "Escrow Agent"). (Filed as Exhibit 10.31 to the First Quarter
                  Form 10-Q and incorporated herein by reference).

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

         10.34    Escrow Agreement, dated May 8, 1998, by and among Tekgraf,
                  Inc., a Delaware corporation, Tekgraf Sub III, Inc., a
                  Georgia corporation, Robert Shumaker, Thomas Gust, A. Lowell
                  Nerenberg, Scott Barker, David Boston, William Rychel and
                  Thomas Mills (as the "Company Shareholders"), David Boston ( as the "Shareholder Representative"), and First Union
                  National Bank (as the" Escrow Agent"). (Filed as Exhibit
                  10.34 to the First Quarter Form 10-Q and incorporated herein by reference).

         10.35 Pledge, Security and Escrow Agreement, dated May 8, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub
                  III, Inc., a Georgia corporation, Robert Shumaker, Thomas
                  Gust, A. Lowell Nerenberg, Scott Barker, David Boston,
                  William Rychel and Thomas Mills (as the "Company
                  Shareholders"), David Boston (as the "Indemnification
                  Representative"), and First Union National Bank (as the
                  "Escrow Agent"). (Filed as Exhibit 10.35 to the First Quarter
                  Form 10-Q and incorporated herein by reference).

         10.36    Loan and Security Agreement between Tekgraf, Inc., as
                  Borrower, and all Subsidiaries of Borrower (except Prisym), as Subsidiary Guarantors and Wachovia Bank, National
                  Association, as Lender (Filed as Exhibit 10.36 to the Second
                  Quarter Form 10-Q and incorporated herein by reference).

         10.37 Agreement and Plan of Merger, dated July 30, 1998, by and among Tekgraf, Inc. and Tekgraf Reincorporation Subsidiary,
                  Inc. (Filed as Exhibit 10.37 to the Second Quarter Form 10-Q and incorporated herein by reference).



         11.1     Statements of Computation of Earnings Per Share.

         27.1     Financial Data Schedule (for SEC use only).

         99.1 Press release dated May 13, 1998 (Filed as Exhibit 99.1 to the First Quarter Form 10-Q and incorporated herein by reference).

         99.2 Press release dated May 14, 1998 (Filed as Exhibit 99.2 to the First Quarter Form 10-Q and incorporated herein by reference).

         99.3 Press release dated May 15, 1998 (Filed as Exhibit 99.3 to the First Quarter Form 10-Q and incorporated herein by reference).

         99.4 Press Release dated August 13, 1998 (Filed as Exhibit 99.4 to the Second Quarter Form 10-Q and incorporated herein by reference).