Form 10-K
period 1998-12-31
TEKGRAF INC
filed 1999-03-31
CIK 1044167

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ____________

                          Commission File No. 000-23221

                                  TEKGRAF, INC.
             (Exact name of Registrant as specified in its charter)

             Georgia                                           58-2033795
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                         Identification Number)

           6000 LAKE FORREST DRIVE, SUITE 110, ATLANTA, GEORGIA 30328 (Address of Principal Executive Offices, including Zip Code)

                                 (404) 252-0201
              (Registrant's telephone number, including area code)

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

         The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $5,556,927 at March 26, 1999. There were 558,666 shares of the Class B Common Stock held by non-affiliates of the registrant at March 26, 1999.

         The number of shares of Class A and Class B Common Stock outstanding as of March 26, 1999 was 3,169,165 and 3,159,166, respectively.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Definitive Proxy statement for the 1999 Annual Meeting of Stockholders of Tekgraf, Inc. are incorporated by reference into Part III of this Report. Various exhibits to the Registrant's Registration Statement on Form S-1, File Number 333-33449, are incorporated by reference into the Exhibits to this Annual Report on Form 10-K.

--------------------------------------------------------------------------------

                                  TEKGRAF, INC.


                                TABLE OF CONTENTS

ITEM                                                                                             PAGE
----                                                                                             ----
PART I

1. Business........................................................................................ 3

2. Properties......................................................................................12

3. Legal Proceedings...............................................................................13

4. Submission of Matters to a Vote of Security Holders.............................................13

PART II

5. Market for the Company's Common Equity and Related
               Stockholder Matters.................................................................13

6. Selected Financial Data.........................................................................15

7. Management's Discussion and Analysis of Results of
               Operations and Financial Condition..................................................16

7A. Quantitative and Qualitative Disclosures About
               Market Risks........................................................................22

8. Financial Statements and Supplementary Data.....................................................22

9. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.................................................22

PART III

10. Directors and Executive Officers of the Company................................................22

11. Executive Compensation.........................................................................22

12. Security Ownership of Certain Beneficial Owners and
               Management..........................................................................22

13. Certain Relationships and Related Transactions.................................................23

PART IV

14. Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K............................................................................23
      Signatures...................................................................................26
      Index of Exhibits...........................................................................E-1

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to future economic performance, plans and objectives of management of Tekgraf, Inc. (the "Company") for future operations and projections of revenues and other financial items that are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to, the Company's management. The words "expect," "estimate," "anticipate," "believe" and similar expressions are intended to identify forward-looking statements. Such statements involve risks, uncertainties and assumptions, including industry and economic conditions, competition and other factors discussed in this and the Company's other filings with the Securities and Exchange Commission, including the "Risk Factors" section of the prospectus included in the Company's Registration Statement on Form S-1, Registration number 333-33449 (the "Registration Statement"). If one or more of these risks or uncertainties materialize or underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. See "Part II, Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition - Disclosure Regarding Forward-Looking Statements."


                                     PART I

ITEM 1.  BUSINESS.

Overview/History

The Company is engaged in the distribution, manufacture, configuration, and servicing of computers and computer peripherals, hardware and software. The Company commenced operations in February 1993 as Crescent Computers, Inc., for the purpose of engaging in the manufacture of custom or "made-to order" premium servers and network workstations under the brand name "Crescent Computer", now marketed as "Tekgraf System". In December 1994, the Company acquired a controlling interest in Prisym Technologies, Inc. of Georgia ("Prisym"), an authorized reseller of equipment manufactured by Digital Equipment Corporation (a "DEC Reseller").

In June 1997, the Company completed the acquisition of all of the outstanding capital stock of five regional distributors of computer graphics products: G&R Marketing, Inc. ("G&R"), Microsouth, Inc. ("Microsouth"), tekgraf, inc. ("tekgraf"), Computer Graphics Distributing Company ("CGD"), and Tekgraf Northwest, Inc. (formerly Intelligent Products Marketing, Incorporated)("Tekgraf Northwest"), which includes IG Distribution, Inc. (collectively, the "1997 Acquisitions") in exchange for an aggregate of 2,192,000 shares (giving effect to the Company's 400-for-1 stock split and recapitalization in June 1997 and its
 .83333325-for-one stock split in October 1997) of Class B Common Stock of the Company. In acquiring these companies, with offices outside Chicago, Atlanta, Houston, Washington D.C. and San Francisco, the Company increased both its geographic presence and business scope. Subsequent to the 1997 Acquisitions, the Company reincorporated under the laws of the State of Delaware by merging into a wholly owned Delaware subsidiary (the "Merger") and changed its name to Tekgraf, Inc. In connection therewith, the Company reorganized its operations into two divisions: the Graphics Division, a wholesale distribution network of high-end computer graphics products; and the Technology Division, which is engaged in the manufacture, sale and support of the Tekgraf System, the distribution of related components, and DEC Reseller activities.

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

In 1998, the Company completed the acquisition of all of the outstanding capital stock of three more distributors of computer graphics products: Computer Graphics Technology, Inc. ("CGT"), located in Greenville, South Carolina; Martec, Inc. ("Martec"), located outside Los Angeles; and New England

Computer Graphics, Inc. ("NECG"), with offices outside both Boston and Toronto (collectively, the "1998 Acquisitions"). See "The 1998 Acquisitions and the Acquisition Strategy".

On July 31, 1998, the Company reincorporated from Delaware to Georgia by merging into Tekgraf Reincorporation Subsidiary, Inc., a wholly owned subsidiary of the Company that had been incorporated in Georgia as a shell corporation for the purpose of carrying out the reincorporation. Contemporaneously with the merger, Tekgraf Reincorporation Subsidiary changed its name to Tekgraf, Inc. On March 25, 1999, the Company sold its controlling interest in Prisym.

Strategy

The Company's overall business strategy is to become a nationally recognized, vertically oriented full services outsource provider of computer products and services. The Company intends to accomplish this goal through internal growth of its operating divisions and acquisitions of complementary businesses.

Internal Growth. The Company anticipates that it will be able to expand its operations through internal growth of each of its operating divisions. The Company will also seek to increase the customer base of the Technology Division by utilizing the consolidated marketing and distribution structure of the Graphics Division achieved as a result of the 1998 and 1997 Acquisitions, by increased marketing of the Tekgraf System and related computer servers to selected markets, and through enhanced product and service offerings.

The 1998 Acquisitions and the Acquisition Strategy

As was mentioned above, the Company acquired three regional distributors and marketers of computer graphics hardware and software in April and May of 1998.

On April 1, 1998, the Company acquired CGT, a South Carolina corporation, by merging CGT into a wholly owned Georgia subsidiary of the Company. The Company paid $500,000 in cash and issued an aggregate of 330,000 unregistered shares of the Company's Class A Common Stock to the holders of all of the outstanding shares of stock of CGT as consideration in this acquisition.

On May 1, 1998, the Company acquired Martec, a California corporation, by merging Martec into a wholly owned Georgia subsidiary of the Company. The Company paid $500,000 in cash and issued an aggregate of 300,000 unregistered shares of the Company's Class A Common Stock to the holder of all of the outstanding shares of stock of Martec as consideration in this acquisition.

On May 8, 1998, the Company acquired NECG, a Massachusetts corporation, by merging NECG into a wholly owned Georgia subsidiary of the Company. The Company paid $415,000 in cash and issued an aggregate of 264,998 unregistered shares of the Company's Class A Common Stock to the holders of all of the outstanding shares of stock of NECG as consideration in this acquisition.

The purchase prices for the 1998 Acquisitions of CGT, Martec and NECG are subject to adjustment based on certain net asset value and profitability guarantees. Accordingly, a total of $325,000 of the cash consideration and 192,251 of the unregistered shares of Class A Common Stock issued in consideration in the 1998 Acquisitions were placed in escrow to secure these guarantees. In addition to these escrowed amounts, 192,250 of the shares issued as consideration was placed in escrow to secure the various representations, warranties and other indemnifiable provisions of the respective agreements. The 1998 Acquisitions are regional distributors and marketers of computer graphics hardware and software. These acquisitions were recorded under the purchase method of accounting.

The Company intends to continue to expand its operations through acquisitions of complementary businesses and to continue to seek out strategically attractive companies that will allow the Company to continue to grow and expand within the niche markets in which it has developed expertise and specialized knowledge. The Company intends to focus its acquisition activities on profitable companies that can be integrated into the Company's existing divisional structure, increase divisional revenues, expand the geographic and technical scope of the Company's operations and offer a greater range of products and services to our existing customers as well as to potential new customers. There can be no assurance that the Company's acquisition program will be successful, that the acquisition of other companies will be completed or that, if completed, any companies acquired will be profitable or will contribute revenues to the Company.


THE COMPANY'S DIVISIONS AND PRODUCTS

As was mentioned above, the Company consists of two operating divisions, the Graphics Division and the Technology Division.


THE GRAPHICS DIVISION

General

The Graphics Division currently consists of eight regional subsidiaries which specialize in the wholesale distribution of computer graphics technologies. The Graphics Division sells and supports products in the digital prepress, presentation graphics, color desktop publishing, large format display graphics, digital imaging, electronic drawing management, computer-aided design and other emerging computer graphics technologies markets. The Company provides value-added sales, marketing, fulfillment, and logistics support for more than 30 manufacturers of a broad array of complex computer graphics hardware and software. See "Products and Markets."

Central to the business model of the Graphics Division and a core motivation for the 1998 and 1997 Acquisitions were the pre-existing relationships among such companies and their principals. The desire to provide manufacturers with national sales and marketing programs fostered close cooperation among these regional wholesale distributor firms, ultimately leading to the formation of two trade associations, the David Group and the Vision Group. The purpose of these prior associations was to facilitate joint marketing and promotion, product line acquisitions, the sharing of technical resources and sales strategies, and the transfer of excess inventory. All of the companies that make up the Graphics Division are current or former members of one or both of such trade associations.

A primary goal of the Graphics Division is to continue to build on the aforementioned historic intercompany cooperation and function as a single entity with respect to sales, marketing, advertising, public relations, technical support and technology evaluation. With the addition of the 1998 Acquisitions, the Graphics Division is in a position to provide computer graphics manufacturers with a nationwide distribution channel and the value-added benefit of local technical sales and support personnel. See "Customers, Sales and Marketing." The Company intends to acquire other graphics technology and service companies. There can be no assurance, however, that the Company will successfully complete any such acquisitions.

On February 25, 1999, the Company signed a letter of intent with Calcomp Technology, Inc. ("Calcomp"), a leading provider of wide-format printers and other products, to enter into negotiations for a definitive agreement whereby the Company will acquire Calcomp's U.S. and Canadian service businesses and worldwide parts business and will assume certain liabilities relating to those businesses. The closing of the proposed transaction is subject to the receipt of all necessary approvals.

During the years ended December 31, 1998 and 1997, the revenues of the Graphics Division accounted for 85.3% and 78.4%, respectively, of the Company's total revenues (1997 is on a pro forma combined basis). The operating profit of the Graphics Division for these same periods accounted for 95.3 and 76.7%, respectively, of the Company's operating profit (1997 is on a pro forma consolidated basis). The identifiable assets of the Graphics Division accounted for 58.1% and 59.0% of the Company's total identifiable assets as of December 31, 1998 and 1997, respectively.

Products and Markets

The Company's Graphics Division distributes and supports products of over 30 manufacturers, including Agfa Division of Bayer Corporation, Electronics For Imaging (EFI), Encad, Inc., Epson America, Inc.,

Hewlett Packard, Mitsubishi Electronics America, Inc., Scitex America Corporation, Tektronix, Inc., 3M and Vidar Systems Corporation. Among the products the Graphics Division distributes and sells are color scanners, color digital film recorders, digital cameras, color laser printers, color-calibrated monitors, audio-visual presentation systems, raster image processors (RIPs), ink jet printers, plotters, pre-press software, image setters, color proofers, mass storage devices and the consumable products used in many of such products. Prices typically range from less than $100 to more than $100,000.

The Company's agreements with manufacturers are generally non-exclusive, provide for wholesale distribution to dealers and resellers in specified geographic territories and are terminable by either party without cause on 30 or 60 days notice.

The Graphics Division intends to continue to operate in the following four vertical markets:

           - Digital Pre-Press
           - Display Graphics
           - Electronic Drawing Management Systems (EDMS)
           - Point of Purchase Signage (POP)

Digital Pre-Press. Over the last several years, there has been a dramatic shift in the process printing industry from manual, analog production of printed materials to the use of computers. Historically, the production of a printed brochure, magazine or catalog involved numerous manual steps using photographic materials to produce the final press-ready copy.

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

The Graphics Division sells input, proofing, networking, color management software and output devices, which are integral parts of a digital pre-press system. These products are typically sold through two classes of resellers: graphic arts dealers, who have traditionally sold film, chemicals, printing plates and other analog pre-press supplies, and graphics value added resellers ("VARs"), who have specialized in pre-press workflow technologies and the automation of the pre-press process.

Display Graphics. The most rapidly growing segment of the computer graphics output market is display graphics. Display graphics, or large format graphics, describes a process that allows computer-generated or captured images to be printed in sizes up to 60 inches wide.

Historically, these images could only be printed on color electrostatic printers costing over $120,000. However, over the last several years, significant advances in ink-jet technology, software, specialty inks and media have placed the cost of entry for display graphics systems starting at under $10,000, and market acceptance has been rapid. End-users of this technology include a wide range of industries and markets, such as:

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

Electronic Drawing Management Systems (EDMS). The use of computer-aided design ("CAD") systems in the engineering and architectural community has created a workflow problem for those firms that have embraced CAD - what to do with the archive of manually drafted drawings.

EDMS allow these customers to capture (i.e., scan) paper drawings and store them digitally. When needed, they can be retrieved, annotated, printed or converted to CAD format for further revision. Since most of these functions can be performed using existing CAD workstations or PC's, the cost of converting to EDMS is relatively low, and the demand for such systems is growing dramatically.

The Graphics Division sells all of the components necessary for the installation of an EDMS system, including large format scanners, archiving and manipulation software, optical storage systems and output devices.

Point of Purchase Signage (POP). For many years, retailers have utilized POP, sometimes referred to as Point of Sale (POS) signage, to promote products and services to consumers. Typically, that signage has been produced using manual methods (chalkboards, markers, etc.) by in-store personnel, or printed at a central corporate location using standard lithography printing methods and distributed to retail stores.

Recent advances in software and hardware have created a new market for customized POP signage using display graphics printers, software and media. This technology allows a retailer to quickly and easily create, print and display retail signs that are more responsive to their needs.

During 1998, as part of the Company's key strategic objectives, the Company was engaged by a major beverage manufacturer to design, implement and support a customized POP sign making system which allows the beverage manufacturer to quickly make POP signs without the use of highly trained, dedicated personnel. The Company provides product research and development, training, installation and technical support for the beverage manufacturers' distributor customers, and provides outsource fulfillment of inks and media used in the sign making process.

Through its internal Strategic Solutions Group, the Company intends to continue its initiative in the POP market in 1999. In partnership with some strategic VAR customers and suppliers, the Company will attempt to expand its customer base in the POP market to include a wide range of retailers including supermarkets, department stores, drug chains and large manufacturers of consumer products who rely heavily upon the retail marketplace.

Customers, Sales and Marketing

The Graphics Division's customers are principally VARs and systems integrators ("SIs"), as well as, for certain products, retailers, mass merchandisers and direct marketers. VARs typically focus on sales to users in specific vertical markets where the selling organization has unique knowledge and expertise concerning the prospective customer's application. These customers purchase products from the Company and resell them as an integrated solution bundled with installation services and post-sales support. SIs typically purchase products from the Company for further integration into a much larger solution comprised of components from many sources. These solutions typically are very large in scale and may involve an integration contract between the SI and the end-user customer. The Graphics Division utilizes the retail, mass merchant and direct marketing sales channels when product demand is firmly established and a lower cost mechanism of delivery to the end user is warranted.

Currently, the Graphics Division has 23 outside and 21 inside sales representatives and 10 technical support representatives. The Company believes that this constitutes the highest concentration of sales and technical support professionals in the United States devoted to the sales, marketing, and support of high-end computer graphics products.

The Company's sales representatives receive commissions based on gross profit on completed sales. During each of the years ended December 31, 1998, 1997 and 1996, compensation paid to outside independent sales representatives amounted to less than 5% of the Company's sales.

Each regional location of the Graphics Division has and maintains training and demonstration facilities equipped with manufacturers' hardware and applications software. These resources are made available to prospects and customers for product evaluations, product training, demonstrations, benchmark testing and in-house and in-the-field seminars. In addition, the Graphics Division's sales force and technical sales representatives are trained and able to demonstrate the technology it distributes and the applications of such technology. Inside and outside technical sales representatives are also trained and understand their manufacturers' products, the competitors' products, related applications, software and the relevant end-user markets.

The Company believes the services offered by the Graphics Division are unique in providing face-to-face sales, marketing, and distribution of mid to high-end computer graphics products sold through vertical reseller channels. Typically, products carried by the Graphics Division are relatively complex, requiring technical sales training, product demonstrations, product training, pre-sale and post-sale technical support and immediate product availability. Selling and supporting products in these markets require knowledge of many distinct types of hardware and software as well as communications protocols, networking architecture, file formats, compression techniques, and other systems integration issues. Manufacturers of products with such a level of complexity often need to leverage their own limited resources by selling and distributing through reseller organizations. Similarly, reseller organizations are often severely limited in the technical sales and marketing resources they can devote to the sale of specific products. Accordingly, each regional location of the Graphics Division augments both the manufacturer's and the reseller's staff, capitalizing on its ongoing relationships with the local resellers and end user community. Resellers are trained and assisted by Graphics Division staff in all aspects of sales, marketing, distribution and installation of its products.

With the consolidation and centralization of the operations of the 1997 and 1998 Acquisitions, the Company has established a national distribution network. In addition to the economies of scale achieved, the Company believes that it will be much more cost-effective for certain manufacturers of computer graphics technology and peripheral equipment to utilize the Company as a distributor of its products than to maintain their own extensive internal sales force.


THE TECHNOLOGY DIVISION

General

The operations of the Technology Division currently consist of the manufacture of the Tekgraf System. The Company custom designs, assembles and sells custom or "made-to-order" premium servers or workstations and related technology to VARs, vertical solution providers, corporations, universities and government entities. See "Customers, Sales and Marketing." The Company also provides services to its customers, including system architecture design, hardware consulting and customer support.

On March 25, 1999, the Company sold its ownership interest in Prisym, its 60%-owned subsidiary, to the other shareholder of Prisym. The Company no longer has any interest in Prisym.

Products and Markets

The Tekgraf System is a PC that is assembled in a number of different configurations using standard component parts. Although many of the Tekgraf Systems are based on standard configurations, customization enables the Company to accommodate customer computer needs with respect to storage capacity, speed, price, applications, size, configuration and a range of other considerations that can be accommodated in whole or in part by the selection of appropriate components. The Company provides customers with continuing technical support and assistance in the maintenance and operations of Company purchased products. The Company also works with SIs on network configuration and performs research and implementation of upcoming products, such as Linux.

Tekgraf Systems are currently being used to operate non-sterile heart catheterization diagnostic equipment, as voice mail/auto-attendant controllers, in informational kiosks and in other process-control applications. The Company also sells servers and RAID storage systems to VARs and other companies seeking to create Internet web sites, internal networks, graphics and CAD workstations and application servers.

Through Prisym, the Company provided DEC's Alpha-based workstations and servers, mass storage systems, printers, components and computer peripherals and supplies to the nationwide installed base of DEC customers. Prisym's customers included governmental agencies and educational institutions. As noted previously, Prisym was sold on March 25, 1999.

During the years ended December 31, 1998 and 1997, the revenues of the Technology Division accounted for 14.7% and 21.6%, respectively, of the Company's total revenues (1997 is on a pro forma combined basis). The operating profit of the Technology Division for these same periods accounted for 4.7% and 23.3%, respectively, of the Company's operating profit (1997 is on a pro forma consolidated basis). The identifiable assets of the Technology Division accounted for 5.6% and 7.0% of the Company's identifiable assets as of December 31, 1998 and 1997, respectively.

Manufacturing and Suppliers

The Company's manufacturing operations consist of the assembly of Tekgraf Systems at its facility in Norcross, Georgia and the testing of the electronic and mechanical components incorporated into its products.

The Company has elected to assemble its products using principally the highest quality off-the-shelf electronic component parts available from multiple sources. The Company believes that this practice helps to ensure better quality control and pricing by allowing the Company to select the best manufactured and best performing components available on the market, rather than a proprietary product that may fall behind the latest technology in terms of either such characteristic, and to purchase such components from marketplace sources that offer the best prices at the time the particular components are needed for production, as opposed to having prices dictated by the limited sources able to provide a proprietary component. The Company obtains component parts on a purchase order basis and does not have long-term contracts with any suppliers. To date, the Company has not experienced significant interruptions in the supply of such component parts, and believes that numerous qualified suppliers are available. The Company believes that the inability of any of its current suppliers, except as specified below, to provide component parts to the Company would not adversely affect the Company's operations and that alternative sources could be readily established.

The Company currently obtains its motherboards (a primary component of the PC) from two sources. Certain of the Company's file server products incorporate a motherboard, which is currently purchased from a sole supplier. Historically, the Company has been able to obtain adequate supplies of this component and does not anticipate any related sourcing problems; the inability in the future to obtain sufficient numbers of such components or to develop alternative sources could result in delays in product introductions or shipments. Such delays could have an adverse effect on the Company's results of operations. The Company plans to attempt development of additional alternative sources to limit any adverse impact on the Company's result of operations.

The Company has established a comprehensive testing and qualification program to ensure that all subassemblies meet the Company's specifications and standards before final assembly and testing. The Technology Division also actively participates in reviews sponsored by trade magazines, regularly finishing among the top performers. The Company's quality control program includes diagnostic tests, assembly, burn-in, final configuration and final quality assurance tests and the employment of process controls at its manufacturing facility. The Company has also implemented quality control policies and procedures that are reviewed and accepted by the Company's major customers. The Company believes that these procedures help ensure a high-quality product.

The Company's own manufacturing facility totals approximately 4,000 square feet. The Company believes that additional manufacturing facilities, if necessary, are available. The Company is currently operating at approximately 50% of capacity at this facility. See "Item 2 - Properties."

Customers, Sales and Marketing

Customers for the Tekgraf System include OEMs, other vertical market computer resellers, computer dealers, universities, government entities and corporations. The Technology Division does not market to individual end-users, focusing instead on establishing relationships with entities which will constitute repeat sales and have internal computer support personnel capable of handling local issues prior to involvement of Company personnel.

The Company currently distributes Technology Division products principally through the efforts of its internal direct sales force. The Company is beginning to offer Technology Division products through its Graphics Division sales force and to expand its marketing efforts and seek to (i) expand the customer base for the Tekgraf System, (ii) expand the geographic market serviced by the Graphics Division and (iii) increase both the number of products distributed and the number of manufacturers whose products are distributed by the Graphics Division. Because the Technology Division typically sells large amounts of equipment to a small number of customers, a large portion of the Technology Division's sales may be derived from a limited number of customers.

Customer Service and Support

The Company believes that customer service and support is a significant competitive factor in the network systems market in which it sells the Tekgraf System and will become more important as local area networks ("LANs") become more complex and as more enterprises implement business-critical applications on their networks. The Company supports its customers by providing rapid problem resolutions both during and after the installation process. The Company maintains a technical support organization that assists customers in trouble-shooting problems and providing replacement parts. The Company provides a toll-free telephone number to help diagnose and correct customer system interruptions as they occur at customer sites and support staff is available during normal business hours.

The Company warrants all of its Tekgraf Systems servers and workstations against defects in materials and workmanship for two years. During the warranty period, the Company will repair or replace any Tekgraf System or component thereof, which the Company identifies as defective. The Company, in certain circumstances, will send replacement parts to the customer site prior to the return of defective components in order to minimize down time. The Company has contracted with a bonded, national service provider to furnish on-site service of Tekgraf Systems to customers that choose that option.

The Company's product warranties do not differ materially from those generally available in the industry. In most instances, the Company receives warranties on products from vendors that are at least equivalent to those it provides to its customers. To date, the Company has not experienced any material claims under its warranties.

Graphics and Technology Divisions

Backlog

The Company does not have significant backlog due to (i) the fact that the Graphics Division generally ships orders received the same or next day and (ii) the Technology Division being able to manufacture and deliver products generally within a few days of order receipt and long-term contracts to supply products have not been entered into with customers (the Company manufactures and sells products on the basis of individual purchase orders as and when received). Accordingly, backlog at the beginning of a quarter may not represent a significant percentage of the products anticipated to be sold in that quarter. Quarterly revenues and operating results depend on the volume and timing of orders received during the quarter. Therefore, management of the Company does not consider order backlog a significant indicator of the Company's future revenues.

Competition

The business of manufacturing and selling computers and computer peripheral equipment is intensely competitive and rapidly changing. The Company believes that the principal competitive factors in this industry include relative price and performance, product availability, technical expertise, financial stability, service, support and reputation.

The Company's Graphics Division competes primarily with computer equipment manufacturers that either utilize an in-house sales force to market their products to resellers and end-users or utilize the services of large, national fulfillment distributors. The Company believes its primary competition will come from national fulfillment distributors whose specialty is order fulfillment. The Company believes that the primary factors differentiating it from such competitors are its ability to provide technical sales training, product demonstrations, product training, pre-sale and post-sale technical support and evaluation units.

The Technology Division's Tekgraf Systems are constructed with standardized parts that are available to others in the market. The competitors of the Company's Technology Division include established computer product manufacturers, some of which supply products to the Company, computer resellers, distributors and service providers. Most of the companies with which the Technology Division competes have substantially greater capital resources, research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. As a result, these competitors may be able to devote greater resources than the Company to the sales and service of their computer products. As the computer market in which the Company competes has matured, product price competition has intensified and is likely to continue to intensify, which may make it too costly for the Company to continue the "made to order" method of doing business. One of the results of this competition may be to lower sales prices and decrease profit margins.

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

In the development market for network servers and workstations, the Technology Division experiences competition from hundreds of small companies and a number of significant competitors, including such major industry participants as IBM, Dell and Compaq Computers, Inc. Consequently, the Technology Division has gained authorization and began the marketing of Compaq systems and notebooks in the opportunities where they are mandated. Additionally, there is no assurance that the Tekgraf System will continue to achieve sufficient market acceptance to assure the Company's future success and long range profitability in the face of competition with such significantly larger and better-capitalized companies.

Intellectual Property

The Company has no patents and its success will depend, in part, on its ability to preserve its trade secrets and proprietary know-how, and to operate without infringing upon the proprietary rights of third parties.

The Company seeks to protect trade secrets and proprietary know-how, in part, by confidentiality agreements with employees, consultants, advisors, and others. There can be no assurance that such employees, consultants, advisors, or others will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary know-how of the Company will not otherwise become known or be independently developed by competitors in such a manner that the Company will have no practical recourse.

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

Employees

As of December 31, 1998, the Company had 121 full-time and 8 part-time employees in the Graphics Division and 23 full-time employees and one part-time employee in the Technology Division.

The Company's employees are not represented by a labor union and the Company believes that relations with employees are satisfactory.


ITEM 2.  PROPERTIES.

Facilities and Administrative Functions

The table below sets forth certain information with respect to leased properties of the Graphics Division:

Lease Terms:

                                       Approximate Square        Expiration      Annual
Location                                    Footage                 Date        Rental(1)
--------                               ------------------        ----------     ---------
980 Corporate Woods Parkway(2)
Vernon Hills, Illinois                      14,935                5/31/00       $162,841

555 Corporate Woods Parkway
Vernon Hills, Illinois                      11,000                9/30/99       $ 69,288

645 Hembree Parkway
Roswell, Georgia                            10,447                4/30/02       $ 53,107

620 East Diamond Avenue
Gaithersburg, Maryland                       8,993                6/30/99       $ 98,829

7020 Koll Center Parkway
Pleasanton, California(3)                    7,892                12/8/01       $ 96,888

6721 Port West
Houston, Texas                               5,495                3/31/99       $ 54,000

1110 West Butler Road
Greenville, South Carolina                   9,000                9/30/00       $ 54,054

370 Amapola Avenue
Torrance, California                         9,594                9/30/01       $ 77,724

2 Park Drive
Westford, Massachusetts                      3,500                12/31/00      $ 37,526

7490 Pacific Circle
Mississauga, Ontario                         3,000                7/31/00       $ 16,296

---------------------
(1)      Certain of these leases provide for moderate annual rental increases.

(2) A portion of these premises is being subleased to a current stockholder of the Company for an annual rental of approximately $30,000.
(3) A portion of these premises is being subleased to a company affiliated with certain stockholders of the Company for an annual rental of approximately $39,000.

The Company, in the past, has maintained eight regional warehouses for the Graphics Division. As part of the Company's consolidation and centralization efforts, the Company plans to reduce the number of warehouses to three.

The Technology Division's manufacturing and warehousing facilities are located in approximately 7,600 square feet in Norcross, Georgia pursuant to a lease expiring October 31, 2001, which provides for an annual rental of $37,989. Prisym leased approximately 2,850 square feet in Norcross, Georgia, expiring March 31, 1999, for an annual rental of $24,000.

The Company's executive offices are located in approximately 2,000 square feet in Atlanta, Georgia pursuant to a lease expiring February 1, 2000, which provides for an annual rental of $34,452. The Company periodically reviews its space and is currently exploring the possibility of relocating the Company's headquarters to the Roswell, Georgia location in 1999 or early 2000.

The Company is also in the process of centralizing certain administrative, accounting and operational functions from the existing eleven locations to its Roswell, Georgia and Vernon Hills, Illinois locations. The Company's new MIS system is intended to increase the Company's customer service and sales capabilities by providing contact management, customized management reports, facilitating order tracking and automating sales projections.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in certain claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of the claims are uncertain, in the aggregate, they are not likely to have a material adverse effect on the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matter was submitted to a vote of security holders by the Company during the quarter ended December 31, 1998.


                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

Price Range of Class A Common Stock and Redeemable Warrants

The Company's Class A Common Stock and Warrants are quoted on the NASDAQ National Market under the symbols "TKGFA" and "TKGFW", respectively. The Company's securities have been quoted on the NASDAQ National Market since November 10, 1997, when the Company completed the Offering. Each Warrant entitles the holder thereof to purchase one share of Class A Common Stock of the Company at an exercise price of $8.40 at any time until 5:00 p.m., New York City time, on November 10, 2002. Beginning on November 10, 1998, the Warrants are redeemable by the Company, on 30 days' written notice, at a price of $0.05 per Warrant, if the "closing price" of the Company's Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $11.75 per share. The "closing price" shall mean the closing bid price if listed in the over-the-counter market on Nasdaq or otherwise or the closing sale price if listed on the Nasdaq National Market or a national securities exchange. The Company has agreed not to redeem the Warrants unless a prospectus covering the shares of Class A Common Stock underlying the Warrants is in effect throughout the date fixed for redemption. All Warrants must be redeemed if any are redeemed.

The following table sets forth, for the periods indicated, the high and low closing prices per share of the Class A Common Stock and Redeemable Warrants as reported by the NASDAQ National Market.


1998                            High        Low
----                            ----        ---

1st Quarter
   Class A Common Stock      $   4.31   $   2.00
   Redeemable Warrants            .75        .19
2nd Quarter
   Class A Common Stock          3.88       3.00
   Redeemable Warrants            .59        .25
3rd Quarter
   Class A Common Stock          3.13       1.75
   Redeemable Warrants            .41        .22
4th Quarter
   Class A Common Stock          3.00       1.13
   Redeemable Warrants            .31        .13

For the period November 10, 1997 to
December 31, 1997
-----------------

Class A Common Stock           $ 5.56     $ 2.31
Redeemable Warrants              1.88        .56


Class B Common Stock

There is no active trading market for the Class B Common Stock; however, each share of Class B Common Stock can be converted into one share of Class A Common Stock. Each share of Class B Common Stock entitles the holder to five votes per share, while the Class A Common Stock entitles the holder to one vote per share. The Company issued 2,192,000 shares (giving effect to the Company's 400-for-1 stock split in June 1997 and its .83333325-for-one reverse stock split effected in October 1997) of Class B Common Stock as the consideration used in the 1997 Acquisitions on June 2, 1997. At that time, 1,141,333 shares (again, giving effect to the stock split and reverse stock split) were already held by the shareholders of the Company. Accordingly, the Company had 3,333,333 shares of Class B Common Stock outstanding until December 14, 1998, at which time 174,167 shares of Class B Common Stock were converted to 174,167 shares of Class A Common Stock . Consequently, there are now 3,159,166 outstanding shares of Class B Common Stock.

Holders

As of March 26, 1999, the approximate number of holders of record of the Class A and Class B Common stock were 41 and 19, respectively.

As of March 26, 1999, the approximate number of holders of record of the Warrants was 22.

Dividends

The Company has applied and intends to continue to apply its retained and current earnings toward the development of its business and to finance the growth of the Company. Consequently, the Company currently does not anticipate paying cash dividends on either its Class A Common Stock or Class B Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources."

Recent Sales of Unregistered Securities

As was stated above, in April and May of 1998, the Company completed the acquisitions of the outstanding capital stock of CGT, Martec and NECG in exchange for the issuance of unregistered Class A common stock. On April 1, 1998, 330,000 shares were issued to the former shareholders of CGT. On May 1, 1998, 300,000 shares were issued to the former shareholder of Martec, and on May 8, 1998, 264,998 shares were issued to the former shareholders of NECG. In addition to these 894,998 shares, the Company paid $1,415,000 in cash to these former shareholders as consideration for their stock in CGT, Martec and NECG. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, based on the following factors: the transactions did not involve general solicitations, the persons to whom the securities were issued were provided with financial and other information with respect to the Company, the securities were issued to a limited number of persons, and the Company received reasonable assurance that those persons were acquiring the securities for investment purposes.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL AND OPERATING DATA

The financial information presented below represents selected historical data for the Company. The following selected financial and operating data presented by the Company should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition." Note that effective June 2, 1997, the Company acquired all of the outstanding common stock of G&R, Microsouth, tekgraf, CGD, and Tekgraf Northwest. Also note that in April and May 1998, the Company acquired all of the outstanding common stock of CGT, MGD and NECG. These acquisitions were accounted for as purchases and accordingly, are only included in the historical consolidated financial statements from the acquisition date forward.

Historical

                                                                   Years Ended
                                                                   December 31
                                                                  (in Thousands)
                                          ---------------------------------------------------------------
                                          1998(1)       1997(2)         1996         1995           1994
                                          ---------------------------------------------------------------
Statement of Operations Data:
Net sales                                 $99,047      $ 48,733       $13,415      $ 12,277       $ 6,339
Cost of goods sold                         83,621        41,250        10,952        10,368         5,228
                                          -------      --------       -------      --------       -------
Gross profit                               15,426         7,483         2,463         1,909         1,111
Operating expenses:
   Selling, general and
     administrative                        14,326         7,294         2,245         1,761         1,082
   Depreciation and amortization              833           390            17            28             8
                                          -------      --------       -------      --------       -------
Operating income (loss)                       267          (201)          201           120            21
   Other income                               348            68            15            --            --
   Interest expense                            37           301           160           126            40
                                          -------      --------       -------      --------       -------
Income (loss) before taxes                    578          (434)           56            (6)          (19)
Provision (benefit) for income taxes          487           (41)           13            (2)           (4)
                                          -------      --------       -------      --------       -------
Net income (loss)                         $    91      $   (393)      $    43      $     (4)      $   (15)
                                          =======      ========       =======      ========       =======
Net income (loss) per share               $   .02      $   (.15)      $   .04      $     --
                                          =======      ========       =======      ========       =======

                                                                    Years Ended
                                                                    December 31
                                                                   (in Thousands)
                                          --------------------------------------------------------------
                                           1998(1)     1997(2)        1996          1995          1994
Balance Sheet Data:
Working capital                           $11,821      $13,066      $  (104)      $   (51)      $   (39)
Total assets                               37,156       29,952        3,007         2,264         1,725
Due to stockholders/related entities                       517        2,211         1,616         1,424
Long-term obligations                                       13
Stockholders' equity (deficit)             21,662       20,055           10           (33)          (24)

-------------------------
(1) In April and May 1998, the Company acquired three computer graphics companies and their operations are included in the Statement of Operations and Balance Sheet data from this date forward. See "Item 1. Business - The 1998 Acquisitions and the Acquisition Strategy".
(2) On June 2, 1997, the Company acquired five computer graphics companies and their operations are included in the Statement of Operations and Balance Sheet data from this date forward. See "Item 1. Business - Overview/History".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related notes.

Overview

The Company was incorporated in Georgia in February 1993 and in December 1994, completed the acquisition of a 60% interest in Prisym. On June 2, 1997, the Company completed the acquisition of a 100% interest in each of the subsidiaries as shown in the table below.

Acquisitions

                                            (in thousands)
Company                    Date            1996         Net
Name                     Acquired       Net Sales      Assets
-------                  --------       ---------      ------
Microsouth             June 2, 1997      $10,326      $  484
tekgraf                June 2, 1997        4,063         255
Tekgraf Northwest      June 2, 1997        9,104         407
G&R                    June 2, 1997       21,038         525
CGD                    June 2, 1997       11,003         639
                                         -------      ------
                                         $55,534      $2,310
                                         =======      ======

In connection with the acquisitions listed above, a total of 2,192,000 shares of Class B Common Stock of the Company was issued. The acquisitions were accounted for using the purchase method of accounting. Subsequent to the acquisitions, the Company completed a merger pursuant to which it reincorporated in the State of Delaware and effected a recapitalization pursuant to which each share of common stock of the Georgia entity was exchanged for 400 shares of Class B Common Stock of the Delaware entity.

In April and May 1998, the Company completed the acquisition of a 100% interest\ in each of the subsidiaries as shown in the table below.

                                      (in thousands)
Company                    Date             1997
Name                     Acquired        Net Sales
----                   -------------     ---------
CGT                    April 1, 1998      $11,451
MGD                    May 1, 1998          7,523
NECG                   May 8, 1998          5,619
                                          -------
                                          $24,593
                                          =======

In connection with the acquisitions listed above, a total of 894,998 shares of unregistered Class A Common Stock was issued and $1,415,000 in cash was paid. The acquisitions were accounted for under the purchase method of accounting.

On July 31, 1998, the Company reincorporated from Delaware to Georgia by merging into Tekgraf Reincorporation Subsidiary, Inc., a wholly owned subsidiary of the Company that had been incorporated in Georgia as a shell corporation for the purpose of carrying out the reincorporation.

The Company is a nationally recognized vertically oriented provider of computer products and services with a national distribution network. Accordingly, to more efficiently absorb the Company's overhead and add profitable lines of business, a principal part of Tekgraf's strategy is to acquire other graphics technology and service companies.

Tekgraf has also entered into a letter of intent with CalComp Technology, Inc., a leading provider of wide-format printers and other products, to enter into negotiations for a definitive agreement whereby the Company will acquire CalComp's U.S. and Canadian service businesses and worldwide parts business and will assume certain liabilities related to those businesses. See "Item 1. Business--The Graphics Division-General."

Results of Operations

Net sales reflect the sale of the Company's products, net of allowances for returns and other adjustments and include minimal revenues related to services performed at the Company's premises. Sales are generated from the sale of products in both the domestic and international markets. One customer accounted for 8% of sales in 1998. No individual customer accounted for more than 5% of sales during 1997 or 1996.

Cost of goods sold consists primarily of product costs (costs of acquisition or manufacture) and freight charges. Cost of goods sold also includes direct expenses, such as labor and inventory, obtaining FCC certification of products where required, the cost of shipping, as well as overhead allocated to direct expenses incurred in manufacturing products sold by the Company. The direct costs associated with providing services performed by the Company for its customers are also included in the cost of goods sold.

Sales and gross profits depend in part on the volume and mix of components and finished goods contained in the Company's inventory from time to time. Manufactured product sales have a higher gross profit margin with a relatively lower volume of sales per customer, while component sales have a comparably lower gross profit margin with a relatively higher volume of sales per customer.

A large portion of the Company's operating expenses is relatively fixed. Since the Company does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon historical purchasing practices of its customers. Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Selling, general and administrative ("SG&A") expenses include costs related to the Company's sales force, which are comprised of both direct employees of the Company and independent sales representatives. Included in SG&A expenses are direct labor costs for in-house sales representatives as well as commissions paid to both in-house and independent sales personnel. Also reflected as SG&A expenses are certain management, supervisory and staff salaries and employee benefits, data processing, training, rent, and office supply costs. Costs associated with marketing and advertising of the Company's products are also included in SG&A expenses, along with expenses relating to corporate and administrative functions that serve to support the existing products and service business of the Company, as well as to provide the infrastructure for future growth.

Interest expense includes costs and expenses associated with working capital indebtedness, as evidenced by outstanding balances on the Company's current and prior credit facilities, and working capital advances previously made by certain stockholders (which have been repaid).

Year Ended December 31, 1998 Compared With Year Ended December 31, 1997.

Net Sales. Net sales increased $50.3 million, or 103.2%, to $99.0 million for the year ended December 31, 1998 ("1998") compared to $48.7 million for the year ended December 31, 1997 ("1997"). Of the increase, including internal growth since dates of acquisition, $18.5 million was attributable to the acquisitions that occurred in April and May 1998 and $32.4 million of the increase in 1998 was due to the 1997 acquisitions being included in the results of operations for the entire year of 1998. These increases were offset by a decrease of approximately $600,000 in net sales in the Technology Division.

Gross Profit. Gross profit for 1998 increased $7.9 million, or 106.1%, to $15.4 million compared to $7.5 million for 1997. Gross profit as a percentage of sales increased to 15.6% for 1998 compared to 15.4% for

1997. While gross margins continue to remain under pressure, the Company has maintained its gross margin percentages primarily as a result of differing product mixes and by providing increased value-added services.

SG&A Expenses. SG&A expenses increased $7.0 million, or 96.4%, to $14.3 million for 1998 compared to $7.3 million for 1997. SG&A expenses as a percentage of sales were 14.5% and 15.0% for 1998 and 1997, respectively. The increase in SG&A expenses is primarily attributable to the acquisitions that occurred in June 1997 and April and May of 1998. The 1998 acquisitions accounted for $2.4 million of the increase. Costs associated with the internal growth of the Company, including increased commissions on increased sales, and the additional infrastructure and duplicative costs associated with combining the companies accounted for the remainder of the increase in SG&A expenses.

Operating Income. Operating income (loss) increased $468,000, to $267,000 for the 1998 year compared to $(201,000) for the 1997 year. In addition to the costs described above, operating income was reduced by the amortization of goodwill of $610,000 for the year ended December 31, 1998. For 1997, the operating loss was increased by goodwill amortization of $265,000.

Provision for Income Taxes. The Company's effective tax rate was 84.2% for the year ended December 31, 1998 as compared to (9.4)% for the year ended December 31, 1997. The difference between the Company's effective and statutory tax rates was primarily due to the amortization of non-deductible goodwill and to state taxes, net of the federal benefit.

Year Ended December 31, 1997 Compared With Year Ended December 31, 1996.

Net Sales. Net sales increased $35.3 million, or 263.3%, to $48.7 million for the year ended December 31, 1997 compared to $13.4 million for the year ended December 31, 1996 ("1996"). Of the increase, $33 million was attributable to the acquisitions that occurred on June 2, 1997. The remaining $2 million increase was due to increased market penetration and internal growth.

Gross Profit. Gross profit increased $5.0 million, or 203.8%, to $7.5 million for 1997 compared to $2.5 million for 1996. Gross margin decreased to 15.4% for 1997 compared to 18.4% for 1996. The decreases were primarily attributable to the differing product mixes.

SG&A Expenses. SG&A expenses increased $5.0 million, or 224.9%, to $7.3 million for 1997 compared to $2.2 million for 1996. The acquisitions accounted for $4.3 million of the increase and the remainder was primarily attributable to the additional infrastructure costs associated with combining the companies and the additional costs of operating as a public company.

Operating Income. Operating income (loss) decreased $402,000 to $(201,000) for the 1997 year compared to $201,000 for the 1996 year. The acquisitions increased operating income by $450,000 with the offsetting amounts due to a small operating loss at the Technology Division and the increased infrastructure costs discussed previously.

Year Ended December 31, 1996 Compared With Year Ended December 31, 1995.

Net Sales. Net sales increased $1.1 million, or 9.3%, to $13.4 million for the year ended December 31, 1996 compared to $12.3 million for the year ended December 31, 1995 ("1995"). The increase in net sales was primarily attributable to strong sales in the OEM sector to both established and new OEM customers as a result of a focus on systems sales and increased market penetration by Prisym resulting from an expanded sales force.

Gross Profit. Gross profit increased $553,000, or 29.0%, to $2.5 million for 1996 compared to $1.9 million for 1995. Gross margin increased to 18.4% for 1996 compared to 15.6% for 1995, primarily as a result of the growth in system sales to specialized OEMs.

SG&A Expenses. SG&A expenses increased $484,000, or 27.5%, to $2.2 million for 1996 compared to $1.8 million for 1995. This increase was primarily attributable to increased infrastructure costs and higher commissions. SG&A expenses as a percentage of net sales increased to 16.7% for 1996 compared to 14.3% for 1995.

Operating Income. Operating income increased $81,000, or 68.0%, to $201,000 for 1996 compared to $120,000 for 1995.


PRO FORMA COMBINED FINANCIAL INFORMATION

The Company is currently in the process of consolidating and centralizing certain general and administrative functions at its Roswell, Georgia and Vernon Hills, Illinois locations, including accounting, operations, human resources and public relations. Economies of scale and elimination of duplicate overhead and administrative costs are expected to reduce future operating costs. Offsetting certain of these anticipated benefits are certain increases in personnel costs and expenses incurred and to be incurred in completing the development of the Company's corporate infrastructure. The Company does not believe these costs can be accurately quantified. Accordingly, neither the anticipated savings nor the anticipated costs have been included in the pro forma combined financial information that is provided below.

The 1998 and 1997 Acquisitions described previously have had a significant impact on the comparisons of operating results for 1998 and 1997, due to the fact that the operating results of the 1997 Acquisitions are only included from June 2, 1997 forward and the operating results for the 1998 Acquisitions are only included from the closing dates of their respective acquisitions, in April and May 1998 forward. Therefore, in addition to the historical comparisons of the years ended December 31, 1998 and 1997, the Company has included the pro forma statements of operations for these two years as if the 1998 and 1997 Acquisitions had occurred at the beginning of 1997, giving effect for the 1997 Acquisitions to certain adjustments, including the elimination of revenue and expenses related to affiliated entities of the 1997 acquisitions which were not acquired by the Company, adjustments in compensation levels that have been contractually agreed to, elimination of amortization of negative goodwill, elimination of the pro rata interest expense incurred on capital contributed by the pre-combination stockholders of the Company, related income tax effects, elimination of transactions between the 1997 acquisition companies, and amortization of the intangible assets.

The 1998 and 1997 pro forma data below also gives no effect to any efficiencies or additional costs that might have occurred, if any, had the companies actually been combined for the entire period presented. Note also that the entities acquired previously operated as closely held businesses. Additionally, the 1997 pro forma data does not take into account the additional interest that might have been earned or interest expense that that might have been saved from the proceeds of the Offering. The pro forma statement of operations data is not intended to be indicative of future operations, but rather for a better understanding of the Company on a comparative basis. A discussion and analysis of the pro forma results, given the above qualifications, is not considered meaningful and is therefore not presented. All amounts are presented in thousands.

Pro Forma Combined

                                     Years Ended
                                     December 31,
                                ---------------------
                                  1998          1997
                                ---------------------
Statement of Operations Data:

Net sales                       $107,200      $95,196
Cost of goods sold                90,515       79,688
                                --------      -------
Gross profit                      16,685       15,508
Operating expenses:
   Selling, general and
       Administrative             15,729       13,220
Depreciation and
   amortization                      847          682
                                --------      -------
Operating income                     109        1,606
   Other income                      418          153
   Interest expense                   82          435
                                --------      -------
Income before taxes                  445        1,324
Provision for income taxes           436          697
                                --------      -------
Pro forma net income            $      9      $   627
                                ========      =======

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

During 1998, the Company issued 894,998 unregistered shares of Class A common stock and paid cash of $1,415,000 as consideration for the acquisitions of three computer graphics distributing companies. Additionally, the Company paid $1.6 million in debt, primarily bank debt, and terminated the existing lines of credit of the acquired entities.

The Company made purchase price adjustments, for the 1997 Acquisitions, during 1998 for excess net asset values contributed or for net asset values that were less than originally estimated to the stockholders of the acquisition companies. During 1998, the Company paid and received $250,000 and $177,000, respectively. Additionally, a $90,000 note payable to stockholder was offset against amounts owed to the Company for a deficient net asset value.

Since inception, the Company has financed its operations through a combination of cash flow from operations, bank borrowings and equity capital and subsequently, the net proceeds from the Company's initial public offering. The Company's capital requirements have arisen primarily in connection with acquisitions, growth in revenue and the purchase of fixed assets. A key element of the Company's strategy is to continue to evaluate opportunities to expand through acquisitions of companies engaged in the distribution and/or marketing of computers and/or computer hardware, software and peripherals and related complimentary businesses.

In July 1998, the Company entered into a Loan and Security Agreement (the "Agreement") with a bank that provides for an outstanding principal amount of $7.5 million. Outstanding advances under the Agreement bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 2.75%, that corresponds to a range of the Company's debt to net worth ratio from 1:1 to 2:1. Pursuant to the terms of the Agreement, the Company has pledged accounts receivables, inventory and equipment as collateral. During the year ended December 31, 1998, the Company borrowed and repaid approximately $3.3 million and $2.6 million, respectively, under this credit facility. The Company believes that its available funds, together with the cash flow expected to be generated from operations and current and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 12 months.

Prior to the initial public offering, Alongal, a related entity, had made advances to the Company for working capital purposes. At December 31, 1997 and December 31, 1996, amounts owed to Alongal were $195,000 and $2,109,000, respectively. Such advances bore interest at the annual rate of 8% and were payable on demand. All amounts owed to Alongal have been repaid.

For the year ended December 31, 1998, the Company used approximately $3.1 million in operating activities. The cash used in operations resulted primarily from the increases in accounts receivable and inventory. These changes were attributable to growth in sales, strong December sales and stocking for anticipated sales in the near term. However, excluding the amounts acquired in the 1998 Acquisitions, the accounts receivable, inventory, and accounts payable levels, when combined, have remained relatively consistent with the levels at March 31, 1998.

For the year ended December 31, 1998, the Company used cash in investing activities of approximately $1.8 million for acquisitions, including overdrafts acquired, and $541,000 for the purchase of property and equipment, which was primarily additional purchases related to the new MIS system.

Cash used in financing activities for the year ended December 31, 1998 was attributable to the repayment of advances from stockholders and related entities, loaned to the Company prior to the initial public offering, of $247,000, and the repayment of the acquired entities' existing lines of credit of $2.0 million. These amounts were partially offset by net proceeds of $707,000 received under the Company's credit facility and $246,000 received under an acquired entity's existing line of credit. The acquired entity's outstanding line of credit was paid in full in July 1998 and the facility was terminated. The remaining significant activity in financing activities is discussed in the preceding paragraphs.

During 1997, cash provided by operations was $1.6 million which was due primarily to an increase in accounts payable arising from increased purchases of inventories and, to a lesser extent, offset by an increase in accounts receivable and inventories due to increased sales and sales demand. The increase in accounts receivable and inventories is primarily attributable to the purchase of computer equipment subject to firm purchase orders and then shipped to customers. The Company's cash used in operations was $199,000 for the year ended December 31, 1996. The Company's cash flow from operations has been and continues to be affected primarily by the timing of collection of accounts receivable, which has increased as net sales have increased. The Company's working capital was $13.1 million and $(104,000) at December 31, 1997 and 1996, respectively, with the significant increase in 1997 due to the offering proceeds.

NASDAQ NATIONAL MARKET UPDATE

By letter dated December 30, 1998, the Nasdaq Stock Market notified the Company that it had regained compliance with the market value of public float requirement.

IMPACT OF INFLATION

Management believes that inflation has not had a material impact on the Company's business, its net sales and revenues or its income from continuing operations.


YEAR 2000

The "Year 2000" problem relates to computers, software, and other equipment in which time and date-sensitive programs were written using two digits, rather than four, to define calendar year data. As a result, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, thereby causing potential system failures or miscalculations, which could result in disruptions of normal business operations.

The Company has adopted a plan to facilitate a smooth transition of the systems, products, and vendors upon which the Company relies into the twenty-first century. Management of the Company believes its internal software systems are Year 2000 compliant, as a result of the management information systems project substantially completed during the first quarter of 1999. The costs of the Company's efforts to address the Year 2000 problem were not material to the Company's financial position or any year's results of operations.

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

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could adversely and materially affect the Company's results of operations, liquidity and financial condition. The Company believes that, with the completion of the management information project, the possibility of significant interruptions of normal operations should be reduced. In the event that any of the Company's outside vendors do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to the intent, belief or expectations of the Company and its management regarding the Company's strategies and plans for operations and growth. Other forward-looking statements relate to trends affecting the Company's financial condition and results of operations, and the Company's anticipated capital needs and expenditures.

Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of the impact of competition and competitive pricing, business conditions and growth in the industry, general and economic conditions, and other risks. Investors should review the more detailed description of these and other possible risks contained in the Company's securities filings and in the "Risk Factors" section of the prospectus included in the Registration Statement.


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the three year period ended December 31, 1998, there has been no disagreement between Tekgraf, Inc. and its accountants on any matter of accounting principles or practices or financial statement disclosure.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 11.  EXECUTIVE COMPENSATION.

The information under the heading "Executive Compensation" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 1999 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) Consolidated Financial Statements.

        Report of Independent Accountants

        Consolidated Balance Sheets

        Consolidated Statements of Operations

        Consolidated Statements of Changes in Stockholders' Equity

        Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

(a) (2) Consolidated Financial Statement Schedule for the Years Ended December 31, 1998 and 1997.

        Report of Independent Accountants on Schedule II - Valuation and Qualifying Accounts on page F-17.

        Schedule II - Valuation and Qualifying Accounts on page F-18.

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

EXHIBIT
  NO.                                DESCRIPTION OF EXHIBIT
-------                              ----------------------

2.1 Plan of Merger between Crescent Computers, Inc. and Tekgraf, Inc., dated June 20, 1997 (Filed as Exhibit 2.1 to the Company's
              Registration Statement on Form S-1, No. 333-33449, and incorporated herein by reference (the "Registration Statement")).

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

10.6          Employment Agreement dated February 26, 1998, between Tekgraf,
              Inc. and W. Jeffrey Camp. (Filed as Exhibit 10.6 to the Company's
              Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference (the "1998 Form 10-K")).

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

10.20 Lease Agreement dated March 1998 between Tekgraf, Inc. a Texas corporation and Connecticut General Life Insurance Company, (Filed as Exhibit 10.19 to the Registration Statement and incorporated herein by reference), as amended (amendment filed as Exhibit
              10.20(a) to the 1998 Form 10-K and incorporated herein by reference).

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

10.26 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, and Computer Graphics Technology, Inc., a South Carolina corporation, and its Shareholders, dated March 23, 1998. (Filed as Exhibit 10.22 to the 1998 Form 10-K and incorporated herein by reference).

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

10.29         Agreement and Plan of Merger, dated March 25, 1998, by and among
              Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a
              Georgia corporation and Martec, Inc., a California corporation, and its shareholder. (Filed as Exhibit 10.23 to the 1998 Form
              10-K and incorporated herein by reference).

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

10.32         Agreement and Plan of Merger, dated March 25, 1998, by and among
              Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a
              Georgia corporation, and New England Computer Graphics, Inc., a
              Massachusetts corporation, and its shareholders. (Filed as Exhibit
              10.24 to the 1998 Form 10-K and incorporated herein by reference.)

10.33         First Amendment to Agreement and Plan of Merger, dated March 30,
              1998, by and among Tekgraf, Inc., Tekgraf Sub III, Inc., New
              England Computer Graphics, Inc. and its Shareholders. (Filed as
              Exhibit 10.25 to the 1998 Form 10-K and incorporated herein by reference.)

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

10.38         Severance Agreement and General Release by and among Tekgraf, Inc.
              and Phillip Aginsky, dated October 23, 1998 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K on November 13, 1998 and incorporated herein by reference).

10.39 Stock Purchase Agreement and Termination Agreement by and among Tekgraf, Inc., William E. Streib, and Prisym Technologies, Inc. of Georgia, dated March 25, 1999.

11.1          Statements of Computation of Earnings Per Share

21.1          Subsidiaries

27.1          Financial Data Schedule (for SEC use only)



(b) Report Filed on Form 8-K

On November 10, 1998, the Company filed a Current Report on Form 8-K, pursuant to Item 5 thereof, concerning the resignation of Phillip C. Aginsky pursuant to a Severance Agreement and General Release executed by Mr. Aginsky and the Company, the appointment of William M. Rychel as interim Chief Executive Officer of the Company, the resignations of certain other persons from the Board and the appointment of an additional director to the Board, all in connection with the Severance Agreement.


                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 31st DAY OF MARCH, 1999.


Tekgraf, Inc.
(Registrant)                                By:/s/ William M. Rychel
                                               ---------------------
                                                   William M. Rychel
                                               Principal Executive Officer


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

         SIGNATURE                                Title                                       Date
         ---------                                -----                                       ----

/s/ William M. Rychel
-----------------------------       Interim Chief Executive Officer,                    March 31, 1999
    William M. Rychel                President and Director


/s/ W. Jeffrey Camp
-----------------------------       Chief Financial Officer                             March 31, 1999
    W. Jeffrey Camp                  (duly authorized principal
                                     financial and accounting
                                     officer) and Director

/s/ Albert E. Sisto
-----------------------------       Director                                            March 31, 1999
    Albert E. Sisto

/s/ Frank X. Dalton, Jr.
-----------------------------       Director                                            March 31, 1999
    Frank X. Dalton, Jr.

                                  Tekgraf, Inc.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                      Financial Statements of Tekgraf, Inc.


Report of Independent Accountants ........................      F-2

Consolidated Balance Sheets ..............................      F-3

Consolidated Statements of Operations ....................      F-4

Consolidated Statements of Changes in Stockholders' Equity      F-5

Consolidated Statements of Cash Flows ....................      F-6

Notes to Consolidated Financial Statements ...............      F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Tekgraf, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tekgraf, Inc. at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                             PricewaterhouseCoopers LLP

Atlanta, Georgia
February 25, 1999 (except as to Note 15, for which the date is March 25, 1999)

                                  TEKGRAF, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                              DECEMBER 31,
                                                                                    -------------------------------
                                                                                         1998               1997
                                     ASSETS
Current assets:
   Cash and cash equivalents                                                         $ 1,702,848        $ 8,600,339
   Accounts receivable, less allowance for doubtful accounts of $520,000
      and $205,000 at December 31, 1998 and 1997, respectively                        16,626,730          9,217,843
   Inventories, net                                                                    7,718,337          4,700,615
   Prepaid expenses and other assets                                                     872,945            368,770
   Deferred income taxes                                                                 298,273             62,832
                                                                                     -----------        -----------
          Total current assets                                                        27,219,133         22,950,399
                                                                                     -----------        -----------
Property and equipment, net                                                              824,664            344,703
Goodwill, net                                                                          9,009,941          6,555,773
Other assets                                                                             101,863             52,633
Deferred income taxes                                                                                        48,840
                                                                                     -----------        -----------
          Total assets                                                               $37,155,601        $29,952,348
                                                                                     ===========        ===========

                                   LIABILITIES

Current liabilities:
   Current debt                                                                      $   719,898        $    23,474
   Accounts payable                                                                   12,868,281          8,345,388
   Accrued expenses                                                                    1,502,859            928,121
   Income taxes payable                                                                  306,871             70,100
   Due to acquisition stockholders                                                                          180,289
   Notes payable, stockholders                                                                               90,000
   Due to stockholders and related entities                                                                 246,956
                                                                                     -----------        -----------
          Total current liabilities                                                   15,397,909          9,884,328
                                                                                     -----------        -----------

Debt, less current maturities                                                                               12,788
Deferred income taxes                                                                     95,986
                                                                                     -----------        -----------
          Total liabilities                                                           15,493,895          9,897,116
                                                                                     -----------        -----------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY

Class A Common Stock $.001 par value, 31,666,667 shares authorized;
   3,169,165 and 2,100,000 shares issued and outstanding at
   December 31, 1998 and 1997, respectively                                                3,169              2,100

Class B Common Stock, $.001 par value, 3,333,333 shares authorized;
   3,159,166 and 3,333,333 shares issued and outstanding at
   December 31, 1998 and 1997, respectively                                                3,159              3,333

Preferred Stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 1998 and 1997
Due from acquisition stockholders                                                       (608,288)          (149,863)
Additional paid-in capital                                                            22,556,865         20,584,028
Retained earnings (deficit)                                                             (293,199)          (384,366)
                                                                                     -----------        -----------

          Total stockholders' equity                                                  21,661,706         20,055,232
                                                                                     -----------        -----------

          Total liabilities and stockholders' equity                                 $37,155,601        $29,952,348
                                                                                     ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        YEARS ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                               1998              1997               1996
Net sales                                                  $99,046,966       $48,732,391        $13,414,131
Cost of goods sold                                          83,621,310        41,249,611         10,951,551
                                                           -----------       -----------        -----------

          Gross profit                                      15,425,656         7,482,780          2,462,580

Operating expenses:
   Selling, general and administrative                      14,326,088         7,294,267          2,244,924
   Depreciation                                                223,082           124,453             16,999
   Amortization                                                609,783           265,263
                                                           -----------       -----------        -----------



          Income (loss) from operations                        266,703          (201,203)           200,657

Other income                                                   348,442            68,333             14,916
Interest expense                                                36,978           301,453            159,500
                                                           -----------       -----------        -----------

          Income (loss) before provision (benefit)
            for income taxes                                   578,167          (434,323)            56,073

Provision (benefit) for income taxes                           487,000           (40,986)            13,000
                                                           -----------       -----------        -----------


          Net income (loss)                                $    91,167       $  (393,337)       $    43,073
                                                           ===========       ===========        ===========

Basic and diluted weighted average shares outstanding        5,889,459         2,581,441          1,084,266
                                                           ===========       ===========        ===========


Basic and diluted net income (loss) per share              $       .02       $      (.15)       $       .04
                                                           ===========       ===========        ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                     NUMBER     CLASS A    NUMBER     CLASS B      DUE       ADDITIONAL    RETAINED
                                   OF SHARES    COMMON    OF SHARES   COMMON    FROM STOCK-    PAID-IN     EARNINGS
                                    CLASS A      STOCK     CLASS B     STOCK      HOLDERS      CAPITAL     (DEFICIT)       TOTAL
                                   ---------    ------    ---------    ------   -----------  -----------  -----------   -----------
Balances, January 1,1996                                  1,141,333    $1,141                             $   (34,102)  $   (32,961)

   Net Income                                                                                                  43,073        43,073
                                   ---------    ------    ---------    ------    ---------   -----------  -----------   -----------

Balances, December 31, 1996                               1,141,333     1,141                                   8,971        10,112

   Issuance of stock for
     acquisitions                                         2,192,000     2,192                $ 9,170,866                  9,173,058


   Due from acquisition
     stockholders                                                                $(149,863)      149,863                         --

   Contribution from
     pre-acquisition
     stockholders                                                                                870,000                    870,000

   Common stock issued             2,100,000    $2,100                                        10,393,299                 10,395,399

   Net loss                                                                                                  (393,337)     (393,337)
                                   ---------    ------    ---------    ------    ---------   -----------  -----------   -----------
Balances, December 31, 1997        2,100,000     2,100    3,333,333     3,333     (149,863)   20,584,028     (384,366)   20,055,232

   Issuance of stock for
     acquisitions                    894,998       895                                         1,972,837                  1,973,732

   Due from acquisition
     stockholders, net                                                            (458,425)                                (458,425)

   Conversion of Class B Common
     Stock to Class A Common                                                                                                     --
     Stock                           174,167       174     (174,167)     (174)

   Net income                                                                                                  91,167        91,167
                                   ---------    ------    ---------    ------    ---------   -----------  -----------   -----------

Balances, December 31, 1998        3,169,165    $3,169    3,159,166    $3,159    $(608,288)  $22,556,865  $  (293,199)  $21,661,706
                                   =========    ======    =========    ======    =========   ===========  ===========   ===========


The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             YEARS ENDED DECEMBER 31,
                                                                    -----------------------------------------
                                                                        1998            1997           1996
   Cash flows from operating activities:
      Net income (loss)                                             $    91,167    $   (393,337)   $   43,073
      Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
           Depreciation                                                 223,082         124,454        16,999
           Provision/writedown of inventory                             169,425         237,275
           Amortization                                                 609,783         265,263
           Provision for doubtful accounts receivable                   457,210         149,170        18,000
           Deferred income taxes                                       (132,666)       (111,372)        8,900
           Changes in net assets and liabilities, net of
             the effects of the acquisitions:
               Accounts receivable                                   (3,394,547)       (956,268)     (256,507)
               Inventories                                             (911,968)       (501,897)      (86,745)
               Other assets                                            (381,865)        114,455       (45,897)
               Accounts payable and accrued expenses                     18,295       2,591,941        99,025
               Income taxes payable                                     123,208          66,000         4,100
                                                                    -----------    ------------    ----------
                  Total adjustments                                  (3,220,043)      1,979,021      (242,125)
                                                                    -----------    ------------    ----------
                  Net cash provided by (used in) operating
                     activities                                      (3,128,876)      1,585,684      (199,052)
                                                                    -----------    ------------    ----------


   Cash flows from investing activities:
      Cash acquired from acquisitions, net of acquisition
         costs of $88,677                                                               371,585
      Cash paid for acquisitions, including overdraft acquired       (1,798,166)
      Payments for purchase of property and equipment                  (540,760)        (59,082)      (69,042)
                                                                    -----------    ------------    ----------

                  Net cash provided by (used in) investing
                     activities                                      (2,338,926)        312,503       (69,042)
                                                                    -----------    ------------    ----------

   Cash flows from financing activities:
      Advance from stockholders and related entities                                     37,862     1,115,957
      Repayment of advances from stockholders and
         related entities                                              (246,956)     (2,039,000)     (520,657)

      Repayment of stockholder notes payable                                           (125,000)
      Repayments on lines of credit, net                                             (2,018,036)
      Proceeds, net, from credit facility                               707,152

      Repayment of debt                                                 (23,516)

      Payment to stockholders for excess net asset values              (249,518)     (1,050,000)

      Payments from stockholders for deficient net asset values         177,742

      Repayment of acquired companies' loans                         (1,984,322)

      Proceeds from acquired companies' line of credit facilities       246,359

      Capital contribution from stockholders                                            870,000
      Payment of stock issuance costs                                   (56,630)       (923,701)

      Proceeds from issuance of common stock, net of
         underwriting discounts                                                      11,317,000
                                                                    -----------    ------------    ----------
                  Net cash provided by (used in) financing
                     activities                                      (1,429,689)      6,069,125       595,300
                                                                    -----------    ------------    ----------


   Increase (decrease) in cash and cash equivalents                  (6,897,491)      7,967,312       327,206

   Cash and cash equivalents, beginning of year                       8,600,339         633,027       305,821
                                                                    -----------    ------------    ----------
   Cash and cash equivalents, end of year                           $ 1,702,848    $  8,600,339    $  633,027
                                                                    ===========    ============    ==========



 Supplemental disclosure of cash flow information:

    Cash paid during the year for interest                         $     24,217   $    301,453    $  159,500
                                                                   ============   ============    ==========

    Cash paid during the year for income taxes                     $    594,278   $      4,386    $      --
                                                                   ============   ============    ==========


The accompanying notes are an integral part of these financial statements.

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       ORGANIZATION, BASIS OF PRESENTATION, AND NATURE OF OPERATIONS

         ORGANIZATION

         The consolidated financial statements of Tekgraf, Inc. (the "Company") as of December 31, 1998 include the accounts of six computer graphics distributing companies which were acquired on June 2, 1997 (the "1997 Acquisitions), three computer graphics distributing companies acquired in April and May 1998 (the "1998 Acquisitions") and Prisym Technologies, Inc. of Georgia ("Prisym"), a 60% owned subsidiary. The 1998 and 1997 acquisitions were recorded under the purchase method of accounting, and accordingly their results of operations are included in the consolidated statements of operations since their date of acquisition. Minority interest, if any, represents the minority stockholder's proportionate share of the equity in Prisym, and due to immateriality, has not been presented as a separate line item in the consolidated statements of operations. All significant intercompany balances, transactions, and profits have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 1998 presentation.

         BASIS OF PRESENTATION

         The consolidated financial statements are prepared on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 1998 and 1997 and reported amounts of revenues and expenses for each of the three years in the period ended December 31, 1998. Significant estimates include primarily those made for the allowance for doubtful accounts, reserves for obsolete and slow-moving inventory and the economic life of goodwill. Actual results could differ from those estimates made by management.

         NATURE OF OPERATIONS

         The computer graphics distributing companies acquired during 1998 and 1997 are located throughout the United States and distribute and market a broad array of complex computer graphics hardware and software. Products are sold primarily to value added resellers and vertical solutions providers.

         The Company is also a manufacturer, integrator and distributor of premium personal computers, workstations, and internet/intranet servers. Products are sold either directly or through distributors. Prisym markets workstations, printers, mass storage, components and peripherals of a major U.S. manufacturer.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Inherent in the accompanying consolidated financial statements are certain risks and uncertainties. These risks and uncertainties include, but are not limited to the impact of competitive products, competition, available sources of supply and various technologies related risks.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

         INVENTORIES

         Inventories are stated at the lower of cost (determined principally by the first-in, first-out method, which approximates average cost) or market. The Company maintains a reserve for its estimate of excess, obsolete and damaged goods. In most instances, the Company receives warranties on its products from its vendors which are at least equivalent to those it provides to its customers.

                                  TEKGRAF, INC.

         PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which generally range from 3 to 7 years. Amounts expended for maintenance and repairs are charged to expense as incurred. Upon disposition, both the related cost and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to operations.

         GOODWILL

         Goodwill is amortized over its estimated economic life or period of future benefit. The Company is currently amortizing goodwill, on a straight-line basis over 15 years. This estimated life is a composite of many factors that are subject to change because of the nature of the Company's operations. This is particularly true because goodwill reflects value attributable to the going concern nature of acquired businesses, the stability of their operations, market presence and reputation. Accordingly, at each reporting period, the Company evaluates the continued appropriateness of this life and recoverability of the carrying value of the goodwill based upon current and future levels of income and undiscounted cash flows as well as the latest available economic factors and circumstances. Impairment of value, if any, is recognized in the period in which it is determined. Management of the Company does not believe that there are facts or circumstances to indicate impairment of goodwill at December 31, 1998.

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

3.       ACQUISITIONS

         In April and May of 1998, the Company completed the 1998 Acquisitions of three regional computer graphics wholesale distributor companies. The acquisition agreements provided, in exchange for 100% of the outstanding common stock of the three companies, for the issuance of an aggregate of 894,998 unregistered Class A common stock shares of the Company and payment of $1,415,000 in cash, in

                                  TEKGRAF, INC.

         connection with these acquisitions, subject to adjustment in the event that warranted earnings levels and warranted net asset values are either not met or exceeded.

         The purchase prices for the 1998 Acquisitions are subject to adjustment based on certain net asset value and profitability guarantees. Accordingly, a total of $325,000 of the cash consideration and 192,251 of the unregistered shares of Class A Common Stock issued in consideration in the 1998 Acquisitions were placed in escrow to secure these guarantees. In addition to these escrowed amounts, 192,250 of the shares issued as consideration was placed in escrow to secure the various representations, warranties and other indemnifiable provisions of the respective agreements.

         On June 2, 1997, the Company completed the 1997 Acquisitions of 100% of the outstanding common stock of five regional computer graphics distributors in exchange for the issuance of 2,192,000 shares of Class B Common Stock. Each stockholder deposited 40% of his shares in escrow to cover potential claims for indemnification under the stock purchase agreements for liabilities resulting from the breach of any representation, warranty, covenant or agreement contained in the Agreements.

         The 1998 and 1997 Acquisitions were recorded under the purchase method of accounting. The purchase prices have been allocated to assets acquired and liabilities assumed based on the fair market value of the Company's common stock. The fair value of assets acquired and liabilities assumed, after giving effect to the excess and deficit net asset value, is as follows:

                                                            1998             1997
                                                        Acquisitions     Acquisitions
         Cash paid in connection with acquisitions      $ 1,415,000
         Fair value of stock issued and other
           acquisition costs                              2,242,362      $  9,574,214
         Fair value of liabilities assumed                6,711,314         9,411,676
         Fair value of tangible and identifiable
           assets acquired                               (7,494,398)      (11,993,284)
                                                        -----------      ------------
                 Goodwill                               $ 2,874,278      $  6,992,606
                                                        ===========      ============

         The following unaudited pro forma summary combines the consolidated results of the Company and the 1998 Acquisitions and the 1997 Acquisitions as if the acquisitions had occurred as of January 1, 1997. The pro forma summary also gives effect, for the 1997 Acquisitions, to certain adjustments, including the elimination of expenses related to affiliated entities of the 1997 Acquisitions which were not acquired by the Company, adjustments in compensation levels that have been contractually agreed to, elimination of amortization related to negative goodwill, elimination of the pro rata interest expense incurred on capital to be contributed by the pre-acquisition stockholders of the Company, related income tax effects, elimination of transactions between the acquired entities, and amortization of intangible assets. The year ended December 31, 1997 amounts include a pro forma adjustment to eliminate the effect of certain 1997 inventory purchase accounting adjustments. In addition, the earnings per share amounts give effect to the acquisitions, subsequent recapitalization and the weighted average shares outstanding exclude 166,667 of escrow shares. The pro forma summary does not purport to represent what the Company's results of operations would actually have been if such transaction in fact had occurred as of January 1, 1997 or to project the Company's results of operations for any future period.

                                                                         FOR THE YEAR ENDED
                                                                              DECEMBER 31,
                                                                    ------------------------------
                                                                        1998              1997
                                                                     (unaudited)       (unaudited)
         Net sales                                                  $107,200,090      $ 95,196,460
         Gross profit                                                 16,684,634        15,508,159
         Income from operations                                          108,292         1,606,256
         Income before taxes                                             445,143         1,324,459
         Net income                                                        8,692           626,985
         Basic and diluted income per share                                   --               .10
         Weighted average shares outstanding                           6,161,664         6,161,664

                                  TEKGRAF, INC.

4.       INVENTORIES

         Inventories, net of reserves, at December 31, 1998 and 1997 consist of the following:

                                     1998            1997

         Component materials      $  333,333      $  661,770
         Finished goods            7,385,004       4,038,845
                                  ----------      ----------

                                  $7,718,337      $4,700,615
                                  ==========      ==========


5.       PROPERTY AND EQUIPMENT, NET

         Property and equipment, net of accumulated depreciation, at December 31, 1998 and 1997, consists of the following:

                                                1998             1997
         Furniture and fixtures              $  280,131       $ 188,132
         Computer equipment                     834,285         262,204
         Automobiles                            101,796          81,586
                                             ----------       ---------
                                              1,216,212         531,922
         Less: accumulated depreciation        (391,548)       (187,219)
                                             ----------       ---------

                                             $  824,664       $ 344,703
                                             ==========       =========

6.       GOODWILL

         Goodwill, net of accumulated amortization, at December 31, 1998 and 1997 consists of the following:

                                          1998             1997
         Goodwill                      $9,866,884       $6,821,036
         Accumulated amortization        (856,943)        (265,263)
                                       ----------       ----------

                                       $9,009,941       $6,555,773
                                       ==========       ==========

7.       CURRENT DEBT

         In July 1998, the Company entered into a Loan and Security Agreement (the "Agreement"), which expires on June 30, 2001, with a bank that provides for an outstanding principal amount of $7.5 million. Outstanding advances under the Agreement bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 2.75%, that corresponds to a range of the Company's debt to net worth ratio from 1:1 to 2:1. Pursuant to the terms of the Agreement, the Company has pledged accounts receivables, inventory and equipment as collateral. During the year ended December 31, 1998, the Company borrowed and repaid approximately $3.3 million and $2.6 million, respectively, under this credit facility. As of December 31, 1998, the Company has an outstanding balance of $707,152 under the credit facility.

         In accordance with the Agreement, the Company is required to maintain certain financial covenants, which specifically include a modified current ratio, a debt to equity ratio and a fixed charge coverage ratio.

                                  TEKGRAF, INC.

8.       INCOME TAXES

         The provision (benefit) for income taxes for the years ended December 31, 1998, 1997 and 1996 is as follows:

          1998           FEDERAL         STATE           TOTAL
         Current       $ 521,978       $ 97,688       $ 619,666
         Deferred       (122,053)       (10,613)       (132,666)
                       ---------       --------       ---------

                       $ 399,925       $ 87,075       $ 487,000
                       =========       ========       =========

         1997
         Current       $  59,261       $ 11,125       $  70,386
         Deferred       (108,031)        (3,341)       (111,372)
                       ---------       --------       ---------

                       $ (48,770)      $  7,784       $ (40,986)
                       =========       ========       =========

         1996
         Current       $   3,567       $    533       $   4,100
         Deferred          7,654          1,246           8,900
                       ---------       --------       ---------
                       $  11,221       $  1,779       $  13,000
                       =========       ========       =========


         A reconciliation of federal statutory and effective income tax rates is as follows:

                                                           1998         1997          1996
         Statutory U.S. federal income tax rate            34.0%       (34.0)%        15.0%
         Effect of:
         State income taxes, net of federal benefit         5.7          2.4           5.0
         Nondeductible goodwill amortization               35.9         20.8
         Nondeductible meals and entertainment              1.5          3.9           1.5
         Other, net                                         7.1         (2.5)          1.5
                                                           ----         ----          ----

         Effective income tax rate                         84.2%        (9.4)%        23.0%
                                                           ====         ====          ====

         Benefits of approximately $15,000 in net operating loss carryforwards were recognized in 1997.

         An analysis of the deferred income tax assets and liabilities at December 31, 1998 and 1997 is as follows:

                                                                          1998            1997
         Current deferred income tax assets:
            Accounts receivable                                        $ 197,600       $  36,885
            Inventory                                                     98,800          25,947
            Other                                                         47,946
                                                                       ---------       ---------
                 Total current deferred income tax assets                344,346          62,832

         Current deferred income tax liabilities:
            Section 475 adjustment                                       (46,073)
                                                                       ---------       ---------
            Current deferred income tax asset, net                     $ 298,273       $  62,832
                                                                       =========       =========
         Noncurrent deferred income tax assets:
            Other                                                      $  46,033       $  48,840
         Noncurrent deferred income tax liabilities:
            Section 475 adjustment                                      (138,219)
            Other                                                         (3,800)
                                                                       ---------       ---------
                 Total noncurrent deferred income tax liabilities       (142,019)             --
                                                                       ---------       ---------
            Noncurrent deferred income tax asset (liability), net      $ (95,986)      $  48,840
                                                                       =========       =========

                                  TEKGRAF, INC.

         Management believes that realization of the deferred tax assets is more likely than not due to taxable income available in carryback periods.

9.       COMMITMENTS AND CONTINGENCIES

         OPERATING LEASE

         The Company leases office space under various operating leases expiring through 2002. At December 31, 1998, minimum rentals due under these leases were as follows:

         1999                                        $  687,873
         2000                                           428,393
         2001                                           246,221
         2002                                            19,395
                                                     ----------
                                                     $1,381,882

         Rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $714,000, $323,000 and $60,000 respectively.

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

10.      CAPITAL STRUCTURE

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

         REDEEMABLE WARRANTS

         Each Redeemable Warrant entitles the registered holder to purchase one share of Class A Common Stock at an exercise price of $8.40 at any time until the fifth anniversary of the date of issue. Beginning on the first anniversary of the date of issue, the Redeemable Warrants are redeemable by the Company on 30 days written notice and at a redemption price of $.05 per Redeemable Warrant if the closing price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $11.75 per share. All Redeemable Warrants must be redeemed if any are redeemed. The Company has reserved from its authorized but unissued shares a sufficient number of shares of Class A Common Stock for issuance upon the exercise of the

                                  TEKGRAF, INC.

         Redeemable Warrants. The Redeemable Warrants do not contain any voting or other rights of a stockholder of the Company.

         CLASS B COMMON STOCK

         On May 1, 1997 the Company increased the outstanding shares from 100 to 3,424 by declaring a 34.24-for-1 stock split of the Company's common stock (par value of $1.00). On June 2, 1997, the Company declared a 400-for-1 stock split of the Company's common stock pursuant to which all of the Company's outstanding common stock was exchanged for 4,000,000 shares of Class B Common Stock with a par value of $.001. During October 1997, the Company effected a .83333325-for-1 reverse stock split pursuant to which the outstanding shares of Class B Common Stock were exchanged for 3,333,333 shares of Class B Common Stock. Each share of Class B Common Stock is entitled to five votes on all matters on which stockholders may vote, including the election of directors. Each share of Class B Common Stock is automatically converted into one share of Class A Common Stock upon (i) its sale, gift of transfer, except in the case of a transfer to a trust for which the original holder acts as sole trustee or to any other holder of Class B Common Stock, (ii) the death of the original holder thereof, including in the case of the original holder having transferred the Class B common Stock to a trust for which the original holder served as trustee during his or her lifetime, or (iii) the conversion of an aggregate of 75% of the authorized shares of Class B Common Stock.

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

11.      STOCK OPTION PLAN

         During August 1997, the Company's Board of Directors and stockholders approved the 1997 Stock Option Plan (the "Plan") covering 300,000 shares of the Company's Class A Common Stock which may be granted to employees, officers, directors, and consultants or advisers to the Company. Options granted under the Plan may be either (i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options. Incentive options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the stock on the date of grant, except that the term of an incentive option granted under the Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the stock on the date of grant. In addition, to the extent that the aggregate fair market value, as of the date of grant, of the stock for which incentive options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a non-qualified option. The Plan, which expires in August 2007, is administered by the Company's Board of Directors. The Company granted an employee 15,000 stock options during November 1997. These options were terminated on March 1,

                                  TEKGRAF, INC.

         1998, pursuant to a right granted to the Company in the option agreements. On March 1, 1998, the Company granted an officer options to purchase 45,000 shares of the Company's Class A Common Stock, at an exercise price of $3.00 per share. On December 16, 1998, the Company granted various employees options to purchase 212,500 shares of the Company's Class A Common Stock, at an exercise price of $3.00 per share. No stock options were exercisable at December 31, 1997, and 15,000 stock options were exercisable at December 31, 1998.

         The Company has 42,500 shares available for future grant at December 31, 1998.

         The Company applies APB Opinion No. 25 ("APB 25") and related Interpretations in accounting for the Plan. The Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock-Based Compensation" ("FAS 123") changing the methods for recognition of cost on plans similar to those of the Company. Adoption of the accounting provisions of FAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under FAS 123 are required.

         The weighted average fair value of stock options granted during 1998 was $233,425. Had compensation cost for the Plan been determined on a fair value basis in accordance with the provisions of FAS 123, the Company's net income (loss) for the years ended December 31, 1998 and 1997, would have been as follows:

                                                1998          1997
         Net income (loss) - as reported      $91,167      $(393,337)
         Net income (loss) - proforma         $43,469      $(393,337)

         The amount of the proforma charge has been determined using the Black-Scholes model, as permitted by FAS 123. For purposes of the calculation, management used a risk free rate of return, a projected volatility rate of 92.4%, a dividend yield of 0% and an expected life of 3.5 years and 4 years for the March 1, 1998 and December 16, 1998 grants, respectively.

12.      NET INCOME (LOSS) PER COMMON SHARE

         In February 1997, the Financial Accounting Standard Board issued Statement No. 128 ("FAS 128"). This statement establishes standards for computing and presenting earnings per share ("EPS"). Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. FAS 128 requires restatement of all prior-period EPS data.

         Potential common stock is in the form of stock options and warrants which do not have an effect on the 1998 and 1997 diluted net income
         (loss) per common share calculations. The following table presents information necessary to calculate basic and diluted EPS for the years ended December 31, 1998, 1997 and 1996:

                                                     1998             1997             1996
         Weighted average shares outstanding       6,056,126        2,702,166        1,141,333
         Escrow shares                              (166,667)        (120,725)         (57,067)
                                                  ----------       ----------       ----------
                                                   5,889,459        2,581,441        1,084,266
                                                  ==========       ==========       ==========

                                  TEKGRAF, INC.

13.      RELATED PARTY TRANSACTIONS

         Included in the due to stockholder and related entities at December 31, 1997 were advances from the Company's majority stockholder of $137,314 and advances from other stockholders of $109,642. During the years ended December 31, 1997 and 1996, the Company recognized interest expense on the advances from the majority stockholder of approximately $177,000, and $160,000, respectively. The advances from the majority stockholders bore interest at 8%. The advances from other stockholders did not bear interest. All advances from stockholders were due on demand.

14.      SEGMENT INFORMATION

         The Company's operations are classified into two business units: graphics and technology. These business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made.

                                                        1998               1997               1996
         Net sales:
           Graphics                                 $84,437,910        $33,511,680        $        --
           Technology                                14,609,056         15,220,711         13,414,131
                                                    -----------        -----------        -----------

                 Total net sales                    $99,046,966        $48,732,391        $13,414,131
                                                    ===========        ===========        ===========
         Operating income (loss):
           Graphics                                 $ 1,836,948        $   449,446        $        --
           Technology                                    90,502           (225,862)           200,657
           Corporate                                 (1,660,747)          (424,787)                --
                                                    -----------        -----------        -----------

                 Total operating income (loss)      $   266,703        $  (201,203)       $   200,657
                                                    ===========        ===========        ===========
         Identifiable assets:
           Graphics                                 $21,602,409        $17,668,748        $        --
           Technology                                 2,075,272          2,096,920          3,007,109
           Corporate                                 13,477,920         10,186,680                 --
                                                    -----------        -----------        -----------

                 Total identifiable assets          $37,155,601        $29,952,348        $ 3,007,109
                                                    ===========        ===========        ===========

         Corporate operating income (loss) includes overhead and special charges related to the consolidated Company.

15.      SUBSEQUENT EVENTS

         On February 25, 1999, the Company signed a letter of intent with CalComp Technology, Inc. ("Calcomp"), a leading provider of wide-format printers and other products, to enter into negotiations for a definitive agreement whereby the Company will acquire Calcomp's U.S. and Canadian service businesses and worldwide parts business and will assume certain liabilities relating to those businesses. The closing of the proposed transaction is subject to the receipt of all necessary approvals.

         On March 25, 1999, the Company sold its ownership interest in Prisym Technologies, Inc. of Georgia, its 60%-owned subsidiary, to the other shareholder of Prisym. The Company no longer has any interest in Prisym.

                                  TEKGRAF, INC.

16.      CONSOLIDATED CONDENSED QUARTERLY INFORMATION (UNAUDITED)

         Selected unaudited financial information for each of the four quarters in the years ended December 31, 1998 and 1997 are as follows:

                                                                                               WEIGHTED
                                                                        NET INCOME          AVERAGE SHARES
                                                         NET              (LOSS)              OUTSTANDING
                             NET          GROSS         INCOME           PER SHARE             BASIC AND
     1998                   SALES         PROFIT        (LOSS)       BASIC AND DILUTED          DILUTED
     First              $ 16,871,281   $ 2,830,125   $   94,225            $ 0.02             5,266,666
     Second               27,505,230     4,248,820      209,662              0.04             5,955,016
     Third                26,323,407     3,975,539     (267,664)            (0.04)            6,161,664
     Fourth               28,347,048     4,371,172       54,944              0.01             6,161,664
                        ------------   -----------   ----------

           Total        $ 99,046,966   $15,425,656   $   91,167            $ 0.02             5,889,459
                        ============   ===========   ==========


     1997

     First              $  3,130,610   $   611,138   $  109,610            $ 0.10             1,084,266
     Second                9,321,271     1,234,430       28,245              0.02             1,725,004
     Third                18,536,085     3,009,566      191,966              0.06             3,166,666
     Fourth               17,744,425     2,627,646     (723,158)(1)         (0.17)            4,307,970
                        ------------   -----------   ----------

           Total        $ 48,732,391   $ 7,482,780   $ (393,337)           $(0.15)            2,581,441
                        ============   ===========   ==========

(1) The net loss in the fourth quarter of 1997 was primarily attributable to decreased sales and additional selling, general and administrative expenses incurred in the fourth quarter, including costs associated with operating as a public company.

         Basic net income (loss) per share was the same as diluted net income
         (loss) per share in each period presented above.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Tekgraf, Inc.

Our audits of the consolidated financial statements of Tekgraf, Inc. referred to in our report dated February 25, 1999 appearing in this Form 10-K also included an audit of the financial statement schedule listed in the index in this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                     PricewaterhouseCoopers LLP


Atlanta, Georgia
February 25, 1999

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                           BALANCE AT      CHARGED TO           DEDUCTIONS           BALANCE
                                           BEGINNING       COSTS AND               AND               AT END
            DESCRIPTION                    OF YEAR          EXPENSES         RECLASSIFICATIONS       OF YEAR
   1998
   Allowance for doubtful accounts         $ 205,000       $ 457,210            $(142,210)          $ 520,000
                                           =========       =========            ==========          =========

   1997
   Allowance for doubtful accounts         $ 140,000       $ 149,170            $(84,170)           $ 205,000
                                           =========       =========            =========           =========

                                  Tekgraf, Inc.

                                Index of Exhibits

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

10.6     Employment Agreement dated February 26, 1998, between Tekgraf, Inc. and
         W. Jeffrey Camp. (Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference (the "1998 Form 10-K")).

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

10.14    [Intentionally omitted].

Exhibit
Number            Description
10.15    Lease Agreement dated September 4, 1993 between Crescent Computers,
         Inc. and TCW Realty Fund II (Filed as Exhibit 10.14 to the Registration
         Statement and incorporated herein by reference).

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

10.20 Lease Agreement dated March 1998 between Tekgraf, Inc. a Texas corporation and Connecticut General Life Insurance Company, (Filed as
         Exhibit 10.19 to the Registration Statement and incorporated herein by reference), as amended (amendment filed as Exhibit 10.20(a) to the 1998
         Form 10-K and incorporated herein by reference).

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

10.26 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, and Computer
         Graphics Technology, Inc., a South Carolina corporation, and its
         Shareholders, dated March 23, 1998. (Filed as Exhibit 10.22 to the 1998
         Form 10-K and incorporated herein by reference).

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

10.29    Agreement and Plan of Merger, dated March 25, 1998, by and among
         Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation and Martec, Inc., a California corporation, and its shareholder. (Filed as Exhibit 10.23 to the 1998 Form 10-K and incorporated herein by reference).

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

10.32    Agreement and Plan of Merger, dated March 25, 1998, by and among
         Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, and New England Computer Graphics, Inc., a Massachusetts

Exhibit
Number            Description
         corporation, and its shareholders. (Filed as Exhibit 10.24 to the 1998
         Form 10-K and incorporated herein by reference).

10.33 First Amendment to Agreement and Plan of Merger, dated March 30, 1998, by and among Tekgraf, Inc., Tekgraf Sub III, Inc., New England Computer
         Graphics, Inc. and its Shareholders. (Filed as Exhibit 10.25 to the
         1998 Form 10-K and incorporated herein by reference.)

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

10.38    Severance Agreement and General Release by and among Tekgraf, Inc. and
         Phillip Aginsky, dated October 23, 1998 (filed as Exhibit 10.1 to the
         Company's Current Report on Form 8-K on November 13, 1998 and incorporated herein by reference).

10.39    Stock Purchase Agreement and Termination Agreement by and among
         Tekgraf, Inc., William E. Streib, and Prisym Technologies, Inc. of
         Georgia, dated March 25, 1999.

11.1     Statements of Computation of Earnings Per Share.

21.1     Subsidiaries

27.1     Financial Data Schedule (for SEC use only).