Form 10-Q
period 1999-03-31
TEKGRAF INC
filed 1999-05-17
CIK 1044167

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1999.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the period from _______ to ________.


                          Commission File No. 0-23221

                          ---------------------------

                                 TEKGRAF, INC.
                                 -------------
             (Exact Name of Registrant as Specified in its Charter)


           Georgia                                    58-2033795
           -------                                    ----------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or organization)

    645 Hembree Parkway, Suite J, Roswell, Georgia              30076
    ----------------------------------------------              -----
       (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code:  (770) 442-6060

   Former Address: 6000 Lake Forrest Drive, Suite 110, Atlanta, Georgia 30328
   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                        if changed since last report):

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                          Yes:  X     No:
                              -----       -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

           Class                                    Outstanding at May 14, 1999
           -----                                    ---------------------------

           Class A Common Stock, $.001 par value    3,169,165 shares

           Class B Common Stock, $.001 par value    3,159,166 shares

                                 TEKGRAF, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                               TABLE OF CONTENTS



                                                                                                      Page
                                                                                                      ----

PART I.    FINANCIAL INFORMATION

           Item 1.  Consolidated Financial Statements:

                    Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998............   1

                    Consolidated Statements of Operations for the three months ended
                      March 31, 1999 and 1998  .......................................................   3

                    Consolidated Statements of Cash Flows for the three months ended
                      March 31, 1999 and 1998  .......................................................   4

                    Notes to Consolidated Financial Statements .......................................   5

           Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations ......................................................   7

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......................  11

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings.................................................................  11

           Item 6.  Exhibits and Reports on Form 8-K .................................................  12

SIGNATURES ...........................................................................................  13

INDEX OF EXHIBITS ....................................................................................  14

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS


Tekgraf, Inc.
Consolidated Balance Sheets


                                                                    March 31,    December 31,
                                                                      1999          1998
                                                                      ----          ----
                                                                  (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                          $ 3,425,018   $ 1,702,848
Accounts receivable, less allowance for doubtful accounts           14,565,746    16,626,730
   of $620,000 and $520,000 at March 31, 1999
   and December 31, 1998, respectively
Inventories, net                                                     8,440,001     7,718,337
Prepaid expenses and other assets                                      723,949       872,945
Deferred income taxes                                                  358,373       298,273

                                                                   -----------   -----------

Total current assets                                                27,513,087    27,219,133

                                                                   -----------   -----------

Property and equipment, net                                            912,251       824,664
Goodwill, net                                                        8,875,720     9,009,941
Other assets                                                            83,245       101,863
                                                                   -----------   -----------
Total assets                                                       $37,384,303   $37,155,601
                                                                   ===========   ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

Tekgraf, Inc.
Consolidated Balance Sheets, Continued


                                                                      March 31,       December 31,
                                                                        1999             1998
                                                                        ----             ----
                                                                     (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current debt                                                                          $   719,898
Accounts payable                                                     $13,869,518       12,868,281
Accrued expenses                                                       1,281,174        1,502,859
Income taxes payable                                                      60,528          306,871

                                                                     -----------      -----------

Total current liabilities                                             15,211,220       15,397,909

                                                                     -----------      -----------

Deferred income taxes                                                     95,986           95,986

                                                                     -----------      -----------

Total liabilities                                                     15,307,206       15,493,895

                                                                     -----------      -----------


Commitments and contingencies

Stockholders' equity:
Class A Common Stock, $.001 par value,                                     3,169            3,169
   31,666,667 shares authorized; 3,169,165 shares
   issued and outstanding at March 31, 1999 and
   December 31, 1998
Class B Common Stock, $.001 par value, 3,333,333                           3,159            3,159
   shares authorized; 3,159,166 shares issued and
   outstanding at March 31, 1999 and December 31, 1998
Preferred Stock, $.001 par value, 5,000,000 shares
   authorized; no shares issued at March 31, 1999 and
   December 31, 1998
Due from acquisition stockholders                                        (17,686)        (608,288)
Additional paid-in capital                                            22,556,865       22,556,865
Retained earnings (deficit)                                             (468,410)        (293,199)

                                                                     -----------      -----------

Total stockholders' equity                                            22,077,097       21,661,706

                                                                     -----------      -----------

Total liabilities and stockholders' equity                           $37,384,303      $37,155,601
                                                                     ===========      ===========


              The accompanying notes are an integral part of these
                      consolidated financial statements.

Tekgraf, Inc.
Consolidated Statements of Operations


                                                                            Three Months
                                                                           Ended March 31,
                                                                        1999             1998
                                                                        ----             ----
                                                                             (Unaudited)

Net sales                                                            $24,335,778      $16,871,281
Cost of goods sold                                                    20,450,574       14,041,156

                                                                     -----------      -----------

Gross profit                                                           3,885,204        2,830,125
Operating expenses:
   Selling, general and administrative                                 3,826,107        2,537,819
   Depreciation                                                           52,554           45,676
   Amortization                                                          161,711          120,603

                                                                     -----------      -----------

   Income (loss) from operations                                        (155,168)         126,027
Other (income)/expenses, net                                               4,367         (118,006)
Interest expense                                                          24,876            3,808

                                                                     -----------      -----------

Income (loss) before income taxes                                       (184,411)         240,225
Provision (benefit) for income taxes                                      (9,200)         146,000
                                                                     -----------      -----------

Net income (loss)                                                    $  (175,211)     $    94,225
                                                                     ===========      ===========


Basic and diluted weighted
   average shares outstanding                                          6,161,664        5,266,666
                                                                     ===========      ===========


Basic and diluted net income (loss) per share                        $     (0.03)     $       .02
                                                                     ===========      ===========


              The accompanying notes are an integral part of these
                      consolidated financial statements.

Tekgraf, Inc.
Consolidated Statements of Cash Flows


                                                                            Three Months Ended
                                                                                March 31,
                                                                          1999             1998
                                                                          ----             ----
                                                                                (Unaudited)

Cash flows from operating activities:
Net income (loss)                                                    $  (175,211)     $    94,225
Adjustments to reconcile net income (loss) to
   net cash provided by (used in) operating activities:
   Provision for doubtful accounts receivable                            100,000           16,000
   Provision/writedown of inventory                                       58,155           91,000
   Depreciation                                                           52,554           45,676
   Amortization                                                          161,711          120,603
   Gain on sale of Prisym                                                (32,000)
   Deferred taxes                                                        (60,100)         (22,060)
   Changes in assets and liabilities:
     Accounts receivable                                                 853,428         (111,426)
     Inventories                                                        (783,734)      (2,167,406)
     Prepaid expenses and other assets                                    34,696            1,586
     Accounts payable and accrued expenses                             1,195,186       (1,834,637)
     Income taxes                                                       (246,343)        (173,263)

                                                                     -----------      -----------
Total adjustments                                                      1,333,553       (4,033,927)

                                                                     -----------      -----------
Net cash provided by (used in) operating activities                    1,158,342       (3,939,702)

                                                                     -----------      -----------

Cash flows from investing activities:
Purchase of property and equipment                                      (162,112)        (102,179)
Proceeds from sale of Prisym                                             979,239

                                                                     -----------      -----------
Net cash provided by (used in) investing activities                      817,127         (102,179)

                                                                     -----------      -----------

Cash flows from financing activities:
Repayment of debt                                                       (712,561)          (7,883)
Repayment of advance from
   Stockholders and related entities                                                     (246,956)
Payments received from stockholders for deficient
    net asset values                                                     459,262

                                                                     -----------      -----------
Net cash used in financing activities                                   (253,299)        (254,839)

                                                                     -----------      -----------
Increase (decrease) in cash and cash equivalents                       1,722,170       (4,296,720)
Cash and cash equivalents, beginning of period                         1,702,848        8,600,339

                                                                     -----------      -----------

Cash and cash equivalents, end of period                             $ 3,425,018      $ 4,303,619
                                                                     ===========      ===========


              The accompanying notes are an integral part of these
                      consolidated financial statements.

Tekgraf, Inc.
Notes to Consolidated Financial Statements (Unaudited)



1.   Basis of Presentation

The accounting and reporting policies of Tekgraf, Inc. ("Tekgraf" or the "Company") conform to generally accepted accounting principles. Except for the December 31, 1998 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1999 presentation.

2.   Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period. There were no common stock equivalents during either of the periods presented. At March 31, 1999, the basic and diluted weighted average shares exclude the escrow shares and were determined as follows:

Shares outstanding from beginning of period                   6,328,331
Weighted average escrow shares                                 (166,667)
                                                              ---------
         Basic and diluted weighted average shares            6,161,664
                                                              =========

3.   1998 Acquisitions

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

The following unaudited pro forma summary combines the consolidated results of the Company as if the 1998 Acquisitions had occurred as of January 1, 1998. The pro forma summary gives no effect to any efficiencies or additional costs that might have occurred, if any, had the companies actually been combined for the entire period presented. Note also that the entities acquired previously operated as closely held businesses. The pro forma summary does not purport to represent what the Company's results of operations would have actually been if the 1998 Acquisitions had occurred as of January 1, 1998 or to project the Company's results of operations for any future period.

                                                 For the Three
                                                  Months Ended
                                                 March 31, 1998
                                                 --------------
                                                   (Unaudited)

Statement of Operations Data:

Net sales                                          $23,518,676
Gross profit                                         3,789,881
Operating loss                                         (63,331)
Income before taxes                                     85,290
Net loss                                                (8,007)
Basic and diluted loss per share                         (0.00)
Weighted average shares outstanding                  6,161,664

4.   Income Taxes

The Company's effective tax rate was (5.0)% and 60.8% for the three months ended March 31, 1999 and 1998, respectively. The difference between the Company's effective and statutory tax rates for 1999 and 1998 was primarily due to the amortization of non-deductible goodwill and state taxes, net of the federal benefit.

5.   Sale of Prisym

On March 25, 1999, effective as of February 28, 1999, the Company sold its ownership interest in Prisym Technologies, Inc. of Georgia ("Prisym"), its 60% owned subsidiary, to the other shareholder of Prisym, for a gain of approximately $32,000. The gain has been included in other income in the consolidated statement of operations for the three months ended March 31, 1999. The Company no longer has any interest in Prisym.

6.   Subsequent Event

Effective April 1, 1999, the Company completed the acquisition of the U.S. and Canadian service businesses and the worldwide parts business of Calcomp Technology, Inc. for $400,000 in cash and the assumption of certain liabilities. These businesses provide the maintenance and repair of the Calcomp line of printers and other products in the U.S. and Canada and the supplies of Calcomp printer parts and components to successors of Calcomp's service divisions outside the U.S. and Canada. The acquisition will be accounted for under the purchase method of accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements appear in a number of places in this report and include all statements that are not historical fact and that relate to the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the Company's financing plans, including the Company's ability to obtain financing in the future; (ii) trends affecting the Company's financial condition or results of operations, including those related to Year 2000 issues; (iii) the Company's growth strategy and operating strategy; (iv) the Company's anticipated capital needs and capital expenditures; (v) projected outcomes and any effects on the Company of any litigation or investigations concerning the Company; and (vi) the potential impact of changes to, additions of or losses of distribution agreements with manufacturers. When used in this report, the words "expects," "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans," "continue," and other similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance, that such statements involve risks and uncertainties, and that actual results, performance or developments could differ materially from those implied by such forward-looking statements as a result of known and unknown risks and other factors, including those described from time to time in the Company's filings with the Securities and Exchange Commission under the heading "Risk Factors" and elsewhere, which should be read in conjunction with this document. Among such factors are risks relating to acquisitions, competition and pricing pressures, dependence on acquiring and maintaining distribution arrangements with manufacturers, dependence on certain suppliers and economic conditions.

OVERVIEW

The Company is engaged in the distribution, manufacture, configuration, and servicing of computers and computer peripherals, hardware and software. The Company commenced operations in February 1993 as Crescent Computers, Inc., for the purpose of engaging in the manufacture of custom or "made-to order" premium servers and network workstations under the brand name "Crescent Computer," now marketed as "Tekgraf System." In December 1994, the Company acquired a controlling interest in Prisym Technologies, Inc. of Georgia ("Prisym"), an authorized reseller of equipment manufactured by Digital Equipment Corporation.

In June 1997, the Company completed the acquisition of all of the outstanding capital stock of five regional distributors of computer graphics products: G&R Marketing, Inc., Microsouth, Inc., tekgraf, inc., Computer Graphics Distributing Company, and Tekgraf Northwest, Inc. (formerly Intelligent Products Marketing, Incorporated), which includes IG Distribution, Inc. (collectively, the "1997 Acquisitions") in exchange for an aggregate of 2,192,000 shares of Class B Common Stock (taking into account subsequent stock splits and reverse stock splits of the Company). In acquiring these companies, with offices outside Chicago, Atlanta, Houston, Washington D.C. and San Francisco, the Company increased both its geographic presence and business scope. Subsequent to the 1997 Acquisitions, the Company reincorporated under the laws of the State of Delaware by merging into a wholly owned Delaware subsidiary and changed its name to Tekgraf, Inc. In connection therewith, the Company reorganized its operations into two divisions: the Graphics Division, a wholesale distribution network of high-end computer graphics products; and the Technology Division, which is engaged in the manufacture, sale and support of the Tekgraf System and the distribution of related components.

On November 10, 1997, the Company completed the initial public offering of its securities (the "Offering"). In the Offering, the Company offered 2,100,000 units at a price of $6.00 per unit, with each unit consisting of one share of Class A Common Stock and one redeemable warrant. Each warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $8.40, subject to adjustment.

In 1998, the Company completed the acquisition of all of the outstanding capital stock of three more distributors of computer graphics products:
Computer Graphics Technology, Inc., located in Greenville, South Carolina; Martec, Inc., located outside Los Angeles; and New England Computer Graphics, Inc., with offices outside both Boston and Toronto (collectively, the "1998 Acquisitions").

On July 31, 1998, the Company reincorporated from Delaware to Georgia by merging into a wholly-owned subsidiary that had been incorporated in Georgia for the purpose of carrying out the reincorporation. Contemporaneously with the merger, the subsidiary changed its name to Tekgraf, Inc. On March 25, 1999, the Company sold its controlling interest in Prisym.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
1998.

Net sales. Net sales increased $7.4 million, or 44.2%, to $24.3 million for the quarter ended March 31, 1999 compared to $16.9 million for the quarter ended March 31, 1998. Of the increase, $4.2 million was attributable to the acquisitions that occurred in April and May of 1998. Of the remainder, $4.6 million of the increase was due to increased market penetration and internal growth in the Graphics Division. This increase was offset by a decrease in Technology Division revenues of $1.4 million, with approximately $950,000 of the decrease attributable to the sale of Prisym, effective February 28, 1999, and Prisym's decreased revenues prior to that date.

Gross Profit. Gross profit increased $1.1 million, or 37.3%, to $3.9 million for the three months ended March 31, 1999 compared to $2.8 million for the 1998 quarter. Gross margin as a percentage decreased to 16.0% for the first quarter of 1999 compared to 16.8% for the same period in 1998. While gross margins continue to remain under pressure, the Company has maintained its margin percentages primarily as a result of differing product mixes and by providing increased value-added and outsource services. The margin percentages for the first quarter of 1999 compared favorably with the margin percentages for the last three quarters of 1998, which ranged from 15.1% to 15.5%.

SG&A Expenses. SG&A expenses increased $1.3 million, or 50.8%, to $3.8 million for the three months ended March 31, 1999 compared to $2.5 million for 1998. The 1998 acquisitions accounted for $530,000 or 41.1% of the increase, and costs associated with the internal growth of the Company, including increased commissions on increased sales and the additional infrastructure and duplicative costs associated with combining the companies, accounted for the remainder of the increase in SG&A expenses.

Income (loss) from Operations. Operating income decreased $281,000 to a loss of $(155,000) for the first quarter of 1999 compared to income of $126,000 for the 1998 quarter. In addition to the costs described above, income from operations was reduced by $162,000 and $121,000 in 1999 and 1998, respectively, related to the amortization of goodwill.

Provision for Income Taxes. The Company's effective tax rate was (5.0)% and 60.8% for the three months ended March 31, 1999 and 1998, respectively. The difference between the Company's effective and statutory rates for 1999 and 1998 was primarily due to the amortization of non-deductible goodwill and state taxes net of the federal benefit.

Pro Forma Combined Financial Information

The 1998 Acquisitions described previously have had a significant impact on the comparisons of operating results for 1999 and 1998, due to the fact that the operating results of the 1998 Acquisitions are included only for the period January 1, 1999 through March 31, 1999. Therefore, in addition to the historical comparisons of the quarter ended March 31, 1999 and 1998, the Company has included the pro forma statement of operations for the quarter ended March
31, 1998 as if the 1998 Acquisitions had occurred as of January 1, 1998.

The 1998 unaudited pro forma data below also gives no effect to any efficiencies or additional costs that might have occurred, if any, had the companies actually been combined for the entire period presented. Note also that the entities acquired previously operated as closely held businesses. The pro forma statement of operations data is not intended to be indicative of future operations, but rather for a better understanding of the Company on a comparative basis. A discussion and analysis of the pro forma results, given the above qualifications, is not considered meaningful and is therefore not presented. All amounts are presented in thousands.

                                                                       Quarter Ended
                                                                         March 31,
                                                                         ---------
                                                                 1999                  1998
                                                                 ----                  ----
Statement of Operations Data:                                                       (Pro Forma
                                                             (Historical)            Combined)
                                                             ------------           ----------
                                                                         (Unaudited)

Net sales                                                     $24,335,778           $23,518,676
Cost of goods sold                                             20,450,574            19,728,795
Gross profit                                                    3,885,204             3,789,881
Operating expenses:
     Selling, general and administrative                        3,826,107             3,675,138
Depreciation and amortization                                     214,265               178,074
Operating loss                                                   (155,168)              (63,331)
Income (loss) before taxes                                       (184,411)               85,290
Provision  (benefit) for income taxes                              (9,200)               93,297
Net loss/Pro forma net loss                                      (175,211)               (8,007)

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

During the first quarter of 1999, the Company made purchase price adjustments for the 1998 Acquisitions for net asset values that were less than originally estimated by the stockholders of the acquired companies. During March of 1999, these stockholders paid the Company approximately $459,000 pursuant to these adjustments, and they still owe the Company approximately $18,000.

Since inception, the Company has financed its operations through a combination of cash flow from operations, bank borrowings, equity capital, and, following completion of the Company's initial public offering in November 1997, the net proceeds from that offering. The Company's capital requirements have arisen primarily in connection with acquisitions, growth in revenue and the purchase of fixed assets. A key element of the Company's strategy is to continue to evaluate opportunities to expand through acquisitions of companies engaged in the distribution and/or marketing of computers and/or computer hardware, software and peripherals and related complementary businesses. Any such acquisitions may require additional capital, although there can be no assurance that any additional acquisitions will be completed.

In July 1998, the Company entered into a Loan and Security Agreement (the "Agreement") with a bank that provides for an outstanding line of credit in the amount of $7.5 million. Outstanding advances under the Agreement bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 2.75%, that corresponds to a range of the Company's debt to net worth ratio from 1:1 to 2:1. Pursuant to the terms of the Agreement, the Company has pledged accounts receivable, inventory and equipment as collateral. During the quarter ended March 31, 1999, the Company borrowed and repaid approximately $1 million and $1.7 million, respectively, under this credit facility. The Company believes that its available funds, together with the cash flow expected to be generated from operations and current and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 12 months.

For the three months ended March 31, 1999, the Company generated approximately $1.2 million in cash from operating activities. The cash provided from operations resulted primarily from the decrease in accounts receivable, more than offset by the increases in inventory and accounts payable. These changes were attributable to the collection of accounts receivable from the strong sales that occurred at the end of the prior quarter, along with the reduction in accounts receivable from the sale of Prisym. Additionally, these changes were due to the Company stocking for anticipated sales in the near term and a slowdown in the payment of its accounts payable. The Company's cash flow from operations has been and continues to be affected primarily by the timing of collection of accounts receivable, its inventory levels and the timing of its payments of outstanding invoices. The Company's working capital was $12.3 million and $11.8 million at March 31, 1999 and December 31, 1998, respectively.

For the three months ended March 31, 1999, the Company generated cash from investing activities of approximately $817,000 primarily due to the sale of Prisym, with proceeds of $979,000, offset by the purchase of property and equipment, which was primarily additional purchases related to the new MIS system.

Cash used in financing activities for the three months ended March 31, 1999 was attributable to the net repayment of $713,000 in debt owed under the Company's credit facility. There was no balance outstanding at March 31, 1999. This use of cash was offset by payments received from stockholders for deficient net asset values, as discussed previously.

For the three months ended March 31, 1998, cash used in operations was approximately $4.0 million, primarily resulting from a decrease in accounts payable arising from the buildup of invoices prior to the initial public offering, for which payments were made in the first quarter of 1998, following the initial public offering in November of 1997. Additionally, there were increased purchases of inventories due to increased sales and sales demand. The increase in inventories was primarily attributable to the purchase of computer equipment subject to firm purchase orders and then shipped to customers.

The cash used in financing activities for the three months ended March 31, 1998, represents primarily the repayment of advances from stockholders and related entities, loaned to the Company prior to the initial public offering, of $247,000.

Subsequent Events

Effective April 1, 1999, the Company completed the acquisition of certain assets of Calcomp Technology, Inc. The acquired assets consist of those assets used in Calcomp's U.S. and Canadian service businesses and its worldwide parts business. The Company paid $400,000 in cash and assumed certain liabilities of Calcomp as consideration for the acquired assets. The U.S and Canadian service businesses primarily involve the maintenance and repair of the Calcomp line of printer products in the U.S. and Canada. The worldwide parts business involves the supply of Calcomp printer parts and components to successors of Calcomp's service divisions outside the U.S. and Canada. The acquisition will be accounted for under the purchase method of accounting.

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

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could adversely and materially affect the Company's results of operations, liquidity and financial condition. The Company believes that, with the completion of the management information systems project, the possibility of significant interruptions of normal operations should be reduced, although the Company can provide no assurance to that effect. In the event that any of the Company's outside vendors or customers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with alternate suppliers or new customers, the Company's business or operations could be adversely affected.

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

Item 6.  Exhibits and Reports on Form 8-K


    (a)  Exhibits.

         The following exhibits are filed as part of this Report.

                  Exhibit
                  Number            Description
                  -------           -----------

                  2.1               Purchase and Sale Agreement, dated April 1,
                                    1999, by and between Tekgraf, Inc.,
                                    CalGraph Technology Services, Inc., and
                                    Calcomp Technology, Inc. (filed as Exhibit
                                    2.1 to the Company's Current Report on Form
                                    8-K on April 16, 1999 and incorporated
                                    herein by reference).

                  10.1              Stock Purchase Agreement and Termination
                                    Agreement by and among Tekgraf, Inc.,
                                    William E. Streib, and Prisym Technologies,
                                    Inc. of Georgia, dated March 25, 1999
                                    (Filed as Exhibit 10.39 to the Company's
                                    Annual Report on Form 10-K, filed March 31,
                                    1999, and incorporated herein by
                                    reference).

                  11.1       Statements of Computation of Earnings Per Share.

                  27.1       Financial Data Schedule.

    (b)  Reports Filed on Form 8-K

         On April 16, 1999, the Company filed a Current Report on Form 8-K, pursuant to Item 2 of Form 8-K, regarding the Company's acquisition of certain assets and the assumption of certain liabilities of Calcomp Technology, Inc., which acquisition was completed on April 1, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     TEKGRAF, INC.

Date: May 14, 1999

                                     By: /s/ William M. Rychel
                                     ------------------------------------------
                                     Name:   William M. Rychel
                                     Title:  Interim Chief Executive Officer
                                             (Principal Executive Officer)


Date: May 14, 1999

                                     By: /s/ W. Jeffrey Camp
                                     ------------------------------------------
                                     Name:   W. Jeffrey Camp
                                     Title:  Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)

                               INDEX OF EXHIBITS


The following exhibits are filed as part of this Report.


Exhibit
Number       Description
-------      -----------

2.1 Purchase and Sale Agreement, dated April 1, 1999, by and between Tekgraf, Inc., CalGraph Technology Services, Inc., and Calcomp Technology, Inc. (filed as Exhibit 2.1 to the
                  Company's Current Report on Form 8-K on April 16, 1999 and incorporated herein by reference).

10.1 Stock Purchase Agreement and Termination Agreement by and among Tekgraf, Inc., William E. Streib, and Prisym
                  Technologies, Inc. of Georgia, dated March 25, 1999 (Filed as
                  Exhibit 10.39 to the Company's Annual Report on Form 10-K, filed March 31, 1999, and incorporated herein by reference).

11.1         Statements of Computation of Earnings Per Share.

27.1         Financial Data Schedule.