Form 10-Q
period 1999-06-30
TEKGRAF INC
filed 1999-08-13
CIK 1044167

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999.

                                       Or

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the period from _______ to ________.

                          Commission File No. 0-23221

                            ------------------------

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

                              Former Address: N/A
                              -------------------
              (Former name, former address and former fiscal year,
                        if changed since last report):

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                          Yes:  [X]     No: [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

       Class                                     Outstanding at August 9, 1999
       -----                                     -----------------------------
       Class A Common Stock, $.001 par value           3,169,165 shares

       Class B Common Stock, $.001 par value           3,159,166 shares

                                 TEKGRAF, INC.

                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION                                                                       Page
                                                                                                       ----

           Item 1.  Consolidated Financial Statements:

                      Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998............   1

                      Consolidated Statements of Operations for the three and six months ended
                      June 30, 1999 and 1998  .........................................................   3

                      Consolidated Statements of Cash Flows for the six months ended
                      June 30, 1999 and 1998  .........................................................   4

                      Notes to Consolidated Financial Statements ......................................   5

           Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations .......................................................   7

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk ........................  13

PART II.   OTHER INFORMATION

           Item 1.  Legal Proceedings..................................................................  13

           Item 4.  Submission of Matters to a Vote of Securities Holders..............................  13

           Item 6.  Exhibits and Reports on Form 8-K ..................................................  13

SIGNATURES ............................................................................................. 14

INDEX OF EXHIBITS ...................................................................................... 15

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Tekgraf, Inc.
Consolidated Balance Sheets

                                                                              June 30,         December 31,
                                                                                1999              1998
                                                                                ----              ----
                                                                             (Unaudited)

ASSETS
Current assets:
Cash and cash equivalents                                                    $    194,198      $  1,702,848

Accounts receivable, less allowance for doubtful accounts
   of $788,000 and $520,000 at June 30, 1999 and
   December 31, 1998, respectively                                             17,889,613        16,626,730
Inventories, net                                                               14,553,929         7,718,337
Prepaid expenses and other assets                                                 499,737           872,945
Deferred income taxes                                                             743,213           298,273

                                                                             ------------      ------------
Total current assets                                                           33,880,690        27,219,133


Property and equipment, net                                                     1,607,624           824,664
Goodwill, net                                                                   8,716,444         9,009,941
Other assets                                                                       79,943           101,863

                                                                             ------------      ------------
Total assets                                                                 $ 44,284,701      $ 37,155,601
                                                                             ============      ============

              The accompanying notes are an integral part of these
                      consolidated financial statements.

Tekgraf, Inc.
Consolidated Balance Sheets, Continued

                                                                               June 30,        December 31,
                                                                                1999              1998
                                                                                ----              ----
                                                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current debt                                                                 $  2,003,640      $    719,898
Accounts payable                                                               15,127,203        12,868,281
Accrued expenses                                                                2,211,122         1,502,859
Income taxes payable                                                                7,029           306,871
Contract obligation and deferred income                                         2,871,500
                                                                             ------------      ------------
Total current liabilities                                                      22,220,494        15,397,909

Deferred income taxes                                                              95,986            95,986

                                                                             ------------      ------------
Total liabilities                                                              22,316,480        15,493,895

                                                                             ------------      ------------
Commitments and contingencies

Stockholders' equity:
Class A Common Stock, $.001 par value,
   31,666,667 shares authorized; 3,169,165 shares
   issued and outstanding at June 30, 1999 and
   December 31, 1998                                                                3,169             3,169
Class B Common Stock, $.001 par value, 3,333,333
   shares authorized; 3,159,166 shares issued and
   outstanding at June 30, 1999 and December 31, 1998                               3,159             3,159
Preferred Stock, $.001 par value, 5,000,000 shares
   authorized; no shares issued at June 30, 1999 and
   December 31, 1998
Due from acquisition stockholders                                                 (17,686)         (608,288)
Additional paid-in capital                                                     22,556,865        22,556,865
Retained earnings (deficit)                                                      (577,286)         (293,199)

                                                                             ------------      ------------
Total stockholders' equity                                                     21,968,221        21,661,706
                                                                             ------------      ------------

Total liabilities and stockholders' equity                                   $ 44,284,701      $ 37,155,601
                                                                             ============      ============

              The accompanying notes are an integral part of these
                      consolidated financial statements.

Tekgraf, Inc.
Consolidated Statements of Operations

                                                                Three Months                           Six Months
                                                               Ended June 30,                         Ended June 30,
                                                         1999                1998                1999                1998
                                                         ----                ----                ----                ----

Net sales                                             $ 28,928,255        $ 27,505,230        $ 53,264,033        $ 44,376,511
Cost of goods sold
                                                        24,358,855          23,256,410          44,809,429          37,297,566

                                                      ------------        ------------        ------------        ------------

Gross profit                                             4,569,400           4,248,820           8,454,604           7,078,945
Operating expenses:
   Selling, general and administrative                   4,429,659           3,717,042           8,255,766           6,254,861
   Depreciation                                             77,242              54,052             129,796              99,728
   Amortization                                            161,711             162,396             323,422             282,999

                                                      ------------        ------------        ------------        ------------

   Income (loss) from operations                           (99,212)            315,330            (254,380)            441,357
Other (income)/expenses, net                               (45,766)           (154,880)            (41,399)           (272,886)
Interest expense                                             8,230               6,548              33,106              10,356

                                                      ------------        ------------        ------------        ------------

Income (loss) before income taxes                          (61,676)            463,662            (246,087)            703,887
Provision for income taxes                                  47,200             254,000              38,000             400,000
                                                      ------------        ------------        ------------        ------------

Net income (loss)                                     $   (108,876)       $    209,662        $   (284,087)       $    303,887
                                                      ============        ============        ============        ============
Basic and diluted weighted
   average shares outstanding                            6,161,664           5,955,016           6,161,664           5,612,743
                                                      ============        ============        ============        ============

Basic and diluted net income (loss) per share         $      (0.02)       $       0.04        $      (0.05)       $       0.05
                                                      ============        ============        ============        ============

              The accompanying notes are an integral part of these
                      consolidated financial statements.

Tekgraf, Inc.
Consolidated Statements of Cash Flows

                                                                                    Six Months Ended
                                                                                        June 30,
                                                                                1999                1998
                                                                                ----                ----
                                                                                        (Unaudited)

Cash flows from operating activities:
Net income (loss)                                                            $   (284,087)     $    303,887
                                                                             ------------      ------------
Adjustments to reconcile net income (loss) to net cash used in operating activities:
   Provision for doubtful accounts receivable                                     250,000           175,000
   Provision/writedown of inventory                                                77,996           147,300
   Depreciation                                                                   129,796            99,728
   Amortization                                                                   323,422           282,999
   Gain on sale of Prisym                                                         (32,000)
   Deferred taxes                                                                (102,815)         (116,413)
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                                       (1,730,682)       (2,523,107)
     Inventories                                                               (3,915,285)       (1,880,690)
     Prepaid expenses and other assets                                            263,410           (96,479)
     Accounts payable and accrued expenses                                      2,076,987           (53,121)
     Deferred income and contract obligation                                      365,865
     Income taxes                                                                (299,842)          (96,535)
                                                                             ------------      ------------
Total adjustments                                                              (2,593,148)       (4,061,318)
                                                                             ------------      ------------
Net cash used in operating activities                                          (2,877,235)       (3,757,431)
                                                                             ------------      ------------
Cash flows from investing activities:
Purchase of property and equipment                                               (814,727)         (226,598)
Proceeds from sale of Prisym                                                      979,239
Cash paid for acquisitions, including overdrafts
  acquired from acquisitions and acquisition costs                               (538,931)       (1,798,166)
                                                                             ------------      ------------
Net cash used in investing activities                                            (374,419)       (2,024,764)
                                                                             ------------      ------------
Cash flows from financing activities:
Proceeds from debt, net                                                         1,283,742
Repayment of advance to stockholders
  and related entities                                                                             (246,956)
Payments received from stockholders for deficient
  net asset values                                                                459,262           109,367
Repayment of acquired companies' loans                                                           (1,558,122)
Proceeds from acquired companies' line of credit facilities                                         233,362
Payment of stock issuance cost                                                                      (50,568)
                                                                             ------------      ------------
Net cash provided by (used in) financing activities                             1,743,004        (1,512,917)
                                                                             ------------      ------------
Decrease in cash and cash equivalents                                          (1,508,650)       (7,295,112)
Cash and cash equivalents, beginning of period                                  1,702,848         8,600,339
                                                                             ------------      ------------
Cash and cash equivalents, end of period                                     $    194,198      $  1,305,227
                                                                             ============      ============
Supplemental non-cash investing and financing activities:

          Fair value of stock issued                                                           $  2,030,362
          Cash paid in connection with acquisitions                          $    400,000         1,415,000
          Other acquisition costs                                                 138,931           212,000
          Fair value of liabilities assumed                                     3,817,604         6,923,314
          Fair value of assets acquired                                        (4,356,535)       (7,758,314)
                                                                             ------------      ------------
          Goodwill                                                           $                 $  2,822,362
                                                                             ============      ============

                 The accompanying notes are an integral part of
                   these consolidated financial statements.

Tekgraf, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accounting and reporting policies of Tekgraf, Inc. ("Tekgraf" or the "Company") conform to generally accepted accounting principles. Except for the December 31, 1998 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1999 presentation.

2.  Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period. There were no common stock equivalents during either of the periods presented. At June 30, 1999, the basic and diluted weighted average shares exclude the escrow shares and were determined as follows:

Shares outstanding from beginning of period                     6,328,331
Weighted average escrow shares                                  (166,667)
                                                              -----------
         Basic and diluted weighted average shares              6,161,664
                                                              ===========

3.  Acquisitions

Effective April 1, 1999, the Company completed the acquisition of the U.S. and Canadian service businesses and the worldwide parts business of Calcomp Technology, Inc. (the "Services Acquisition") for $400,000 in cash and the assumption of certain liabilities. The assets acquired and liabilities assumed were completed through the formation of a wholly owned subsidiary, Calgraph Technology Services, Inc. These businesses provide the maintenance and repair of the Calcomp line of printers and other products in the U.S. and Canada and the supplies of Calcomp printer parts and components to successors of Calcomp's service divisions outside the U.S. and Canada. The acquisition was accounted for under the purchase method of accounting.

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

The purchase prices for the 1998 acquisitions (collectively, "the 1998 Acquisitions") described above are subject to adjustment based on certain net asset value and profitability guarantees. In order to secure these guarantees, a total of $325,000 of the cash consideration and 192,251 of the unregistered shares of the Class A Common Stock issued in the 1998 Acquisitions were placed in escrow. In addition to these escrowed amounts, a total of 192,250 shares of the Class A Common Stock was placed in escrow to secure the various representations, warranties and other provisions of the respective agreements. The acquisitions were recorded under the purchase method of accounting and accordingly, the results of operations of the acquired entities have been included in the Company's statements of operations from the respective acquisition dates. The acquired entities are regional distributors and marketers of computer graphics hardware and software.

The following unaudited pro forma summary combines the consolidated results of the Company as if the 1998 Acquisitions and the Services Acquisition had occurred as of January 1, 1998. The pro forma summary gives no effect to any efficiencies or additional costs that might have occurred, if any, had the companies actually been combined for the entire period presented. The pro forma summary does not purport to represent what the Company's results of operations would have actually been if the 1998 Acquisitions and the Services Acquisition had occurred as of January 1, 1998 or to project the Company's results of operations for any future period. Note also that the 1998 Acquisitions previously operated as closely held businesses. Additionally, the Services Acquisition previously operated as part of a significantly larger corporation and therefore, the overhead actually incurred has been estimated based upon the actual expenses incurred since the date of acquisition as the historical statements did not include actual expenses incurred for the specific assets acquired and liabilities assumed.

                                                            Three Months                           Six Months
                                                           Ended June 30,                         Ended June 30,
                                                     1999                1998                1999                1998
                                                     ----                ----                ----                ----
Statement of Operations Data:                               (Unaudited)                             (Unaudited)

Net sales                                        $ 28,928,255        $ 32,628,289        $ 55,740,033        $ 61,317,381
Gross profit                                        4,569,400           5,214,117           9,145,604          10,114,962
Income (loss) from operations                         (99,212)            412,892            (221,829)            564,461
Income (loss) before taxes                            (61,676)            570,130            (213,536)            888,753
Net income (loss)                                    (108,876)            277,652            (263,905)            356,510
Basic and diluted income (loss) per share               (0.02)               0.05               (0.04)               0.06
Weighted average shares outstanding                 6,161,664           6,161,664           6,161,664           6,161,664

4.  Income Taxes

The Company's effective tax rate was 76.5% and 54.8% for the three months ended June 30, 1999 and 1998, respectively. The difference between the Company's effective and statutory tax rates for 1999 and 1998 was primarily due to the amortization of non-deductible goodwill and state taxes, net of the federal benefit.

5.  Segment Information

The Company's operations were previously classified into two business units: graphics and technology. With the acquisition of the U.S. and Canadian service businesses and the worldwide parts business of Calcomp Technology, Inc., the Company has an additional services business unit. These business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made. The following segment information is for the three and six months ended June 30, 1999, respectively:

                                                            Three Months          Six Months
                                                         Ended June 30, 1999  Ended June 30, 1999
                                                         -------------------  -------------------

               Net sales:
                 Graphics                                    $ 25,573,390         $ 47,256,830
                 Technology                                     1,811,180            4,463,518
                 Services                                       1,543,685            1,543,685
                                                             ------------         ------------

                       Total net sales                       $ 28,928,255         $ 53,264,033
                                                             ============         ============

               Operating income (loss):
                 Graphics                                    $    477,303         $    761,977
                 Technology                                        53,549               81,478
                 Services                                        (201,172)            (201,172)
                 Corporate                                       (428,892)            (896,663)
                                                             ------------         ------------

                       Total operating loss                  $    (99,212)        $   (254,380)
                                                             ============         ============


                                                                                  June 30, 1999
                                                                                  -------------

              Identifiable assets:
                Graphics                                                          $  28,287,275
                Technology                                                            1,141,318
                Services                                                              4,034,672
                Corporate                                                            10,821,436
                                                                                  -------------

                       Total identifiable assets                                  $  44,284,701
                                                                                  =============

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

In April and May 1998, the Company completed the acquisition of all of the outstanding capital stock of three more distributors of computer graphics products: Computer Graphics Technology, Inc., located in Greenville, South Carolina; Martec, Inc., located outside Los Angeles; and New England Computer Graphics, Inc., with offices outside both Boston and Toronto (collectively, the "1998 Acquisitions").

On July 31, 1998, the Company reincorporated from Delaware to Georgia by merging into a wholly-owned subsidiary that had been incorporated in Georgia for the purpose of carrying out the reincorporation. Contemporaneously with the merger, the subsidiary changed its name to Tekgraf, Inc. On March 25, 1999, effective February 28, 1998, the Company sold its controlling interest in Prisym.

Effective April 1, 1999, the Company completed the acquisition of certain assets of Calcomp Technology, Inc. (the "Services Acquisition"). The acquired assets consist of those assets used in Calcomp's U.S. and Canadian service businesses and its worldwide parts business. The Company paid $400,000 in cash and assumed certain liabilities of Calcomp as consideration for the acquired assets. The U.S. and Canadian service businesses primarily involve the maintenance and repair of the Calcomp line of printer products in the U.S. and Canada. The worldwide parts business involves the supply of Calcomp printer parts and components to successors of Calcomp's service divisions outside the U.S. and Canada.

RESULTS OF OPERATIONS

Net sales. Net sales increased $1.4 million, or 5.2%, to $28.9 million for the three months ended June 30, 1999 compared to $27.5 million for the quarter ended June 30, 1998. Of the increase, $1.5 million was due to increased market penetration and internal growth in the Graphics Division and $1.5 million was attributable to the Services Acquisition that occurred on April 1, 1999. These increases were offset by a decrease in Technology Division revenues of $1.6 million, with approximately $1.5 million of the decrease attributable to the sale of Prisym, which was effective February 28, 1999. Accordingly, there were no revenues from Prisym in the second quarter of 1999 as compared to $1.5 million in 1998. Net sales increased $8.9 million, or 20.0%, to $53.3 million for the six months ended June 30, 1999 compared to $44.4 million for the six months ended June 30, 1998, primarily due to the 1998 Acquisitions that occurred in April and May of 1998 that were included for the entire six months of 1999, the Services Acquisition and increased market penetration and internal growth of the Graphics Division offset by a decrease in Technology Division revenues of approximately $3.0 million, primarily as a result of the sale of Prisym.

Gross Profit. Gross profit increased $321,000, or 7.6%, to $4.6 million for the three months ended June 30, 1999 compared to $4.2 million for the 1998 quarter. Gross margin as a percentage of sales increased to 15.8% for the second quarter of 1999 compared to 15.4% for the same period in 1998. The slight increase in the gross margin percentage was primarily due to the relatively consistent sales volume associated with the channels business, slightly higher sales volume associated with the POP business and the addition of a higher gross margin percentage associated with the Services Acquisition. The gross margin percentages for the six months ended June 30, 1999 and 1998 also remained relatively consistent at 15.9% and 16.0%, respectively.

SG&A Expenses. SG&A expenses increased $713,000, or 19.2%, to $4.4 million for the three months ended June 30, 1999 compared to $3.7 million for the three months ended June 30, 1998. Of the increase, $586,000 was attributable to the Services Acquisition, offset by a decrease of $277,000 from having sold Prisym during the first quarter of 1999, with the remainder of the increase in the Graphics Division. SG&A expenses for the six months ended June 30, 1999 as compared to the same period in 1998 increased $2.0 million, primarily due to the net change described above for the quarter and approximately $600,000 from the 1998 Acquisitions not being included in the first quarter and for a portion of the second quarter of 1998 and increased commissions on increased sales and costs associated with internal growth of the Company.

Income (loss) from Operations. Operating income decreased $414,000 to a loss of $(99,000) for the second quarter of 1999 compared to operating income of $315,000 for the comparable 1998 quarter. Operating income decreased to a loss of $(254,000) for the six months ended June 30, 1999 as compared to income of $441,000 for the six months ended June 30, 1998, primarily due to the reasons described in the preceding paragraphs. In addition to the costs described above, income from operations was reduced by $162,000 in each of the quarters ended June 30, 1999 and 1998, respectively, and $323,000 and $283,000 in the six months ended June 30, 1999 and 1998, respectively, related to the amortization of goodwill.

Provision for Income Taxes. The Company's effective tax rate was 76.5% and 54.8% for the three months ended June 30, 1999 and 1998, respectively. The effective tax rate for the six months ended June 30, 1999 and 1998 was 15.4% and 56.8%, respectively. The difference between the Company's effective and statutory rates for 1999 and 1998 was primarily due to the amortization of non-deductible goodwill and state taxes net of the federal benefit.

Pro Forma Combined Financial Information

The 1998 Acquisitions described previously have had a significant impact on the comparisons of operating results for 1999 and 1998, due to the fact that the operating results of the 1998 Acquisitions were not included for the first quarter of 1998 and a portion of the second quarter of 1998. The comparisons are also affected by the Services Acquisition, for which the results of operations have only been included from the acquisition date, April 1, 1999. Therefore, in addition to the historical comparisons for the three and six months ended June 30, 1999 and 1998, the Company has included the pro forma statement of operations for the three and six months ended June 30, 1999 and 1998 as if the 1998 Acquisitions and the Services Acquisition had occurred as of January 1, 1998.

The 1999 and 1998 unaudited pro forma data below also gives no effect to any efficiencies or additional costs that might have occurred, if any, had the 1998 Acquisitions and the Services Acquisition actually been combined for the periods presented. Note also that the 1998 Acquisitions previously operated as closely held businesses. Additionally, the Services Acquisition previously operated as part of a significantly larger corporation and therefore, the overhead actually incurred has been estimated as the historical statements did not include actual expenses incurred for the specific assets acquired and liabilities assumed. The pro forma statement of operations data is not intended to be indicative of future operations, but rather for a better understanding of the Company on a comparative basis. A discussion and analysis of the pro forma results, given the above qualifications, is not considered meaningful and is therefore not presented.

                                                              Three Months                            Six Months
                                                             Ended June 30,                          Ended June 30,
                                                        1999                1998                1999                1998
                                                        ----                ----                ----                ----
Statement of Operations Data:                                 (Unaudited)                              (Unaudited)

Net sales                                           $ 28,928,255        $ 32,628,289        $ 55,740,033        $ 61,317,381
Cost of goods sold                                    24,358,855          27,414,172          46,594,429          51,202,419
Gross profit                                           4,569,400           5,214,117           9,145,604          10,114,962
Operating expenses:
     Selling, general and administrative               4,429,659           4,575,777           8,905,215           9,137,979
     Depreciation and amortization                       238,953             225,448             462,218             412,522
Income (loss) from operations                            (99,212)            412,892            (221,829)            564,461
Income (loss) before taxes                               (61,676)            570,130            (213,536)            888,753
Provision for income taxes                                47,200             292,478              50,369             532,243
Net income (loss)                                       (108,876)            277,652            (263,905)            356,510
Basic and diluted income (loss) per share                  (0.02)               0.05               (0.04)               0.06
Weighted average shares outstanding                    6,161,664           6,161,664           6,161,664           6,161,664

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

In July 1998, the Company entered into a Loan and Security Agreement (the "Agreement") with a bank that provides for an outstanding line of credit in the amount of $7.5 million. Outstanding advances under the Agreement bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 2.75%, that corresponds to a range of the Company's debt to net worth ratio from 1:1 to 2:1. Pursuant to the terms of the Agreement, the Company has pledged accounts receivable, inventory and equipment as collateral. During the six months ended June 30, 1999, the Company borrowed and repaid approximately $3.0 million and $1.7 million, respectively, under this credit facility. The Company believes that its available funds, together with the cash flow expected to be generated from operations and current and anticipated credit facilities, will be adequate to satisfy its current and planned operations for at least the next 12 months.

For the six months ended June 30, 1999, the Company used approximately $2.9 million in cash from operating activities. The cash used in operations resulted primarily from the increase in acccounts receivable of $1.7 million and the increase in inventories of $3.9 million offset by the increase in accounts payable of $2.1 million. The change in accounts receivable was attributable to the timing of collections. Additionally, these changes were due to the Company stocking for anticipated sales and an increase in the accounts payable associated with the increase in inventory. The Company's cash flows from operations has been and continues to be affected primarily by the timing of the collection of accounts receivable, its inventory levels and the timing of its payments of outstanding invoices. The Company's working capital was $11.7 million and $11.8 million at June 30, 1999 and December 31, 1998, respectively.

For the six months ended June 30, 1999, the Company used cash in investing activities of approximately $375,000 primarily due to the sale of Prisym, with proceeds of $979,000, offset by the purchase of property and equipment of 815,000, which consisted of capital improvements related to the Services Acquisition and additional purchases related to the new MIS system, offset by the cash paid for the Services Acquisition of $400,000, including acquisition costs of $139,000.

Cash provided by financing activities for the six months ended June 30, 1999 was attributable to payments received from stockholders for deficient net asset values, as discussed previously, and net proceeds of $1.3 million in debt received under the Company's credit facility.

For the six months ended June 30, 1998, the Company used approximately $3.8 million in operating activities. The cash used in operations resulted primarily from the increases in accounts receivable and inventory, with these increases attributable to growth in sales during the second quarter and stocking for anticipated sales in the near term.

For the six months ended June 30, 1998, the Company used cash in investing activities of $1.8 million for acquisitions, including overdrafts acquired, and $227,000 for the purchase of property and equipment, which were primarily additional purchases related to the new MIS system.

Cash used in financing activities for the six months ended June 30, 1998 resulted from the repayment of advances from stockholders and related entities, loaned to the Company prior to the initial public offering, of $247,000, and the repayment of the acquired entities' existing lines of credit of $1.6 million. These amounts were partially offset by proceeds received of $233,000 under an acquired entity's existing line of credit and the receipt of $109,000 from stockholders for deficient net asset values. The acquired entity's outstanding line of credit was paid in full in July of 1998 and the facility was terminated.

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

The Company has adopted a plan to facilitate a smooth transition of the systems, products, and vendors upon which the Company relies into the twenty-first century. Management of the Company believes its internal software systems are Year 2000 compliant, as a result of the management information systems project completed during 1999. The costs of the Company's efforts to address the Year 2000 problem were not material to the Company's financial position or any year's results of operations.

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

Potential Delisting from the Nasdaq National Market

By letter dated June 10, 1999, the Nasdaq Stock Market notified the Company that, based on a review of the price data for the Company's Class A Common Stock for the preceding 30-day trading period, the Company did not meet the $5,000,000 minimum market value of public float requirement. If the Company is unable to meet this requirement for a minimum ten consecutive trading day period by September 10, 1999, Nasdaq has indicated that it will delist the Company's Class A Common Stock from trading on the Nasdaq National Market at the opening of business on September 14, 1999. Nasdaq also indicated that it may delist the Company during this 90-day period if it fails to maintain compliance with any other listing requirements. Any delisting instituted by Nasdaq would likely have an adverse and material effect on the price of the Company's common stock and on the ability of the Company's shareholders to sell their shares. Such delisting could also adversely affect the Company's ability to obtain additional debt and/or equity financing and may result in a reduction in the amount and quality of security analysts' and the news media's coverage of the Company. The Company is considering various alternatives to address this situation, including compliance (if applicable) and the possibility of appealing any Nasdaq decision to delist the Company's Class A Common Stock. There can be no assurance, however, that any action taken by the Company will be successful to maintain its listing on the Nasdaq National Market.

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

Item 4.  Submission of Matters to a Vote of Securities Holders

The Company's 1999 Annual Meeting of Stockholders was held on May 26, 1999. The following votes for each proposal were as follows:

The following directors were elected for terms expiring at the 2000 Annual
Meeting:

                                                             For                Against              Abstain
         PROPOSAL 1--Election of Directors

         William M. Rychel                                12,722,571             28,517             6,031,665
         W. Jeffrey Camp                                  12,722,571             28,517             6,031,665
         Albert E. Sisto                                  12,722,571             28,517             6,031,665
         Frank X. Dalton, Jr.                             12,722,571             28,517             6,031,665

Ratification of appointment of PricewaterhouseCoopers LLP as independent public accountants:

         PROPOSAL 2                                       12,722,571              1,400             6,044,315

Approval of amendment to the Company's 1997 Stock Option Plan to increase the number of shares of Class A Common Stock reserved for issuance from 300,000 to 600,000:

         PROPOSAL 3                                       10,909,405            144,317             6,044,665

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


                                       TEKGRAF, INC.
Date: August 13, 1999


                                      By: /s/  William M. Rychel
                                      -----------------------------------------
                                      Name:    William M. Rychel
                                      Title:   Interim Chief Executive Officer
                                               (Principal Executive Officer)


Date: August 13, 1999
                                      By: /s/  W. Jeffrey Camp
                                      -----------------------------------------
                                      Name:    W. Jeffrey Camp
                                      Title:   Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

                               INDEX OF EXHIBITS


The following exhibits are filed as part of this Report.

Exhibit
Number       Description
-------      -----------

11.1         Statements of Computation of Earnings Per Share.

27.1         Financial Data Schedule (for SEC use only).