Form 10-Q
period 1999-09-30
TEKGRAF INC
filed 1999-11-15
CIK 1044167

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1999.

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

                          Yes:  [X]     No: [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practical date.

               Class                     Outstanding at November 12, 1999
               -----                     --------------------------------
   Class A Common Stock, $.001 par value       3,169,165 shares

   Class B Common Stock, $.001 par value       3,159,166 shares

                                  TEKGRAF, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS



PART I.    FINANCIAL INFORMATION                                                                      Page
                                             `
                                                                                                      -----
           Item 1.  Consolidated Financial Statements:

                      Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.......  1

                      Consolidated Statements of Operations for the three and nine months ended
                      September 30, 1999 and 1998  ..................................................... 3

                      Consolidated Statements of Cash Flows for the nine months ended
                      September 30, 1999 and 1998  ....................................................  4

                      Notes to Consolidated Financial Statements ......................................  5

           Item 2.  Management's Discussion and Analysis of Financial Condition
                      and Results of Operations .......................................................  8

           Item 3.  Quantitative and Qualitative Disclosures about Market Risk .........................14

PART II.   OTHER INFORMATION

           Item 6.  Exhibits and Reports on Form 8-K .................................................. 14

SIGNATURES ............................................................................................ 14

INDEX OF EXHIBITS ..................................................................................... 15

                         PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements

Tekgraf, Inc.
Consolidated Balance Sheets

                                                                     September 30,        December 31,
                                                                         1999                 1998
                                                                     -------------        ------------
                                                                     (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                            $ 2,410,724          $ 1,702,848
Accounts receivable, less allowance for doubtful
   accounts of $805,000 and $520,000 at September 30, 1999
   and December 31, 1998,
   respectively                                                       17,737,961           16,626,730
Inventories, net                                                      12,267,775            7,718,337
Prepaid expenses and other assets                                        671,299              872,945
Deferred income taxes                                                    844,648              298,273
                                                                     -----------          -----------
Total current assets                                                  33,932,407           27,219,133


Property and equipment, net                                            1,920,491              824,664
Goodwill, net                                                          2,361,415            9,009,941
Other assets                                                              88,468              101,863
                                                                     -----------          -----------
Total assets                                                         $38,302,781          $37,155,601
                                                                     ===========          ===========


The accompanying notes are an integral part of these consolidated financial statements.

Tekgraf, Inc.
Consolidated Balance Sheets, Continued



                                                                                         September 30,         December 31,
                                                                                             1999                   1998
                                                                                         ------------           ------------
                                                                                         (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current debt                                                                             $  2,503,640           $    719,898
Accounts payable                                                                           14,966,152             12,868,281
Accrued expenses                                                                            2,683,918              1,502,859
Income taxes payable                                                                                                 306,871
Contract obligation and deferred income                                                     3,000,549
                                                                                         ------------           ------------
Total current liabilities                                                                  23,154,259             15,397,909

Deferred income taxes                                                                          95,986                 95,986
                                                                                         ------------           ------------
Total liabilities                                                                          23,250,245             15,493,895
                                                                                         ------------           ------------
Commitments and contingencies

Stockholders' equity:
Class A Common Stock, $.001 par value,
   31,666,667 shares authorized; 3,169,165 shares issued and outstanding at
   September 30, 1999 and December 31, 1998                                                     3,169                  3,169
Class B Common Stock, $.001 par value,
    3,333,333 shares authorized; 3,159,166 shares
   issued and outstanding at September 30, 1999 and December 31, 1998                           3,159                  3,159
Preferred Stock, $.001 par value, 5,000,000 shares authorized; no shares issued at September 30, 1999 and December 31, 1998
Due from acquisition stockholders                                                             (17,686)              (608,288)
Additional paid-in capital                                                                 22,556,865             22,556,865
Retained earnings (deficit)                                                                (7,492,971)              (293,199)
                                                                                         ------------           ------------
Total stockholders' equity                                                                 15,052,536             21,661,706
                                                                                         ------------           ------------
Total liabilities and stockholders' equity                                               $ 38,302,781           $ 37,155,601
                                                                                         ============           ============


The accompanying notes are an integral part of these consolidated financial statements.

Tekgraf, Inc.
Consolidated Statements of Operations (Unaudited)


                                                             Three Months                     Nine Months
                                                          Ended September 30,             Ended September 30,
                                                         1999             1998           1999             1998
                                                         ----             ----           ----             ----
Net sales                                            $ 28,362,793    $ 26,323,407    $ 81,626,826    $ 70,699,918
Cost of goods sold                                     23,903,236      22,347,868      68,712,665      59,645,434
                                                     ------------    ------------    ------------    ------------


Gross profit                                            4,459,557       3,975,539      12,914,161      11,054,484

Operating expenses:
   Selling, general and administrative                  4,302,251       4,180,684      12,558,017      10,435,545
   Depreciation                                           110,780          55,516         240,576         155,244
   Amortization and impairment of goodwill              6,355,031         160,620       6,678,453         443,619
   Restructuring charges and other expenses               847,061                         847,061
                                                     ------------    ------------    ------------    ------------


   Income (loss) from operations                       (7,155,566)       (421,281)     (7,409,946)         20,076
Other (income)/expenses, net                                6,814         (82,056)        (34,585)       (354,942)
Interest expense                                           55,305          13,439          88,411          23,795
                                                     ------------    ------------    ------------    ------------

Income (loss) before income taxes                      (7,217,685)       (352,664)     (7,463,772)        351,223

Provision (benefit) for income taxes                     (302,000)        (85,000)       (264,000)        315,000
                                                     ------------    ------------    ------------    ------------

Net income (loss)                                    $ (6,915,685)   $   (267,664)   $ (7,199,772)   $     36,223
                                                     ============    ============    ============    ============


Basic and diluted weighted
   average shares outstanding                           6,161,664       6,161,664       6,161,664       5,797,727
                                                     ============    ============    ============    ============

Basic and diluted net income (loss) per share        $      (1.12)   $      (0.04)   $      (1.17)   $       0.01
                                                     ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated financial statements.

Tekgraf, Inc.
Consolidated Statements of Cash Flows

                                                                            Nine Months Ended
                                                                               September 30,
                                                                        1999                   1998
                                                                        ----                   ----
                                                                               (Unaudited)
Cash flows from operating activities:
Net income (loss)                                                    $(7,199,772)          $    36,223
                                                                     -----------           -----------
Adjustments to reconcile net income (loss) to
   net cash used in operating activities:
   Provision for doubtful accounts receivable                            280,845               281,210
   Provision/writedown of inventory                                      252,996               157,425
   Depreciation                                                          240,576               155,244
   Amortization and impairment of goodwill                             6,678,453               443,619
   Gain on sale of Prisym                                                (32,000)
   Deferred taxes                                                       (204,250)             (214,009)
   Changes in assets and liabilities, net of acquisitions:
     Accounts receivable                                              (1,609,876)           (1,484,070)
     Inventories                                                      (1,804,131)           (1,000,900)
     Prepaid expenses and other assets                                    83,323              (630,740)
     Accounts payable and accrued expenses                             2,388,732            (1,893,071)
     Deferred income and contract obligation                             494,914
     Income taxes                                                       (306,871)             (101,297)
                                                                     -----------           -----------
Total adjustments                                                      6,462,711            (4,286,589)
                                                                     -----------           -----------
Net cash used in operating activities                                   (737,061)           (4,250,366)
                                                                     -----------           -----------
Cash flows from investing activities:
Purchase of property and equipment                                    (1,238,375)             (394,241)
Proceeds from sale of Prisym                                             979,239
Cash paid for acquisitions, including overdrafts
  acquired from acquisitions and acquisition costs                      (538,931)           (1,798,166)
                                                                     -----------           -----------
Net cash used in investing activities                                   (798,067)           (2,192,407)
                                                                     -----------           -----------
Cash flows from financing activities:
Net proceeds from credit facility                                      1,783,742                 7,152
Repayment of debt                                                                              (18,207)
Repayment of advance to stockholders
   and related entities                                                                       (246,956)
Payment to stockholder for excess net asset value                                             (249,518)
Payments received from stockholders for deficient
    net asset values                                                     459,262               177,742
Repayment of acquired companies' loans                                                      (1,984,322)
Proceeds from acquired companies' line of credit facilities                                    246,359
Payment of stock issuance cost                                                                 (56,630)
                                                                     -----------           -----------
Net cash provided by (used in) financing activities                    2,243,004            (2,124,380)
                                                                     -----------           -----------
Increase (decrease) in cash and cash equivalents                         707,876            (8,567,153)
Cash and cash equivalents, beginning of period                         1,702,848             8,600,339
                                                                     -----------           -----------
Cash and cash equivalents, end of period                             $ 2,410,724           $    33,186
                                                                     ===========           ===========

Supplemental non-cash investing and financing activities:

          Fair value of stock issued                                                       $ 2,030,362
          Cash paid in connection with acquisitions                  $   400,000             1,415,000
          Other acquisition costs                                        138,931               212,000
          Fair value of liabilities assumed                            3,817,604             6,923,314
          Fair value of assets acquired                               (4,356,535)           (7,758,314)
                                                                     -----------           -----------
Goodwill                                                             $                     $ 2,822,362
                                                                     ===========           ===========


The accompanying notes are an integral part of these consolidated financial statements.

Tekgraf, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accounting and reporting policies of Tekgraf, Inc. ("Tekgraf" or the "Company") conform to generally accepted accounting principles. Except for the December 31, 1998 consolidated balance sheet, the financial statements presented herein are unaudited but reflect all adjustments which, in the opinion of management, are necessary for the fair presentation of the consolidated financial position, results of operations and cash flows for the interim periods presented. All adjustments reflected in the interim financial statements are of a normal recurring nature. Such financial statements should be read in conjunction with the financial statements and notes thereto and the report of independent accountants included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The year end balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 1999 presentation.


2.  Net Income (Loss) Per Common Share

Basic and diluted net income (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period. There were no common share equivalents during any of the periods presented. At September 30, 1999, the basic and diluted weighted average shares exclude the escrow shares and were determined as follows:

Shares outstanding from beginning of period                  6,328,331
Weighted average escrow shares                                (166,667)
                                                            ----------
         Basic and diluted weighted average shares           6,161,664
                                                            ==========

3.  Acquisitions

Effective April 1, 1999, the Company completed the acquisition of the U.S. and Canadian service businesses and the worldwide parts business of Calcomp Technology, Inc. (the "Services Acquisition") for $400,000 in cash and the assumption of certain liabilities. The assets acquired and liabilities assumed were consummated through the formation of a wholly owned subsidiary, Calgraph Technology Services, Inc. These businesses provide the field maintenance and repair of the Calcomp printers and other products in the U.S. and Canada and is the source for Calcomp printer parts and components to successors of Calcomp's service divisions outside the U.S. and Canada. The acquisition was accounted for as a purchase and the acquired assets and assumed liabilities have been included in the accompanying financial statements as of September 30, 1999 based upon preliminary estimates. Evaluations of fair values of the assets acquired and the liabilities assumed are in process and the final purchase price allocation could differ from these estimates and assumptions.

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

On March 25, 1999, effective February 28, 1999, the Company sold its ownership interest in Prisym Technologies, Inc. of Georgia ("Prisym" or the "1999 Disposition"), its 60% owned subsidiary, to the other shareholder of Prisym.

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

The following unaudited pro forma summary combines the consolidated results of the Company as if the 1998 Acquisitions, the Services Acquisition and the 1999 Disposition had occurred as of January 1, 1998. The pro forma summary gives no effect to any efficiencies or additional costs that might have occurred, if any, had the companies actually been combined for the entire period presented. The pro forma summary does not purport to represent what the Company's results of operations would have actually been if the 1998 Acquisitions and the Services Acquisition had occurred as of January 1, 1998 or to project the Company's results of operations for any future period. Note that the 1998 Acquisitions previously operated as closely held businesses. Additionally, the Services Acquisition previously operated as part of a significantly larger corporation, therefore the overhead has been estimated based upon the actual expenses incurred since the date of acquisition as the historical statements did not include actual expenses incurred for the specific assets acquired and liabilities assumed. The unaudited proforma data below also includes the impairment of goodwill and restructuring charges and other expenses (as described in Note 4) recorded in the third quarter of 1999.


                                                             Three Months                               Nine Months
                                                          Ended September 30,                       Ended September 30,
                                                      1999                 1998                    1999                 1998
                                                      ----                 ----                    ----                 ----
Statement of Operations Data:                                 (Unaudited)                                 (Unaudited)
Net sales                                        $ 28,362,793           $ 27,854,060          $ 83,126,795          $85,740,306
Gross profit                                        4,459,557              4,323,905            13,484,427           13,845,081
Income (loss) from operations                      (7,155,566)              (465,304)           (7,387,895)              66,722
Income (loss) before taxes                         (7,217,685)              (378,036)           (7,431,221)             513,199
Net income (loss)                                  (6,915,685)              (293,036)           (7,179,590)              49,225
Basic and diluted income (loss) per share               (1.12)                 (0.05)                (1.17)                0.01
Weighted average shares outstanding                 6,161,664              6,161,664             6,161,664            6,161,664

4.  Impairment of Goodwill and Restructuring Charges and Other Expenses

Management of the Company, since each of the respective acquisitions, has continually reviewed the impairment and potential recoverability of the goodwill, as events and changes in circumstances have warranted, to determine whether or not any of the goodwill associated with the acquisitions has been impaired. In the third quarter of 1999, in light of several factors including the continued change in the manner in which acquired assets are being utilized and the history and forecasted amounts of the related acquisitions, the Company has reviewed and completed an analysis and determined that $6,193,318 of the unamortized goodwill is impaired and therefore not recoverable, resulting in a writedown in the third quarter statement of operations.

In connection with the acquisitions, many functions formerly performed in regional offices have been in transition and have been consolidated and centralized, resulting in certain office or warehouse locations no longer being necessary to the Company's business operations. Accordingly, $230,000 has been charged to operations in the third quarter related to these leased premises no longer in use. Additionally, associated with the related centralization and consolidation and as part of management's overall strategic plan, certain costs have been incurred related to these acquisitions, including employee severance, and these costs, amounting to $617,061, have been combined with the above described amount and are reflected as Restructuring Charges and Other Expenses in the third quarter statement of operations.

5.  Income Taxes

The Company's effective tax rate was 4.2% and 24.1% for the three months ended September 30, 1999 and 1998, respectively. The difference between the Company's effective and statutory tax rates for 1999 and 1998 was primarily due to the amortization of non-deductible goodwill and state taxes, net of the federal benefit.

6.  Segment Information

The Company's operations were previously classified into two business units: graphics and technology. With the acquisition of the U.S. and Canadian service businesses and the worldwide parts business of Calcomp Technology, Inc., the Company has an additional services business unit. These business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made. The following segment information is for the three and nine months ended September 30, 1999, respectively:

                                               Three Months              Nine Months
                                            Ended September 30,      Ended September 30,
                                                  1999                     1999
                                                  ----                     ----
Net sales:
  Graphics                                     $ 24,655,777           $ 71,912,607
  Technology                                      1,947,440              6,410,958
  Services                                        1,759,576              3,303,261
                                               ------------           ------------
        Total net sales                        $ 28,362,793           $ 81,626,826
                                               ============           ============

Operating income (loss):
  Graphics (1)                                 $ (6,370,914)          $ (5,608,937)
  Technology                                         65,993                147,471
  Services                                           48,871               (152,301)
  Corporate (2)                                    (899,516)            (1,796,179)
                                               ------------           ------------
        Total operating income (loss)          $ (7,155,566)          $ (7,409,946)
                                               ============           ============

                                                                   September 30, 1999
                                                                   ------------------
Identifiable assets:
  Graphics                                                            $ 21,820,304
  Technology                                                             1,367,134
  Services                                                               3,974,568
  Corporate                                                             11,140,775
                                                                      ------------
        Total identifiable assets                                     $ 38,302,781
                                                                      ============

    Corporate operating income (loss) includes overhead and special charges related to the consolidated Company.

(1) The operating income (loss) includes the impairment of goodwill of $6,193,318 and restructuring charges and other expenses of $330,000.

(2) The operating income (loss) includes restructuring charges and other expenses of $517,061.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This report contains statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements appear in a number of places in this report and include all statements that are not historical fact and that relate to the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:
(i) the Company's financing plans, including the Company's ability to obtain financing in the future; (ii) trends affecting the Company's financial condition or results of operations, including those related to Year 2000 issues; (iii) the Company's growth strategy and operating strategy; (iv) the Company's anticipated capital needs and capital expenditures; (v) projected outcomes and any effects on the Company of any litigation or investigations concerning the Company; and
(vi) the potential impact of changes to, additions of or losses of distribution agreements with manufacturers. When used in this report, the words "expects," "intends," "believes," "anticipates," "estimates," "may," "could," "should," "would," "will," "plans," "continue," and other similar expressions and variations thereof are intended to identify forward-looking statements. Investors are cautioned that any such forward-looking statements are not guarantees of future performance, that such statements involve risks and uncertainties, and that actual results, performance or developments could differ materially from those implied by such forward-looking statements as a result of known and unknown risks and other factors, including those described from time to time in the Company's filings with the Securities and Exchange Commission under the heading "Risk Factors" and elsewhere, which should be read in conjunction with this document. Among such factors are risks relating to the integration of past acquisitions, competition and pricing pressures, dependence on acquiring and maintaining distribution arrangements with manufacturers, dependence on certain suppliers and economic conditions.

OVERVIEW

The Company is engaged in the distribution, manufacture, configuration, and servicing of computers and computer peripherals, hardware and software. The Company commenced operations in February 1993 as Crescent Computers, Inc., for the purpose of engaging in the manufacture of custom or "made-to order" premium servers and network workstations under the brand name "Crescent Computer," now marketed as "Tekgraf Systems." In December 1994, the Company acquired a controlling interest in Prisym

Technologies, Inc. of Georgia ("Prisym"), an authorized reseller of equipment manufactured by Digital Equipment Corporation.

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

On July 31, 1998, the Company reincorporated from Delaware to Georgia by merging into a wholly-owned subsidiary that had been incorporated in Georgia for the purpose of carrying out the reincorporation. Contemporaneously with the merger, the subsidiary changed its name to Tekgraf, Inc. On March 25, 1999, effective February 28,1999, the Company sold its controlling interest in Prisym.

Effective April 1, 1999, the Company completed the acquisition of certain assets of Calcomp Technology, Inc. (the "Services Acquisition"). The acquired assets consist of those assets used in Calcomp's U.S. and Canadian service businesses and its worldwide parts business. The Company paid $400,000 in cash and assumed certain liabilities of Calcomp as consideration for the acquired assets. The U.S and Canadian service businesses primarily involve the field maintenance and repair of Calcomp printers and plotter products in the U.S. and Canada. The worldwide parts business involves the supply of Calcomp printer parts and components to successors of Calcomp's service divisions outside the U.S. and Canada.


RESULTS OF OPERATIONS

Net sales. Net sales increased $2.0 million, or 7.7%, to $28.4 million for the three months ended September 30, 1999 compared to $26.3 million for the quarter ended September 30, 1998. Of the increase, $2.0 million was due to increased market penetration and internal growth in the Graphics Division and $1.8 million was attributable to the Services Acquisition that occurred on April 1, 1999. These increases were offset by a decrease in Technology Division revenues of $1.8 million, with the decrease attributable to the sale of Prisym, which was effective February 28, 1999. Accordingly, there were no revenues from Prisym in the third quarter of 1999 as compared to $1.5 million in 1998. Net sales increased $10.9 million, or 15.5%, to $81.6 million for the nine months ended September 30, 1999 compared to $70.7 million for the nine months ended September 30, 1998, primarily due to the 1998 Acquisitions that occurred in April and May of 1998 that were included for the entire nine months of

1999, the Services Acquisition and increased market penetration and internal growth of the Graphics Division offset by a decrease in Technology Division revenues of approximately $4.8 million, primarily as a result of the sale of Prisym.

Gross Profit. Gross profit increased $484,000, or 12.2%, to $4.5 million for the three months ended September 30, 1999 compared to $4.0 million for the 1998 quarter. Gross margin as a percentage of sales increased to 15.7% for the third quarter of 1999 compared to 15.1% for the same period in 1998. The slight increase in the gross margin percentage was primarily due to the relatively consistent sales volume associated with the channels business, slightly higher sales volume associated with the Point-of-Purchase digital signage business and the addition of a higher gross margin percentage associated with the Services Acquisition. The gross margin percentages for the nine months ended September 30, 1999 and 1998 also remained relatively consistent at 15.8% and 15.6%, respectively.

SG&A Expenses. SG&A expenses increased $122,000, or 2.9%, to $4.3 million for the three months ended September 30, 1999 compared to $4.2 million for the three months ended September 30, 1998. Of the increase, $590,000 was attributable to the Services Acquisition, offset by a decrease of $218,000 from having sold Prisym during the first quarter of 1999, with the remainder of the decrease due to efficiencies recognized during the 1999 quarter and certain severance costs recognized in the 1998 quarter. SG&A expenses for the nine months ended September 30, 1999 as compared to the same period in 1998 increased $2.1 million, primarily due to the net change described above for the quarter and approximately $600,000 from the 1998 Acquisitions not being included in the first quarter and for a portion of the second quarter of 1998 and increased commissions on increased sales and costs associated with internal growth of the Company.

Impairment of Goodwill and Restructuring Charges and Other Expenses. Management of the Company, since each of the respective acquisitions, has continually reviewed the impairment and potential recoverability of the goodwill, as events and changes in circumstances have warranted, to determine whether or not any of the related goodwill associated with the acquisitions has been impaired. In the third quarter of 1999, in light of several additional factors including the continued change in the manner in which acquired assets are being utilized and the history and forecasted amounts of the related acquisitions, the Company has again reviewed and has completed an analysis and determined that $6,193,318 of the unamortized goodwill is impaired and therefore not recoverable, resulting in a writedown in the third quarter statement of operations. Also, in connection with the acquisitions, many functions formerly performed in regional offices have been in transition and have been consolidated and centralized resulting in certain office or warehouse locations no longer being necessary to the Company's operations. Accordingly, $230,000 has been charged to operations in the third quarter of operations related to these leased premises no longer in use. Additionally, associated with the related centralization and consolidation and as part of management's overall strategic plan, certain costs have been incurred related to these acquisitions, including employee severance, and these costs, amounting to $617,061, have been combined with the above described amount and are reflected as Restructuring Charges and Other Expenses in the third quarter statement of operations.

Income (loss) from Operations. The operating loss, excluding the goodwill impairment and the restructuring charges and other expenses, decreased $306,000 to a loss of $(115,000) for the third quarter of 1999 compared to an operating loss of $(421,000) for the comparable 1998 quarter. Operating income, excluding the goodwill impairment and the restructuring charges and other expenses, decreased to a loss of $(370,000) for the nine months ended September 30, 1999 as compared to income of $20,000 for the nine months ended September 30, 1998, primarily due to the reasons described in the preceding paragraphs. Additionally, income from operations, excluding the goodwill impairment, was reduced by $162,000 and $161,000 for the quarters ended September 30, 1999 and 1998, respectively, and $485,000 and $444,000 for the nine months ended September 30, 1999 and 1998, respectively, related to the amortization of goodwill.

Provision for Income Taxes. The Company's effective tax rate was 4.2% and 24.1% for the three months ended September 30, 1999 and 1998, respectively. The effective tax rate for the nine months ended September 30, 1999 and 1998 was 3.5% and 89.7%, respectively. The difference between the Company's effective and statutory rates for 1999 and 1998 was primarily due to the amortization of non-deductible goodwill and state taxes, net of the federal benefit.


Pro Forma Combined Financial Information

The 1998 Acquisitions described previously have a significant impact on the comparisons of operating results for 1999 and 1998, due to the fact that the operating results of the 1998 Acquisitions were not included for the first quarter of 1998 and a portion of the second quarter of 1998. The comparisons are also affected by the Services Acquisition, for which the results of operations have only been included from the acquisition date, April 1, 1999. Therefore, in addition to the historical comparisons for the three and nine months ended September 30, 1999 and 1998, the Company has included the unaudited pro forma statements of operations for the three and nine months ended September 30, 1999 and 1998 as if the 1998 Acquisitions and the Services Acquisition had occurred on January 1, 1998.

The 1999 and 1998 unaudited pro forma data below also gives no effect to any efficiencies or additional costs that might have occurred, if any, had the 1998 Acquisitions and the Services Acquisition actually been combined for the periods presented. Note that the 1998 Acquisitions previously operated as closely held businesses. Additionally, the Services Acquisition previously operated as part of a significantly larger corporation, therefore the overhead has been estimated as the historical statements did not include actual expenses incurred for the specific assets acquired and liabilities assumed. The pro forma statements of operations data is not intended to be indicative of future operations, but rather for a better understanding of the Company on a comparative basis. A discussion and analysis of the pro forma results, given the above qualifications, is not considered meaningful and is therefore not presented. The unaudited proforma data below also includes the impairment of goodwill and restructuring charges and other expenses (as described in Note 4) recorded in the third quarter of 1999.



                                                              Three Months                              Nine Months
                                                            Ended September 30,                       Ended September 30,
                                                       1999                   1998                  1999               1998
                                                       ----                   ----                  ----               ----
Statements of Operations Data:                                 (Unaudited)                                 (Unaudited)
Net sales                                          $ 28,362,793           $ 27,854,060           $ 83,126,795       $85,740,306
Cost of goods sold                                   23,903,236             23,530,155             69,642,368        71,895,225
Gross profit                                          4,459,557              4,323,905             13,484,427        13,845,081
Operating expenses:
     Selling, general and administrative              4,302,251              4,533,535             13,099,232        13,116,163
     Depreciation and amortization                      272,493                255,674                732,711           662,196
     Impairment of goodwill                           6,193,318                                     6,193,318
     Restructuring charges and other expenses           847,061                                       847,061
Income (loss) from operations                        (7,155,566)              (465,304)            (7,387,895)           66,722
Income (loss) before taxes                           (7,217,685)              (378,036)            (7,431,221)          513,199
Provision (benefit) for income taxes                   (302,000)               (85,000)              (251,631)          463,974
Net income (loss)                                    (6,915,685)              (293,036)            (7,179,590)           49,225
Basic and diluted income (loss) per share          $      (1.12)          $      (0.05)          $      (1.17)      $      0.01
Weighted average shares outstanding                   6,161,664              6,161,664              6,161,664         6,161,664

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

Since inception, the Company has financed its operations through a combination of cash flows from operations, bank borrowings, equity capital, and, following completion of the Company's initial public offering in November 1997, the net proceeds from that offering. The Company's capital requirements have arisen primarily in connection with acquisitions, growth in revenue and the purchase of fixed assets. A key element of the Company's strategy is to continue to evaluate opportunities to expand through acquisitions of companies engaged in the distribution and/or marketing of computers and/or computer hardware, software and peripherals and related complementary businesses. Any such acquisitions may require additional capital, although there can be no assurance that any additional acquisitions will be completed.

In July 1998, the Company entered into a Loan and Security Agreement (the "Agreement") with a bank that provides for an outstanding line of credit in the amount of $7.5 million. Outstanding advances under the Agreement bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 2.75%, that corresponds to a range of the Company's debt to net worth ratio from 1:1 to 2:1. Pursuant to the terms of the Agreement, the Company has pledged accounts receivable, inventory and equipment as collateral. During the nine months ended September 30, 1999, the Company borrowed and repaid approximately $4.5 million and $2.7 million, respectively, under this credit facility.

The Company has limited unused sources of capital. As of September 30, 1999 and 1998, the Company had net working capital of approximately $10.8 million and $11.8 million, respectively. Management has undertaken steps to address the Company's ongoing cash requirements including concentrating the Company's market focus, identifying additional operational and administrative efficiencies, and actively managing working capital. The Company believes that its available funds together with its current and anticipated credit facilities will be adequate to satisfy its current and planned operations, including restructuring accruals, for at least the next 12 months.

For the nine months ended September 30, 1999, the Company used approximately $737,000 in cash from operating activities. The cash used in operations resulted primarily from the increase in acccounts receivable of $1.6 million and the increase in inventories of $1.8 million offset by the increase in accounts payable and accrued expenses of $2.4 million, including approximately $800,000 in restructuring charges. The change in accounts receivable was attributable to the timing of collections. Additionally, these changes were due to the Company stocking for anticipated sales and an increase in the accounts payable associated with the increase in inventory. The Company's cash flows from operations has been and continues to be affected primarily by the timing of the collection of accounts receivable, its inventory levels and the timing of its payments of outstanding invoices.

For the nine months ended September 30, 1999, the Company used cash in investing activities of approximately $798,000 primarily due to the sale of Prisym, with proceeds of $979,000, offset by the purchase of property and equipment of $1.2 million, which consisted of capital improvements related to the Services Acquisition and additional purchases related to the new MIS system, offset by the cash paid for the Services Acquisition of $400,000, including acquisition costs of $139,000.

Cash provided by financing activities for the nine months ended September 30, 1999, was attributable to payments received from stockholders for deficient net asset values, as discussed previously, and net proceeds of $1.8 million in debt received under the Company's credit facility.

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

Cash used in financing activities for the nine months ended September 30, 1998, resulted from the repayment of advances from stockholders and related entities, loaned to the Company prior to the initial public offering, of $247,000, and the repayment of the acquired entities' existing lines of credit of $2.0 million. These amounts were partially offset by proceeds received of $246,000 under an acquired entity's existing line of credit and the receipt of $178,000 from stockholders for deficient net asset values. The acquired entity's outstanding line of credit was paid in full in July of 1998 and the facility was terminated.

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

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could adversely and materially affect the Company's results of operations, liquidity and financial condition. The Company believes that, with the completion of the management information systems project, the possibility of significant interruptions of normal operations should be reduced, although the Company can provide no assurance to that effect. In the event that any of the Company's outside vendors or customers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with alternate suppliers or new customers, the Company's business or operations could be materially and adversely affected.

Transfer to the Nasdaq SmallCap Market

On November 10, 1999, the Nasdaq Stock Market ("Nasdaq") notified the Company of its determination to transfer the listing of the Company's Class A Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market effective the opening of business November 15, 1999. Listing on the Nasdaq SmallCap Market is contingent upon the successful completion of an application, which the Company is currently preparing, and a Nasdaq review process. The Nasdaq has already determined that if the Company's bid price failed to close at or above $1.00 per share during the course of its review of the application, the Company would be placed under a 90-day exception to the bid price requirement. If the Company fails to comply with the terms of this exception, the Class A Common Stock will be delisted from the Nasdaq. The Company believes that it will be able to comply with the Nasdaq SmallCap Market listing requirements and the Company is considering what steps can be taken to enable it to be reconsidered for listing on the Nasdaq National Market. No assurances can be made that the Company will be successful in maintaining its listing on the Nasdaq. If delisted from the Nasdaq, the delisting could have an adverse and material effect on the Company's stock price, the ability of the Company's shareholders to sell their shares, and on the Company's ability to obtain additional debt and/or equity financing.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.



                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K


      (a)  Exhibits.

           The following exhibits are filed as part of this Report.

                  Exhibit
                  Number         Description
                  ------         -----------
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


                                    TEKGRAF, INC.
Date: November 12, 1999
                                    By: /s/ William M. Rychel
                                    ------------------------------------------
                                    Name:     William M. Rychel
                                    Title:    Interim Chief Executive Officer
                                              (Principal Executive Officer)



Date: November 12, 1999             By: /s/ W. Jeffrey Camp
                                    -------------------------------------------
                                    Name:     W. Jeffrey Camp
                                    Title:    Chief Financial Officer
                                              (Principal Financial and
                                              Accounting Officer)

                                INDEX OF EXHIBITS


The following exhibits are filed as part of this Report.

Exhibit
Number       Description
-------      -----------

11.1         Statements of Computation of Earnings Per Share.

27.1         Financial Data Schedule. (for SEC use only)