Form 10-K
period 1999-12-31
TEKGRAF INC
filed 2000-03-28
CIK 1044167

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                   FORM 10-K

 (MARK ONE)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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

           980 CORPORATE WOODS PARKWAY, VERNON HILLS, ILLINOIS 60061

          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

                                 (847) 913-5888
              (Registrant's telephone number, including area code)

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No [ ]:

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $11,879,610 at March 21, 2000.

     The number of shares of Class A Common Stock outstanding as of March 21, 2000 was 6,328,331.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Definitive Proxy statement for the 2000 Annual Meeting of Stockholders of Tekgraf, Inc. are incorporated by reference into Part III of this Report.

-------------------------------------------------------------------------------

                                 TEKGRAF, INC.
                               TABLE OF CONTENTS

ITEM                                                                                             PAGE
----                                                                                             ----
PART I

1. Business..........................................................................................3

2. Properties.......................................................................................17

3. Legal Proceedings................................................................................18

4. Submission of Matters to a Vote of Security Holders..............................................18

PART II

5. Market for the Company's Common Equity and Related
               Stockholder Matters..................................................................19

6. Selected Financial Data..........................................................................21

7. Management's Discussion and Analysis of Results of
               Operations and Financial Condition...................................................22

7A. Quantitative and Qualitative Disclosures About
               Market Risks.........................................................................31

8. Financial Statements and Supplementary Data......................................................31

9. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure..................................................31

PART III

10. Directors and Executive Officers of the Company.................................................31

11. Executive Compensation..........................................................................31

12. Security Ownership of Certain Beneficial Owners and
               Management...........................................................................32

13. Certain Relationships and Related Transactions..................................................32

PART IV

14. Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K.............................................................................32
      Signatures....................................................................................36
      Index of Exhibits............................................................................E-1

                                     PART I


ITEM 1.  BUSINESS.

OVERVIEW/HISTORY

The Company is a value-added solutions provider for advanced computer graphics technologies with sales and technical support throughout North America. The Graphics Division specializes in the wholesale distribution of computer graphics technologies. In addition, the Graphics Division offers turnkey systems to retail and manufacturing customers who wish to produce high-resolution, full color posters, banners and other custom signage. The system includes a wide format inkjet printer, sign-making software, consumables, technical and field maintenance support. The Tekgraf Technology Systems Division is engaged in the manufacture, sale, distribution and support of the Tekgraf Systems line of special purpose Intel-based NT workstations and servers. CalGraph Technology Services, Inc., a wholly owned subsidiary of Tekgraf, Inc., provides maintenance and technical support services in the U.S. and Canada and supplies parts for the Calcomp printer products and other third party manufacturers on a worldwide basis.

The Company commenced operations in February 1993 as Crescent Computers, Inc., for the purpose of engaging in the manufacture of custom or "made-to order" premium servers and network workstations under the brand name "Crescent Computer", now marketed as "Tekgraf Systems". In December 1994, the Company acquired a controlling interest in Prisym Technologies, Inc. of Georgia ("Prisym"), an authorized reseller of equipment manufactured by Digital Equipment Corporation (a "DEC Reseller"). On March 25, 1999, the Company sold its controlling interest in Prisym with an effective date of February 28, 1999.

In June 1997, the Company completed the acquisition of all of the outstanding capital stock of five regional distributors of computer graphics products: G&R Marketing, Inc. ("G&R"), Microsouth, Inc. ("Microsouth"), tekgraf, inc. ("tekgraf"), Computer Graphics Distributing Company ("CGD"), and Tekgraf Northwest, Inc. (formerly Intelligent Products Marketing, Incorporated) ("Tekgraf Northwest"), which included IG Distribution, Inc. (collectively, the "1997 Acquisitions") in exchange for an aggregate of 2,192,000 shares (giving effect to the Company's 400-for-1 stock split and recapitalization in June 1997 and its .83333325-for-one stock split in October 1997) of Class B Common Stock of the Company. In acquiring these companies, with offices outside Chicago, Atlanta, Houston, Washington D.C. and San Francisco, the Company increased both its geographic presence and business scope. Subsequent to the 1997 Acquisitions, the Company reincorporated under the laws of the State of Delaware by merging into a wholly owned Delaware subsidiary and changed its name to Tekgraf, Inc. In connection therewith, the Company reorganized its operations into two divisions: the Graphics Division, a wholesale distribution network of high-end computer graphics products; and the Tekgraf Technology Systems Division, which is engaged in the manufacture, sale and support of the Tekgraf System, and the distribution of related components.

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

Contemporaneously with the merger, Tekgraf Reincorporation Subsidiary changed its name to Tekgraf, Inc. On March 25, 1999, the Company sold its controlling interest in Prisym with an effective date of February 28, 1999.

Effective April 1, 1999, the Company completed the acquisition of the U.S. and Canadian service businesses and the worldwide parts business of Calcomp Technology, Inc. (the "Services Acquisition" or "CalGraph") for $400,000 in cash and the assumption of certain liabilities. The assets acquired and liabilities assumed were consummated through the formation of a wholly owned subsidiary, CalGraph Technology Services, Inc. CalGraph provides field maintenance and repair of the Calcomp printers and other products in the U.S. and Canada and is the worldwide source for Calcomp printer parts and components to successors of Calcomp's service divisions outside the U.S. and Canada.

STRATEGY

The Company anticipates that it will be able to expand its operations through internal growth of each of its operating divisions. The Company's overall business strategy is to be a value-added solutions provider for advanced computer graphics technologies. The Company provides turnkey Digital Point of Purchase Signage (POP) systems in various vertical niche markets. The Company intends to develop Original Equipment Manufacturers (OEM) relationships with manufacturers that need sales, marketing, technical support, and maintenance capability in the North American market.

Management is engaged in an on-going examination and revision of the Company's Internet strategy, and has taken steps to ensure that the Company will be able to provide its customers and suppliers with internet-based informational and transactional capabilities.

The Company intends to pursue strategic acquisitions of complementary businesses that support the business strategy and adds value to our customers and shareholders. The Company intends to focus its acquisition activities on profitable companies that support vertical market solutions within niche markets in which it has developed expertise and specialized knowledge and where sales, marketing and operational synergies are available through the business combination. There can be no assurance that the Company's acquisition program will be successful, that the acquisition of other companies will be completed or that, if completed, any companies acquired will be profitable or will contribute revenues to the Company.

THE COMPANY'S DIVISIONS AND PRODUCTS

The Company consists of three operating segments: the Graphics Division, the Tekgraf Technology Systems Division and CalGraph Technology Services, Inc., a wholly owned subsidiary of Tekgraf, Inc. "See Note 14 of Notes to Consolidated Financial Statements for segment financial information".

THE GRAPHICS DIVISION

GENERAL

The Graphics Division specializes in the wholesale distribution of computer graphics technologies. In addition, the Graphics Division offers turnkey systems to retail and manufacturing customers who wish to produce high-resolution, full color posters, banners and other custom signage. The system includes a wide format inkjet printer, sign-making software, consumables, technical and field maintenance support.

With the addition of the 1998 Acquisitions, the Graphics Division is in a position to provide computer graphics manufacturers with a nationwide distribution channel and the value-added benefit of local technical sales and support personnel. With the addition of the CalGraph Technology Services, Inc. acquisition in 1999, the Company is in a position to develop OEM Relationships with manufacturers that need a nationwide sales, marketing, technical and field maintenance organization. See "Customers, Sales and Marketing."

A core motivation for the 1998 and 1997 Acquisitions was the pre-existing relationships among such companies and their principals. The desire to provide manufacturers with national sales and marketing programs fostered close cooperation among these regional wholesale distributor firms, ultimately leading to the formation of two trade associations, the David Group and the Vision Group. The purpose of these prior associations was to facilitate joint marketing and promotion, product line acquisitions, the sharing of technical resources and sales strategies, and the transfer of excess inventory. All of the companies that make up the Graphics Division are current or former members of one or both of such trade associations.

During the years ended December 31, 1999 and 1998, the revenues of the Graphics Division accounted for 87.4% and 85.3%, respectively, of the Company's total revenues. The operating profit (loss) of the Graphics Division for these same periods accounted for (96.3%) and 95.3%, respectively, of the Company's operating profit (loss). The identifiable assets of the Graphics Division accounted for 59.4% and 58.1% of the Company's total identifiable assets as of December 31, 1999 and 1998, respectively.

PRODUCTS AND MARKETS

The Graphics Division sells and supports products in the Digital Point of Purchase Signage (POP), large format display graphics, digital pre-press, presentation graphics, color desktop publishing, digital imaging, electronic drawing management, computer-aided design and other emerging computer graphics technologies markets.

The Company provides value-added sales, marketing, fulfillment, and logistics support and field maintenance capability for more than 30 manufacturers of a broad array of complex computer graphics hardware and software, including

Agfa Division of Bayer Corporation, Barco Graphics, Electronics For Imaging
(EFI), Encad, Inc., Epson America, Inc., Hewlett Packard, Hunt Graphics (Seal), Mitsubishi Electronics America, Inc., Scitex America Corporation, Tektronix, Inc., 3M and Vidar Systems Corporation. Among the products the Graphics Division distributes and sells are production-grade color scanners, digital cameras, color laser printers, color-calibrated monitors, color management software and accessories, raster image processors (RIPs), wide-format ink jet printers, wide-format digital scanners, pre-press software, digital film image setters, color proofers, mass storage devices and the consumable products used in many of such products.

The Company's agreements with manufacturers are generally non-exclusive, provide for wholesale distribution to dealers and resellers in specified geographic territories and are terminable by either party without cause on 30 or 60 days notice.

The Graphics Division intends to continue to operate in the following four vertical markets:

         -        Digital Point of Purchase Signage (POP)
         -        Display Graphics
         -        Digital Pre-Press
         -        Electronic Drawing Management Systems (EDMS)

DIGITAL POINT OF PURCHASE SIGNAGE (POP). For many years, retailers have utilized POP, sometimes referred to as Point of Sale (POS) signage, to promote products and services to consumers. Typically, that signage has been produced using manual methods (chalkboards, markers, etc.) by in-store personnel, or printed at a central corporate location using standard lithography printing methods and distributed to retail stores.

Recent advances in software and hardware have created a new market for customized POP signage using display graphics printers, software and media. This technology allows a retailer to quickly and easily create, print and display retail signs that are more responsive to their needs.

During 1998, as part of the Company's key strategic objectives, the Company was engaged by a major beverage manufacturer to design, implement, and support a customized POP sign-making system which allows the beverage manufacturer to quickly make POP signs without the use of highly trained, dedicated personnel. The Company provides product research and development, training, installation, and technical support for the beverage manufacturers' distributor customers, and provides outsource fulfillment of inks and media used in the sign-making process.

Through its internal Strategic Solutions Group, the Company has expanded the digital point of purchase signage business by introducing a national initiative designed to engage up to 40 resellers in 2000. In partnership with some strategic Value Added Reseller ("VAR") customers and suppliers, the Company will attempt to expand its customer base in the POP market to include a wide range of retailers including supermarkets, department stores, drug chains, and large manufacturers of consumer products who rely heavily upon the retail marketplace.

DISPLAY GRAPHICS. A rapidly growing segment of the computer graphics output market is display graphics. Display graphics, or large format graphics, describes a process that allows computer-generated or captured images to be printed in sizes up to 60 inches wide.

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

Products sold to this market include large-format ink-jet printers (Encad, Hewlett Packard), raster image processing software (Amiable Technologies, EFI, Onyx Graphics), lamination systems (Seal Products, a division of Hunt Manufacturing) and a wide range of inks, papers and other specialty media.

DIGITAL PRE-PRESS. Over the last several years, there has been a dramatic shift in the process printing industry from manual, analog production of printed materials to the use of computers. Historically, the production of a printed brochure, magazine or catalog involved numerous manual steps using photographic materials to produce the final press-ready copy.

With rapid advances in software and hardware, much of today's printed materials are produced digitally. The print production process now allows a printed piece to go from concept to imaged printing plate in a fully digital environment. Copy writing, proofing, and revisions all take place on a desktop computer, increasing the speed and efficiency of the pre-press process, and streamlining personnel requirements in the process. The Company believes this market is in a period of rapid transition regarding the manner in which electronics products are delivered to the traditional printing customer. When digital pre-press systems sold for $200,000 per seat (user), most manufacturers used a captive direct sales force to sell to the end-user. Today, the typical seat sells for $20,000, forcing manufacturers to utilize a reseller channel to deliver their products.

The Graphics Division sells input, proofing, networking, color management software and output devices, which are integral parts of a digital pre-press system. These products are typically sold through two classes of resellers: graphic arts dealers, who have traditionally sold film, chemicals, printing plates and other analog pre-press supplies, and graphics VARs, who have specialized in pre-press workflow technologies and the automation of the pre-press process.

ELECTRONIC DRAWING MANAGEMENT SYSTEMS (EDMS). The use of computer-aided design ("CAD") systems in the engineering and architectural community has created workflow problem for those firms that have embraced CAD - what to do with the archive of manually drafted drawings that had accumulated over the years prior to the implementation of CAD systems.

EDMS allow these customers to capture (i.e., scan) paper drawings and store them digitally. When needed, they can be retrieved, annotated, printed or converted to CAD format for further revision. Since most of these functions can be performed using existing CAD workstations or PCs, the cost of converting to EDMS is relatively low, and the demand for such systems is growing dramatically.

The Graphics Division sells all of the components necessary for the installation of an EDMS system, including large format scanners, archiving and manipulation software, optical storage systems and output devices.

CUSTOMERS, SALES AND MARKETING

The Graphics Division's customers are principally VARs and systems integrators ("SIs") as well as, for certain products, retailers, mass merchandisers and direct marketers. VARs typically focus on sales to users in specific vertical markets where the selling organization has unique knowledge and expertise concerning the prospective customer's application. These customers purchase products from the Company and resell them as an integrated solution bundled with installation services and post-sales support. SIs typically purchase products from the Company for further integration into a much larger solution comprised of components from many sources. These solutions typically are very large in scale and may involve an integration contract between the SI and the end-user customer. The Graphics Division utilizes the retail, mass merchant and direct marketing sales channels when product demand is firmly established and a lower cost mechanism of delivery to the end user is warranted.

Currently, the Graphics Division has 24 outside and 18 inside sales representatives and 12 technical support representatives. The Company believes that this constitutes the highest concentration of sales and technical support professionals in the United States devoted to the sales, marketing and support of high-end computer graphics products.

The Company's sales representatives receive commissions based on gross profit on completed sales. During each of the years ended December 31, 1999, 1998 and 1997, compensation paid to outside independent sales representatives amounted to less than 5% of the Company's sales commissions.

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

The Company believes the services offered by the Graphics Division are unique in providing face-to-face sales, marketing and distribution of mid to high-end computer graphics products sold through vertical reseller channels. Typically, products carried by the Graphics Division are relatively complex, requiring technical sales training, product demonstrations, product training, pre-sale and post-sale technical support and immediate product availability. Selling and supporting products in these markets require knowledge of many distinct types of hardware and software as well as communications protocols, networking architecture, file formats, compression techniques and other systems integration issues. Manufacturers of products with such a level of complexity often need to leverage their own limited resources by selling and distributing through reseller organizations. Similarly, reseller organizations are often severely limited in the technical sales and marketing resources they can devote to the sale of specific products. Accordingly, each regional location of the Graphics Division augments both the manufacturer's and the reseller's staff, capitalizing on its ongoing relationships with the local resellers and end user community. Resellers are trained and assisted by Graphics Division staff in all aspects of sales, marketing, distribution and installation of its products.

With the consolidation and centralization of the operations of the 1999, 1998, and 1997 Acquisitions, the Company has established a national distribution network capable of providing nationwide sales, marketing, distribution, and technical and field service support. In addition to the economies of scale, the Company believes that it will be much more cost-effective for certain manufacturers of computer graphics technology and peripheral equipment to utilize the Company as a marketer and service provider of its products than to maintain their own extensive internal sales and service force.

CALGRAPH TECHNOLOGY SERVICES, INC.

GENERAL

CalGraph Technology Services, Inc., a wholly owned subsidiary of Tekgraf, Inc., is a provider of on-site installation support, service and warranty repair, a hot-line technical support services and preventive maintenance services in North America. The business includes the maintenance and repair of the CalComp line of wide-format printer products in the U.S. and Canada and the supply of CalComp printer parts and components to successors of CalComp's service divisions outside the U.S. and Canada. CalGraph has a solid and experienced base upon which to expand into a world-class third-party services provider. CalGraph has formed relationships with other OEM graphics products manufacturers to provide maintenance and repair service operations in the U.S. and Canada. Those OEM manufacturers include Canon and Epson, America.

The U.S. and Canadian service operations include 75 field service technicians and 15 support personnel in the Company's Technical Support Call Center and field dispatch operations in Fullerton, California. Also located in Fullerton are the Company's component repair and refurbishment facilities and parts warehousing.

PRODUCTS AND MARKETS

The addition of the CalGraph business unit allows the Company the opportunity to form business relationships with OEM manufacturers and handle the entire process of bringing a product to market in North America. Tekgraf can establish the sales channel, provide marketing, technical support, installation, and post-sales repairs as well as preventive maintenance.

The market for graphic systems continues to expand and customers typically want to deal with a single vendor that can sell, install, support and service the product after installation. In addition, as the Digital Point of Purchase Signage Market continues to grow, the CalGraph business is an integral part of the total solution. The Company has the ability to offer the customer a turnkey solution, which includes hardware, software, installation, support and field repairs.

CalGraph has installed a state of the art call dispatch and customer service system that allows customers to open and track the status of each service call via the Internet. This system also allows a manufacturer to open a service call remotely on our system through internet-based links.

CUSTOMERS

CalGraph's customers are both OEM manufacturers and end users. Canon U.S.A. and Epson America, Inc. currently utilize CalGraph to provide new product warranty service and repairs for the wide-format ink-jet products that are sold in the U.S. and Canada. The Company is actively engaged in the process of negotiating additional contracts with other OEM manufacturers in the ink-jet, digital pre-press and drawing management markets.

CalGraph also provides after-market preventive maintenance, field service and depot repair services. The majority of customers currently own equipment manufactured by CalComp, Inc. In 1999, no customer represented more than 5% of the revenues of CalGraph Technology Services, Inc.

SALES AND MARKETING

CalGraph's sales and marketing activities are targeted at both classes of customers described above. OEM sales activity is generated through industry referrals, tradeshows and referrals from the Graphics Division.

Sales of after-warranty service contracts are pursued through telemarketing activities, direct mail advertising and OEM referrals.

THE TEKGRAF TECHNOLOGY SYSTEMS DIVISION

GENERAL

The operations of the Tekgraf Technology Systems Division currently consist of the manufacture of the Tekgraf System. The Company custom designs, assembles and sells custom or "made-to-order" premium servers or workstations and related technology to VARs, vertical solution providers, corporations, universities and government entities. See "Customers, Sales and Marketing." The Company also provides services to its customers, including system architecture design, hardware consulting and customer support.

PRODUCTS AND MARKETS

The Tekgraf System is an Intel-based workstation that is assembled in a number of different configurations using standard component parts. Although many of the Tekgraf Systems are based on standard configurations, customization enables the Company to customize and accommodate customer computer needs with respect to storage capacity, speed, price, applications, size, configuration and a range of other considerations that can be accommodated in whole or in part by the selection of appropriate components. The Company provides customers with continuing technical support and assistance in the maintenance and operations of Company purchased products. The Company also works with SIs on network configuration and performs research and implementation of upcoming products, such as Linux.

Tekgraf Systems are currently being used to operate non-sterile heart catheterization diagnostic equipment, as voice mail/auto-attendant controllers, in informational kiosks and in other process-control applications. The Company also sells servers and redundant array of independent disks (RAID) storage systems to VARs and other companies seeking to create Internet web sites, internal networks, graphics and CAD workstations and application servers.

During the years ended December 31, 1999 and 1998, the revenues of the Tekgraf Technology Systems Division accounted for 7.7% and 14.7%, respectively, of the Company's total revenues. The operating profit of the Technology Division for these same periods accounted for 0.3% and 4.7%, respectively, of the Company's operating profit. The identifiable assets of the Technology Division accounted for 3.2% and 5.6% of the Company's identifiable assets as of December 31, 1999 and 1998, respectively.

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

The Company currently obtains its motherboards (a primary component of the workstation) from two sources. Certain of the Company's file server products incorporate a motherboard, which is currently purchased from a sole supplier. Historically, the Company has been able to obtain adequate supplies of this component and does not anticipate any related sourcing problems; the inability in the future to obtain sufficient numbers of such components or to develop alternative sources could result in delays in product introductions or shipments. Such delays could have an adverse effect on the Company's results of operations. The Company plans to attempt development of additional alternative sources to limit any adverse impact on the Company's results of operations.

The Company has established a comprehensive testing and qualification program to ensure that all subassemblies meet the Company's specifications and standards before final assembly and testing. The Tekgraf Technology Systems Division also actively participates in reviews sponsored by trade magazines, regularly finishing among the top performers. The Company's quality control program includes diagnostic tests, assembly, burn-in, final configuration and final quality assurance tests and the employment of process controls at its manufacturing facility. The Company has also implemented quality control policies and procedures that are reviewed and accepted by the Company's major customers. The Company believes that these procedures help ensure a high-quality product.

The Company's manufacturing facility totals approximately 4,000 square feet. The Company believes that additional manufacturing facilities, if necessary, are available. The Company is currently operating at approximately 50% of capacity at this facility. See "Item 2 - Properties."

CUSTOMERS, SALES AND MARKETING

Customers for the Tekgraf System include OEMs, other vertical market computer resellers, computer dealers, universities, government entities and corporations. The Tekgraf Technology Systems Division does not market to individual end-users, focusing instead on establishing relationships with entities which will constitute repeat sales and have internal computer support personnel capable of handling local issues prior to involvement of Company personnel.

The Company currently distributes Tekgraf Technology Systems Division products principally through the efforts of its internal direct sales force. Because the Tekgraf Technology Systems Division typically sells large amounts of equipment to a small number of customers, a large portion of the Tekgraf Technology Systems Division's sales may be derived from a limited number of customers.

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

GRAPHICS DIVISION, TEKGRAF TECHNOLOGY SYSTEM
DIVISION AND CALGRAPH TECHNOLOGY SERVICES, INC.

BACKLOG

The Company does not have significant backlog due to the fact that: (i) the Graphics Division generally ships orders received the same or next day and (ii) the Tekgraf Technology System Division is able to manufacture and deliver products generally within a few days of order receipt and long-term contracts to supply products have not been entered into with customers (the Company manufactures and sells products on the basis of individual purchase orders as and when received). CalGraph Technology Service, Inc. provides service typically under a service contract that is invoiced in advance of the service period. As of December 31, 1999, deferred service revenue representing billing of service contracts in advance of providing the service was $2.3 million. Excluding deferred service revenue, the backlog at the beginning of a quarter may not represent a significant percentage of the products to be sold in that quarter. Quarterly revenues and operating results depend on the volume and timing of orders received during the quarter. Therefore, management of the Company does not consider order backlog a significant indicator of the Company's future revenues.

COMPETITION

The Company's Graphics Division competes primarily with OEM equipment manufacturers that either utilize an in-house sales force to market their products to resellers and end-users or utilize the services of large, national fulfillment distributors. The Company believes its primary competition will come from national fulfillment distributors whose specialty is order fulfillment. The Company believes that the primary factors differentiating it from such competitors are its ability to provide technical sales training, product demonstrations and evaluation units, product training, pre-sale and post-sale technical support and a nationwide field maintenance organization to repair the product.

The Tekgraf Technology System Division manufactures the Tekgraf System which is constructed using standardized parts that are available to others in the market. The business of manufacturing and selling computers and computer peripheral equipment is intensely competitive and rapidly changing. The Company believes that the principal competitive factors in this industry include relative price and performance, product availability, technical expertise, financial stability, service, support and reputation. The competitors of the Tekgraf Technology Systems Division include established computer product manufacturers, some of which supply products to the Company, computer resellers, distributors and service providers. Most of the companies in which Tekgraf Technology System Division competes have substantially greater capital resources, research and development staffs, marketing and distribution programs and facilities, and many of them have substantially greater experience in the production and marketing of products. As a result, these competitors may be able to devote greater resources than the Company to the sales and service of their computer products. As the computer market in which the Company competes has matured, product price competition has intensified and is likely to continue to intensify, which may make it too costly for the Company to continue the "made to order" method of doing business. One of the results of this competition may be to lower sales prices and decrease profit margins. Additionally, there is no assurance that the Tekgraf System will continue to achieve sufficient market acceptance to assure the Company's future success and long-range profitability in the face of competition with such significantly larger and better-capitalized companies.

Technological competition from other and longer established computer hardware manufacturers and software developers is significant and expected to increase.

The Company expects that hardware manufacturers and software developers will continue to enter the market to provide and package integrated solutions to the same customer base served by Tekgraf Technology Systems Division. All such market participants will compete intensely to maintain or improve their market shares and revenues.

CalGraph Technology Services, Inc. competes primarily with third-party service providers and manufacturers' own service organizations. The Company typically maintains agreements with manufacturers to provide the service for the product. The Company's primary focus is to provide post sales technical support and maintenance with manufacturers that do not have a service organization.

INTELLECTUAL PROPERTY

The Company has no patents and its success will depend, in part, on its ability to preserve its trade secrets and proprietary know-how and to operate without infringing upon the proprietary rights of third parties.

The Company seeks to protect trade secrets and proprietary know-how, in part, by confidentiality agreements with employees, consultants, advisors and others. There can be no assurance that such employees, consultants, advisors or others will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary know-how of the Company will not otherwise become known or be independently developed by competitors in such a manner that the Company will have no practical recourse.

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

EMPLOYEES

The Company had a total of 261 full-time employees as of December 31, 1999. The breakout of employees by segment is: (i) 115 full-time and two part-time employees in the Graphics Division, (ii) 89 full-time and one part-time employee at CalGraph Technology Services, Inc. and (iii) 17 full-time employees and one part-time employee in the Tekgraf Technology Systems Division.

The Company's employees are not represented by a labor union and the Company believes that relations with employees are satisfactory.

ITEM 2.  PROPERTIES.

FACILITIES AND ADMINISTRATIVE FUNCTIONS

The table below sets forth certain information with respect to leased properties, which represent Graphics Division locations unless otherwise noted:

Lease Terms:

                                        APPROXIMATE SQUARE    EXPIRATION       ANNUAL
LOCATION                                      FOOTAGE            DATE          RENTAL (1)
--------                                      -------            ----          ----------

980 Corporate Woods Parkway
Vernon Hills, Illinois                        14,935            9/30/02        $  163,837

720 Corporate Woods Parkway
Vernon Hills, Illinois                        25,382            9/30/02        $  127,861

645 Hembree Parkway
Roswell, Georgia (4)                          10,447            4/30/02        $   55,961

444 North Frederick Avenue
Gaithersburg, Maryland                         3,160            7/31/02        $   60,937

7020 Koll Center Parkway
Pleasanton, California (2)(4)                  7,892            12/08/01       $   96,888

6721 Port West
Houston, Texas                                 5,495            2/28/02        $   39,840

1110 West Butler Road
Greenville, South Carolina                     9,000            9/30/00        $   54,054

370 Amapola Avenue
Torrance, California (3)                       9,594            9/30/01        $   77,724

2 Park Drive
Westford, Massachusetts                        3,500            12/31/00       $   37,524

7502 Connelley Drive
Hanover, Maryland                              1,500            1/31/03        $   19,500

7490 Pacific Circle
Mississauga, Ontario                           3,000            7/31/00        $   16,296
(CalGraph Technology Services)


                                        APPROXIMATE SQUARE    EXPIRATION       ANNUAL
LOCATION                                      FOOTAGE            DATE          RENTAL (1)
--------                                      -------            ----          ----------

577 Burning Tree Drive
Fullerton, California                          30,000           6/01/04        $  196,194

2979 Pacific Drive
Norcross, Georgia                               7,560           1/31/01        $   39,129
(Tekgraf Technology Systems Division)

915 Broadway
New York, New York                              2,000           3/31/01        $   38,792
---------------------------------------


(1)      Certain of these leases provide for moderate annual rental increases.
(2) A portion of these premises is being subleased to a company affiliated with certain stockholders of the Company for an annual rental of approximately $39,000.
(3) As of October 1999, the Company no longer operates out of this location. The space has been partially sublet as of December 1999.
(4) This property serves as one of the Company's three existing warehouse locations.

The Company, in the past, has maintained eight regional warehouses for the Graphics Division. As part of the Company's consolidation and centralization efforts, the Company has reduced the number of warehouses to three, located in Vernon Hills, Illinois, San Francisco, and Atlanta. The Graphics Division locations detailed above represent primarily sales offices and demonstration facilities.

The Company is also in the process of centralizing certain administrative, accounting and operational functions from the existing locations to its Vernon Hills, Illinois location.


ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in certain claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of the claims are uncertain, in the aggregate, they are not likely to have a material adverse effect on the Company.

Prior to the January 21, 2000 special meeting of shareholders related to the reclassification of Class B Common Stock, shareholders who owned of record 1,191,333 shares of Class B Common Stock, notified the Company of their intent to exercise dissenters rights if the actions contemplated by the special meeting were approved. As required by Georgia law, after the meeting and after the reclassification was approved, the Company delivered a written dissenters' notice to the dissenting shareholders describing where and by when demands for payment for their shares should be made. The Company has not yet received a demand from these shareholders, and therefore the Company cannot assess the impact, if any, the exercise of these rights may have on the Company's financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held a Special Meeting of Shareholders on January 21, 2000. Shareholders were asked to vote on a proposal to reclassify all issued and outstanding Class B Common Stock into Class A Common Stock on a one-for-one basis, and to amend Tekgraf's Articles of Incorporation to eliminate the authority in the Articles of Incorporation to issue Class B Common Stock in the future and to make certain related technical amendments. The votes for the proposal are as follows:


                                        FOR          AGAINST           ABSTAIN
                                    -------------------------------------------
         Class A Shareholders        2,602,015        14,715            585,302
         Class B Shareholders        8,612,745             0          7,018,750
         Class A & Class B
         Shareholders               11,214,760        14,715          7,604,052



                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

PRICE RANGE OF CLASS A COMMON STOCK AND REDEEMABLE WARRANTS

The Company's Class A Common Stock and Warrants are quoted on the NASDAQ SmallCap Market under the symbols "TKGF" and "TKGFW", respectively. Each Warrant entitles the holder thereof to purchase one share of Class A Common Stock of the Company at an exercise price of $8.40 at any time until 5:00 p.m., New York City time, on November 10, 2002. Beginning on November 10, 1998, the Warrants are redeemable by the Company, on 30 days' written notice, at a price of $0.05 per Warrant, if the "closing price" of the Company's Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $11.75 per share. The "closing price" shall mean the closing bid price if listed in the over-the-counter market on Nasdaq or otherwise or the closing sale price if listed on the Nasdaq National Market or a national securities exchange. The Company has agreed not to redeem the Warrants unless a prospectus covering the shares of Class A Common Stock underlying the Warrants is in effect throughout the date fixed for redemption. All Warrants must be redeemed if any are redeemed.

The following table sets forth, for the periods indicated, the high and low closing prices per share of the Class A Common Stock and Redeemable Warrants as reported by the NASDAQ.

1999                                    HIGH      LOW
----                                   ------    ------

1st Quarter
   Class A Common Stock                $ 2.32    $ 1.13
   Redeemable Warrants                    .34       .13
2nd Quarter
   Class A Common Stock                  1.88      1.25
   Redeemable Warrants                    .28       .09

                                        HIGH      LOW
                                       ------    ------
3rd Quarter
   Class A Common Stock                  1.94      1.06
   Redeemable Warrants                    .28       .13
4th Quarter
   Class A Common Stock                  2.19       .91
   Redeemable Warrants                    .34       .03

1998                                    HIGH      LOW
----                                   ------    ------

1st Quarter
   Class A Common Stock                $ 4.31    $ 2.00
   Redeemable Warrants                    .75       .19
2nd Quarter
   Class A Common Stock                  3.88      3.00
   Redeemable Warrants                    .59       .25
3rd Quarter
   Class A Common Stock                  3.13      1.75
   Redeemable Warrants                    .41       .22
4th Quarter
   Class A Common Stock                  3.00      1.13
   Redeemable Warrants                    .31       .13

CLASS B COMMON STOCK

All Class B Common Stock was converted to Class A Common Stock pursuant to a vote of the securities holders at a special meeting of shareholders held on January 21, 2000, as described in Item 4 previously. Prior to the conversion, there was no active trading market for the Class B Common Stock; however, each share of Class B Common Stock could be converted into one share of Class A Common Stock. Each share of Class B Common Stock entitled the holder to five votes per share, while the Class A Common Stock entitled the holder to one vote per share. The Company issued 2,192,000 shares (giving effect to the Company's 400-for-1 stock split in June 1997 and its .83333325-for-one reverse stock split effected in October 1997) of Class B Common Stock as the consideration used in the 1997 Acquisitions on June 2, 1997. At that time, 1,141,333 shares (again, giving effect to the stock split and reverse stock split) were already held by the shareholders of the Company. Accordingly, the Company had 3,333,333 shares of Class B Common Stock outstanding. During 1999 and 1998 respectively, 32,867 and 174,167 shares of Class B Common Stock were converted to Class A Common Stock on a one-for-one basis. Consequently, there were 3,126,299 outstanding shares of Class B Common Stock at December 31, 1999.

HOLDERS

As of March 24, 2000, there were approximately 46 holders of record of the Class A Common Stock and 23 holders of record of the Warrants.

DIVIDENDS

The Company has applied and intends to continue to apply any retained and current earnings toward the development of its business and to finance the growth of the Company. Consequently, the Company currently does not anticipate paying cash dividends on Common Stock in the foreseeable future. See "Management's Discussion and Analysis of Results of Operations and Financial Condition--Liquidity and Capital Resources."

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL AND OPERATING DATA

The financial information presented below represents selected historical data for the Company. The following selected financial and operating data presented by the Company should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition." Note that effective June 2, 1997, the Company acquired all of the outstanding common stock of G&R, Microsouth, tekgraf, CGD, and Tekgraf Northwest. In April and May 1998, the Company acquired all of the outstanding common stock of CGT, Martec and NECG. Note also that on April 1, 1999, the Company acquired the U.S. and Canadian service businesses and worldwide parts businesses of Calcomp Technology, Inc. These acquisitions were accounted for as purchases and accordingly, are only included in the historical consolidated financial statements from the acquisition date forward.

                                                                          YEARS ENDED
                                                                         DECEMBER 31,
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                            1999(1)(2)       1998 (3)       1997 (4)           1996             1995
Statement of Operations Data:
Net Sales                                  $ 111,024         $99,047        $ 48,733         $ 13,415         $ 12,277
Cost of goods sold                            93,152          83,621          41,250           10,952           10,368
                                           ---------         -------        --------         --------         --------
Gross profit                                  17,872          15,426           7,483            2,463            1,909
Operating expenses:
   Selling, general and
     Administrative                           17,098          14,326           7,294            2,245            1,761
   Depreciation and amortization               7,081             833             390               17               28
   Restructuring charges and
     other expenses                              847              --              --               --               --
                                           ---------         -------        --------         --------         --------
Operating income (loss)                       (7,154)            267            (201)             201              120
   Other income                                   85             348              68               15               --
   Interest expense                              157              37             301              160              126
                                           ---------         -------        --------         --------         --------
Income (loss) before taxes                    (7,226)            578            (434)              56               (6)
Provision (benefit) for income taxes            (108)            487             (41)              13               (2)
                                           ---------         -------        --------         --------         --------

Net income (loss)                          $  (7,118)        $    91        $   (393)        $     43         $     (4)
                                           =========         =======        ========         ========         ========

Net income (loss) per share                $   (1.16)        $   .02        $   (.15)        $    .04         $     --
                                           =========         =======        ========         ========         ========

Earnings (loss) before interest,
Taxes, depreciation, amortization
(EBITDA**) and restructuring charges       $     859         $ 1,448        $    257         $    233         $    148

Earnings (loss) per share before
Interest, taxes, depreciation,
Amortization (EBITDA**) and
Restructuring charges                      $     .13         $   .25        $    .10         $    .21         $    .14

**EBITDA is a non-GAAP measurement and is presented for additional analysis

                                                                            YEARS ENDED
                                                                            DECEMBER 31,
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                           -----------------------------------------------------------------------------
                                              1999(1)         1998 (3)       1997 (4)           1996           1995
                                           -----------------------------------------------------------------------------
Balance Sheet Data:
Working capital                            $   9,289         $11,821        $ 13,066         $   (104)        $    (51)
Total assets                                  37,340          37,156          29,952            3,007            2,264
Due to stockholders/related entities              --              --             517            2,211            1,616
Long-term obligations                             --              --              13               --               --
Stockholders' equity (deficit)                13,371          21,662          20,055               10              (33)
=======================================================================================================================

(1) On April 1, 1999, the Company completed the acquisition of the U.S. and Canadian service businesses and worldwide parts business of Calcomp Technology, Inc. and their operations are included in the statement of operations and balance sheet data from this date forward. See "Item 1. Business - Overview/History".
(2) The statement of operations data for 1999 includes $6,193,000 in impairment of goodwill charges, $230,000 in charges related to leased premises no longer in use and $617,000 in centralization and consolidation expenses.
(3) In April and May 1998, the Company acquired three computer graphics companies and their operations are included in the Statement of Operations and Balance Sheet data from this date forward. See "Item 1.
      Business - Overview/History".
(4) On June 2, 1997, the Company acquired five computer graphics companies and their operations are included in the Statement of Operations and Balance Sheet data from this date forward. See "Item 1. Business - Overview/History".


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related notes.

OVERVIEW

The Company is a value-added solutions provider for advanced computer graphics technologies with sales and technical support throughout North America. The Graphics Division specializes in the wholesale distribution of computer graphics technologies. In addition, the Graphics Division offers turnkey systems to retail and manufacturing customers who wish to produce high-resolution, full color posters, banners and other custom signage. The system includes a wide format inkjet printer, sign-making software, consumables, technical and field maintenance support. The Tekgraf Technology Systems Division is engaged in the manufacture, sale, distribution and support of the Tekgraf Systems line of special purpose Intel-based NT workstations and servers. CalGraph Technology Services, Inc., a wholly owned subsidiary of Tekgraf, Inc., provides maintenance and technical support services in the U.S.

and Canada and supplies parts for the Calcomp printer products and other third party manufacturers on a worldwide basis.

In June 1997, the Company completed the acquisition of all of the outstanding capital stock of five regional distributors of computer graphics products: G&R Marketing, Inc., Microsouth, Inc., tekgraf, inc., Computer Graphics Distributing Company, and Tekgraf Northwest, Inc. (formerly Intelligent Products Marketing, Incorporated), which includes IG Distribution, Inc. (collectively, the "1997 Acquisitions") in exchange for an aggregate of 2,192,000 shares of Class B Common Stock (taking into account subsequent stock splits and reverse stock splits of the Company). In acquiring these companies, with offices outside Chicago, Atlanta, Houston, Washington D.C. and San Francisco, the Company increased both its geographic presence and business scope. Subsequent to the 1997 Acquisitions, the Company reincorporated under the laws of the State of Delaware by merging into a wholly owned Delaware subsidiary and changed its name to Tekgraf, Inc. In connection therewith, the Company reorganized its operations into two divisions: the Graphics Division, a wholesale distribution network of high-end computer graphics products; and the Technology Division, which is engaged in the manufacture, sale and support of the Tekgraf Technology Systems Division and the distribution of related components.

On November 10, 1997, the Company completed the initial public offering of its securities. In the Offering, the Company issued 2,100,000 units at a price of $6.00 per unit, with each unit consisting of one share of Class A Common Stock and one redeemable warrant. Each warrant entitles the holder to purchase one share of Class A Common Stock at an exercise price of $8.40, subject to adjustment.

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

On July 31, 1998, the Company reincorporated from Delaware to Georgia by merging into a wholly owned subsidiary that had been incorporated in Georgia for the purpose of carrying out the reincorporation. Contemporaneously with the merger, the subsidiary changed its name to Tekgraf, Inc. On March 25, 1999, with an effective date of February 28,1999. the Company sold its controlling interest in Prisym Corporation, an authorized reseller of equipment for Digital Equipment Corporation (DEC). The Company had acquired its interest in Prisym in 1994.

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

RESULTS OF OPERATIONS

Net sales reflect the sale of the Company's products, net of allowances for returns and other adjustments. Both Graphics and Tekgraf Technology Systems sales are generated from the sale of products primarily in the U.S. CalGraph Technology Services are generated from the maintenance and repair of Calcomp printers and plotter products in the U.S. and Canada and the sale of printer and plotter parts on an international basis. One customer accounted for 14% and 8% of sales in 1999 and 1998, respectively. No individual customer accounted for more than 5% of sales during 1997.

Cost of goods sold consists primarily of product costs (costs of acquisition or manufacture) and freight charges. Cost of goods sold also includes direct expenses, such as labor and inventory, obtaining FCC certification of products where required, the cost of shipping, and overhead allocated to direct expenses incurred in manufacturing products sold by the Company. The direct costs associated with providing services performed by the Company for its customers are also included in the cost of goods sold.

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

Selling, general and administrative ("SG&A") expenses include costs related to the Company's sales force, which is comprised of both direct employees of the Company and independent sales representatives. Included in SG&A expenses are direct labor costs for in-house sales representatives and commissions paid to both in-house and independent sales personnel. Also reflected as SG&A expenses are certain management, supervisory and staff salaries and employee benefits, data processing, training, warehouse costs, rent and office supply costs. Costs associated with marketing and advertising of the Company's products are also included in SG&A expenses, along with expenses relating to corporate and administrative functions that serve to support the existing products and service business of the Company as well as to provide the infrastructure for future growth.

Interest expense includes costs and expenses associated with working capital indebtedness, as evidenced by outstanding balances on the Company's current and prior credit facilities, and working capital advances previously made by certain stockholders (which have been repaid).

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998.

NET SALES. Total net sales increased $12.0 million, or 12.1%, to $111.0 million for the year ended December 31, 1999 compared to $99.0 million for the year ended December 31, 1998. Graphics net sales increased $12.6 million or 14.9% to $97.0 million for the year ended December 31, 1999 compared to $84.4 million for the year ended December 31, 1998. This increase was due to an increase in Point-of-Purchase (POP) sales of $8.8 million and an increase in channel distribution sales of $3.8 million. The Tekgraf Technology Systems sales decreased $6.1 million or 41.6% from $14.6 million for the year ended December 31, 1998 to $8.5 million for the year ended December 31, 1999. The decrease was due to the sale of the Prisym business effective February 1999. Services net sales of $5.4 million for the year ended December 31, 1999 was due to the acquisition of the CalGraph business effective April 1999.

GROSS PROFIT. Gross profit for 1999 increased $2.4 million, or 15.6%, to $17.9 million compared to $15.4 million for 1998. Gross profit as a percentage of sales increased to 16.1% for 1999 compared to 15.6% for 1998. The increase in the gross margin percentage was primarily due to higher profit margin sales for the POP business as well as the higher profit margin for the CalGraph service business acquired in April 1999. The gross profit as a percentage of sales for the graphics distribution business remained constant for the year ended December 1999 compared to the year ended December 1998.

SG&A EXPENSES. SG&A expenses increased $2.8 million, or 19.3%, to $17.1 million for 1999 compared to $14.3 million for 1998. SG&A expenses as a percentage of sales were 15.4% and 14.5% for 1999 and 1998, respectively. Of the increase, $1.9 million was attributable to the Services Acquisition, which was offset by a decrease of $1.0 million in SG&A expenses for the sale of the Prisym business during the first quarter of 1999. The remainder of the increase is due to increased SG&A expenses associated with increased sales and support costs associated with the growth of the Company.

DEPRECIATION, AMORTIZATION, IMPAIRMENT OF GOODWILL AND RESTRUCTURING CHARGES AND OTHER EXPENSES. Management of the Company, since each of the respective acquisitions, has continually reviewed the recoverability of goodwill, as events and changes in circumstances have warranted, to determine whether or not any of the related goodwill associated with the acquisitions has been impaired. In 1999, in light of several additional factors, including the continued change in the manner in which acquired assets are being utilized and the history and forecasted revenues and earnings of the related acquisitions, the Company reviewed and completed an analysis and determined that $6,193,318 of the unamortized goodwill is impaired and therefore not recoverable, resulting in a writedown in the third quarter statement of operations. Also, in connection with the acquisitions, many functions formerly performed in regional offices have been in transition and have been consolidated and centralized resulting in certain office or warehouse locations no longer being necessary to the Company's operations. Accordingly, $230,000 has been charged to operations in 1999 related to these leased premises no longer in use. Additionally, associated with the related centralization and consolidation and as part of management's overall strategic plan, certain costs have been incurred related to these acquisitions, including employee severance. These costs, amounting to $617,061, have been combined with the above described amount and are reflected as Restructuring Charges and Other Expenses in the 1999 statement of operations.

EARNINGS (LOSS) BEFORE INTEREST, TAXES, DEPRECIATION AND AMORTIZATION (EBITDA) AND RESTRUCTURING CHARGES, decreased $589,000 to $859,000 for the 1999 year compared to $1,448,000 for 1998.

PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate was a benefit (1.5)% for the year ended December 31, 1999 as compared to 84.2% for the year ended December 31, 1998. The difference between the Company's effective and statutory tax rates was primarily due to the amortization of non-deductible goodwill and to state taxes, net of the federal benefit.


YEAR ENDED DECEMBER 31, 1998 COMPARED WITH YEAR ENDED DECEMBER 31, 1997.

NET SALES. Net sales increased $50.3 million, or 103.2%, to $99.0 million for the year ended December 31, 1998 compared to $48.7 million for the year ended December 31, 1997. Of the increase, including internal growth since dates of acquisition, $18.5 million was attributable to the acquisitions that occurred in April and May 1998 and $32.4 million of the increase in 1998 was due to the 1997 acquisitions being included in the results of operations for the entire year of 1998. These increases were offset by a decrease of approximately $600,000 in net sales in the Technology Division.

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

PROVISION (BENEFIT) FOR INCOME TAXES. The Company's effective tax rate was 84.2% for the year ended December 31, 1998 as compared to (9.4)% for the year ended December 31, 1997. The difference between the Company's effective and statutory tax rates was primarily due to the amortization of non-deductible goodwill and to state taxes, net of the federal benefit.

PRO FORMA COMBINED FINANCIAL INFORMATION

The 1998 Acquisitions described previously have a significant impact on the comparisons of operating results for 1999 and 1998, due to the fact that the operating results of the 1998 Acquisitions were not included for the first quarter of 1998 and a portion of the second quarter of 1998. The comparisons are also affected by the Services Acquisition that occurred on April 1, 1999 and the sale of Prisym, effective February 28, 1999, for which the results of operations have only been included from the acquisition and disposal dates, respectively. Therefore, in addition to the historical comparisons for the years ended December 31, 1999 and 1998, the Company has included the unaudited pro forma statements of operations for the years ended December 31, 1999 and 1998, as if the 1998 Acquisitions, Services Acquisition and the sale of Prisym had occurred on January 1, 1998.

The 1999 and 1998 unaudited pro forma data below also gives no effect to any efficiencies or additional costs that might have occurred, if any, had the 1998 Acquisitions and the Services Acquisition actually been combined for the periods presented. Note that the 1998 Acquisitions previously operated as closely held businesses. Additionally, the Services Acquisition previously operated as part of a significantly larger corporation, therefore the overhead has been estimated as the historical statements did not include actual expenses incurred for the specific assets acquired and liabilities assumed. The pro forma statements of operations data is not intended to be indicative of future operations, but rather for a better understanding of the Company on a comparative basis. A discussion and analysis of the pro forma results, given the above qualifications, is not considered meaningful and is therefore not presented. The unaudited pro forma data below also includes the impairment of goodwill and restructuring charges and other expenses recorded in the year ended December 31, 1999.

PROFORMA COMBINED                                   YEARS ENDED
(IN THOUSANDS)                                      DECEMBER 31,
                                           -----------------------------
                                               1999            1998
                                           -----------------------------
                                           (unaudited)       (unaudited)
Statement of Operations Data:
Net Sales                                  $ 112,524         $ 114,143
Cost of goods sold
                                              94,082            95,986
                                           ---------         ---------
Gross profit                                  18,442            18,157
Operating expenses:
   Selling, general and
     Administrative                           17,641            17,272
   Depreciation and amortization                 894               941
   Impairment of goodwill                      6,193
   Restructuring charges and
     other expenses                              847                --
                                           ---------         ---------
Operating income (loss)                       (7,133)              (56)
   Other income                                   85               425
   Interest expense                              157                82
                                           ---------         ---------
Income (loss) before taxes                    (7,205)              287
Provision (benefit) for income taxes             (95)              427
                                           ---------         ---------

Net loss                                   $  (7,110)        $    (140)
                                           =========         =========

LIQUIDITY AND CAPITAL RESOURCES

In November 1997, the Company consummated an initial public offering of 2,100,000 units consisting of 2,100,000 shares of Class A Common Stock and 2,100,000 redeemable warrants at a combined price of $6 per unit. The net proceeds of the sale, after deducting underwriting discounts and related expenses, were approximately $10.4 million. Additionally, certain stockholders of the Company contributed an aggregate of $870,000 to the capital of the Company. A portion of the proceeds from the initial public offering was used to repay bank debt of $2 million, debt to a related entity of $2 million and debt to a stockholder of $125,000. In conjunction with the repayment of the bank debt, the Company terminated the line of credit facilities with the related banks.

During 1998, the Company issued 894,998 unregistered shares of Class A Common Stock and paid cash of $1,415,000 as consideration for the acquisitions of three computer graphics distributing companies. Additionally, the Company paid $1.6 million consisting of debt repayment less the proceeds from stockholders from deficient net asset values and credit facilities.

During the first quarter of 1999, the Company made purchase price adjustments for the 1998 Acquisitions for net asset values that were less than originally estimated by the stockholders of the acquired companies. During 1999, these stockholders paid the Company approximately $464,000 pursuant to these adjustments, and a stockholder still owes the Company approximately $13,000.

Since inception, the Company has financed its operations through a combination of cash flows from operations, bank borrowings, equity capital and the net proceeds from the Company's initial public offering in November 1997. The Company's capital requirements have arisen primarily in connection with acquisitions, growth in revenue and the purchase of fixed assets. A key element of the Company's strategy is to continue to evaluate opportunities to expand through acquisitions of companies engaged in the distribution and/or marketing of computers and/or computer hardware, software and peripherals and related complementary businesses. Any such acquisitions may require additional capital, although there can be no assurance that any additional acquisitions will be completed.

In July 1998, the Company entered into a Loan and Security Agreement (the "Agreement") with a bank that provides for an outstanding line of credit in the amount of $7.5 million. Outstanding advances under the Agreement bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 2.75%, that corresponds to a range of the Company's debt to net worth ratio from 1:1 to 2:1. Pursuant to the terms of the Agreement, the Company has pledged accounts receivable, inventory and equipment as collateral. During the year ended December 31, 1999, the Company borrowed and repaid approximately $6.3 million and $2.7 million, respectively, under this credit facility.

As of December 31, 1999 and 1998 the Company had net working capital of approximately $9.3 million and $11.8 million, respectively. The Company believes that its available funds together with its current and anticipated credit facilities will be adequate to satisfy its current and planned operations, including restructuring accruals, for at least the next 12 months.

For the year ended December 31, 1999, the Company used approximately $1.3 million in cash from operating activities. The cash used in operations resulted primarily from the increase in accounts receivable of $1.1 million and the increase in inventory of $2.3 million offset by the increase in accounts payable and accrued expenses of $1.4 million, including approximately $575,000 in restructuring charges. The change in accounts receivable was attributable to the timing of sales for the fourth quarter 1999. Additionally, the increase in inventory was due to the Company taking advantage of year end vendor purchase discounts, which also accounts for the increase in the accounts payable balance at December 31, 1999.

For the year ended December 31, 1999, the Company used cash in investing activities of approximately $958,000 primarily due to the purchase of property and equipment of $1.4 million, which consisted of capital improvements related to the Services Acquisition and additional purchases related to the new MIS system and the cash paid for the Services Acquisition of $400,000 and related acquisition costs of $139,000. These investments have been partially offset by the sale of Prisym with proceeds of $979,000.

Cash provided by financing activities for the year ended December 31, 1999, was attributable to payments of $464,000 received from stockholders for deficient net asset values, as discussed previously, and net proceeds of $3.5 million in debt received under the Company's credit facility, offset by a $1.8 million loan to stockholder. The stockholder loan is due in December 2000 and is secured by
1.2 million shares of Common Stock.

For the year ended December 31, 1998, the Company used approximately $3.1 million in cash from operating activities. The cash used in operations resulted primarily from the increases in accounts receivable and inventory. These changes were attributable to growth in sales, strong December sales and stocking for anticipated sales in the near term.

For the year ended December 31, 1998, the Company used cash in investing activities of approximately $1.8 million for acquisitions, including overdrafts acquired, and $541,000 for the purchase of property and equipment, which was primarily purchases related to the new MIS system.

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

NASDAQ UPDATE

TRANSFER TO THE NASDAQ SMALLCAP MARKET

On November 10, 1999, the Nasdaq Stock Market ("Nasdaq") notified the Company of its determination to transfer the listing of the Company's Class A Common Stock from the Nasdaq National Market to the Nasdaq SmallCap Market effective the opening of business November 15, 1999. The Company has complied with the Nasdaq SmallCap Market listing requirements and has received approval for the SmallCap Market listing. The Company is considering what steps can be taken to enable it to be reconsidered for listing on the Nasdaq National Market. No assurances can be made that the Company will be successful in maintaining its listing on the Nasdaq. If delisted from the Nasdaq, the delisting could have an adverse and material effect on the Company's stock price, the ability of the Company's shareholders to sell their shares, and the Company's ability to obtain additional debt and/or equity financing.

IMPACT OF INFLATION

Management believes that inflation has not had a material impact on the Company's business, its net sales and revenues or its income (loss) from continuing operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

For the three year period ended December 31, 1999, there has been no disagreement between Tekgraf, Inc. and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information under the headings "Executive Compensation", Director Compensation" and "Employment and Severance Agreements" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading "Ownership of Tekgraf Common Stock" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2000 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)  Consolidated Financial Statements.

        Report of Independent Accountants

        Consolidated Balance Sheets

        Consolidated Statements of Operations

        Consolidated Statements of Changes in Stockholders' Equity

        Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

(a)(2) Consolidated Financial Statement Schedule for the Years Ended December 31, 1999, 1998 and 1997.

        Report of Independent Accountants on Schedule II - Valuation and Qualifying Accounts on page F-18.

        Schedule II - Valuation and Qualifying Accounts on page F-19.

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

3.1 Articles of Incorporation dated July 16, 1998 (Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 14, 1998 and incorporated herein by reference (the "1998 Second Quarter Form
         10-Q")).

3.2 Certificate of Merger, containing amendment to Articles of Incorporation of Tekgraf Reincorporation Subsidiary, Inc. (Filed as
         Exhibit 3.2 to the 1998 Second Quarter Form 10-Q and incorporated herein by reference).

3.3 Bylaws (Filed as Exhibit 3.3 to the 1998 Second Quarter Form 10-Q and incorporated herein by reference).

10.1*    1997 Stock Plan of the Company (Filed as Exhibit 10.1 to the
         Registration Statement and incorporated herein by reference).

10.2*    Employment Agreement dated June 2, 1997 between Crescent Computers,
         Inc. and Phillip C. Aginsky (Filed as Exhibit 10.2 to the Registration
         Statement and incorporated herein by reference).

10.3*    Employment Agreement dated June 2, 1997 between Crescent Computers,
         Inc. and Dan I. Bailey (Filed as Exhibit 10.3 to the Registration
         Statement and incorporated herein by reference).

10.4*    Employment Agreement dated June 2, 1997 between Crescent Computers,
         Inc. and William M. Rychel (Filed as Exhibit 10.4 to the Registration
         Statement and incorporated herein by reference).

10.5*    Form of Employment Agreement between Crescent Computers, Inc. and
         Regional Sales Directors (Filed as Exhibit 10.5 to the Registration
         Statement and incorporated herein by reference).

10.6*    Employment Agreement dated February 26, 1998, between Tekgraf, Inc. and
         W. Jeffrey Camp. (Filed as Exhibit 10.6 to the Company's Annual Report on Form 10-K, filed March 31, 1998, and incorporated herein by reference (the "1998 Form 10-K")).

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

10.21    Lease Agreement, dated March 1, 1998, by and between Computer Graphics
         Technology and Southridge Equities. (Filed as Exhibit 10.1 to the
         Company's Current Report on Form 8-K, filed April 16, 1998, and incorporated herein by reference.

10.22 Standard Industrial/Commercial Multi-Tenant Lease, dated May 9, 1995, between Sanwa Bank California, as Lessor, and Martec, Inc., as Lessee.
         (Filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on May 15, 1998 and incorporated herein by reference (the "1998
         First Quarter Form 10-Q")).

10.23    Commercial Lease, dated January 1, 1997, between Woodland Park Realty
         Trust No. 2, as Lessor, and New England Computer Graphics, as Lessee.
         (Filed as Exhibit 10.23 to the 1998 First Quarter Form 10-Q and incorporated herein by reference).

10.24    Industrial Lease Agreement, dated July 25, 1997, between 2725312 Canada
         Inc., as Landlord, and New England Computer Graphics, Inc., as Tenant
         (filed as Exhibit 10.24 to the 1998 First Quarter Form 10-Q and incorporated herein by reference).

10.26 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, and Computer
         Graphics Technology, Inc., a South Carolina corporation, and its
         Shareholders, dated March 23, 1998. (Filed as Exhibit 10.22 to the 1998
         Form 10-K and incorporated herein by reference).

10.27    Escrow Agreement, dated April 1, 1998, by and among Tekgraf, Inc., a
         Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, Scott
         C. Barker, Robert Shumaker, and Thomas Mills (as the "Company
         Shareholders"), Scott C. Barker (as the "Shareholder Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as
         Exhibit 2.2 to the Company's current report on Form 8-K, filed April
         16, 1998, and incorporated herein by reference).

10.28 Pledge, Security and Escrow Agreement, dated April 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a
         Georgia corporation, Scott C. Barker, Robert Shumaker, and Thomas Mills
         (as the "Company Shareholders"), Scott C. Barker (as the
         "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as Exhibit 2.3 to the Company's current report on Form 8-K, filed April 16, 1998, and incorporated herein by reference).

10.29    Agreement and Plan of Merger, dated March 25, 1998, by and among
         Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation and Martec, Inc., a California corporation, and its shareholder. (Filed as Exhibit 10.23 to the 1998 Form 10-K and incorporated herein by reference).

10.30    Escrow Agreement, dated May 1, 1998, by and among Tekgraf, Inc., a
         Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, Mark
         Lewis (as the "Company Shareholder"), Mark Lewis (as the "Shareholder
         Representative"), and First Union National Bank (as the" Escrow
         Agent"). (Filed as Exhibit 10.30 to the 1998 First Quarter Form 10-Q and incorporated herein by reference).

10.31    Pledge, Security and Escrow Agreement, dated May 1, 1998, by and among
         Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, Mark Lewis (as the "Company Shareholder"), Mark Lewis (as the "Indemnification Representative"), and First Union National Bank
         (as the "Escrow Agent"). (Filed as Exhibit 10.31 to the 1998 First
         Quarter Form 10-Q and incorporated herein by reference).

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

10.34    Escrow Agreement, dated May 8, 1998, by and among Tekgraf, Inc., a
         Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation,
         Robert Shumaker, Thomas Gust, A. Lowell Nerenberg, Scott Barker, David
         Boston, William Rychel and Thomas Mills (as the "Company
         Shareholders"), David Boston (as the "Shareholder Representative"), and
         First Union National Bank (as the" Escrow Agent"). (Filed as Exhibit
         10.34 to the 1998 First Quarter Form 10-Q and incorporated herein by reference).

10.35    Pledge, Security and Escrow Agreement, dated May 8, 1998, by and among
         Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, Robert Shumaker, Thomas Gust, A. Lowell Nerenberg, Scott
         Barker, David Boston, William Rychel and Thomas Mills (as the "Company
         Shareholders"), David Boston (as the "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as
         Exhibit 10.35 to the 1998 First Quarter Form 10-Q and incorporated herein by reference).

10.36    Loan and Security Agreement between Tekgraf, Inc., as Borrower, and all
         Subsidiaries of Borrower (except Prisym), as Subsidiary Guarantors and
         Wachovia Bank, National Association, as Lender (Filed as Exhibit 10.36 to the 1998 Second Quarter Form 10-Q and incorporated herein by reference).

10.37    Agreement and Plan of Merger, dated July 30,1998, by and among Tekgraf,
         Inc. and Tekgraf Reincorporation Subsidiary, Inc. (Filed as Exhibit
         10.37 to the 1998 Second Quarter Form 10-Q and incorporated herein by reference).

10.38*   Severance Agreement and General Release by and among Tekgraf, Inc. and
         Phillip Aginsky, dated October 23, 1998 (filed as Exhibit 10.1 to the
         Company's Current Report on Form 8-K, filed November 13, 1998, and incorporated herein by reference).

10.39    Stock Purchase Agreement and Termination Agreement by and among
         Tekgraf, Inc., William E. Streib, and Prisym Technologies, Inc. of
         Georgia, dated March 25, 1999. Filed as Exhibit 10.39 to the Company's
         Annual Report on Form 10-K, filed March 31, 1999 and incorporated herein by reference.

10.40 Purchase and sale agreement dated April 1, 1999 by and between Tekgraf, Inc., CalGraph Technology Services, and Calcomp Technology (filed on
         1999 Form 8-K dated April 16, 1999).

10.41    Loan agreement between William Rychel and Tekgraf, Inc. dated December
         1, 1999 (filed as Exhibit 8 to Schedule 13-D dated December 3, 1999).

11.1     Statements of Computation of Earnings Per Share

21.1     Subsidiaries

23.1     Consent of PricewaterhouseCoopers LLP

27.1     Financial Data Schedule (for SEC use only)

------------------------------------------------------------------------------

      *   Indicates compensatory plan or arrangement.

(b) Report Filed on Form 8-K

No reports were filed on Form 8-K for the fourth quarter ended December 31, 1999.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 27th DAY OF MARCH, 2000.


 Tekgraf, Inc.
 (Registrant)                                By:  /s/ William M. Rychel
                                                -------------------------------
                                                      William M. Rychel
                                                 Principal Executive Officer


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

         SIGNATURE                                     Title                                 Date
         ---------                                     -----                                 ----
/s/ William M. Rychel                       Chief Executive Officer,                    March 27, 2000
-----------------------------------         President and Director (principle
   William M. Rychel                        executive officer)



/s/ Thomas M. Mason                         Chief Financial Officer                     March 27, 2000
-----------------------------------         (principal financial and accounting
     Thomas  M. Mason                       officer)


/s/ Albert E. Sisto                         Director                                    March 27, 2000
-----------------------------------
    Albert E. Sisto

/s/ Frank X. Dalton, Jr.                    Director                                    March 27, 2000
-----------------------------------
    Frank X. Dalton, Jr.

                                  TEKGRAF, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                      FINANCIAL STATEMENTS OF TEKGRAF, INC.



Report of Independent Accountants.............................................................................. F-2

Consolidated Balance Sheets.....................................................................................F-3

Consolidated Statements of Operations...........................................................................F-4

Consolidated Statements of Changes in Stockholders' Equity......................................................F-5

Consolidated Statements of Cash Flows...........................................................................F-6

Notes to Consolidated Financial Statements......................................................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Tekgraf, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of Tekgraf, Inc. at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                             PricewaterhouseCoopers LLP

Atlanta, Georgia
March 3, 2000

                                  TEKGRAF, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                 DECEMBER 31,
                                                                                      -------------------------------
                                                                                            1999           1998
                                                                                      -------------------------------
                                ASSETS
Current assets:
    Cash and cash equivalents                                                         $  1,704,454         $  1,702,848
                                                                                      ------------         ------------
    Accounts receivable, less allowance for doubtful accounts of $782,000
       and $520,000 at December 31, 1999 and 1998, respectively                         17,094,518           16,626,730
    Inventories, net                                                                    12,899,522            7,718,337
    Prepaid expenses and other assets                                                      313,159              872,945
    Income taxes receivable                                                                146,525
    Deferred income taxes                                                                  800,264              298,273
                                                                                      ------------         ------------
           Total current assets                                                         32,958,442           27,219,133
                                                                                      ------------         ------------

 Property and equipment, net                                                             1,964,975              824,664
 Goodwill, net                                                                           2,314,808            9,009,941
 Other assets                                                                              101,443              101,863
                                                                                      ------------         ------------
           Total assets                                                               $ 37,339,668         $ 37,155,601
                                                                                      ============         ============

                               LIABILITIES

 Current liabilities:
    Current debt                                                                      $  4,263,527         $    719,898
    Accounts payable                                                                    14,506,807           12,868,281
    Accrued expenses                                                                     2,145,096            1,502,859
    Income taxes payable                                                                                        306,871

    Contract obligation and deferred income                                              2,754,082
                                                                                      ------------         ------------
           Total current liabilities                                                    23,669,512           15,397,909
                                                                                      ------------         ------------


 Deferred income taxes                                                                     298,934               95,986
                                                                                      ------------         ------------
           Total liabilities                                                            23,968,446           15,493,895
                                                                                      ------------         ------------

 Commitments and contingencies

                               STOCKHOLDERS' EQUITY

 Class A Common Stock $.001 par value, 31,666,667 shares authorized;
     3,202,032 and 3,169,165 shares issued and outstanding at
    December 31, 1999 and 1998, respectively                                                 3,202                3,169
 Class B Common Stock, $.001 par value, 3,333,333 shares authorized;
    3,126,299 and 3,159,166 shares issued and outstanding at
    December 31, 1999 and 1998, respectively                                                 3,126                3,159
 Preferred Stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 1999 and 1998
 Due from stockholders                                                                  (1,780,441)            (608,288)
 Additional paid-in capital                                                             22,556,865           22,556,865
Accumulated deficit                                                                     (7,411,530)            (293,199)
                                                                                      ------------         ------------

           Total stockholders' equity                                                   13,371,222           21,661,706
                                                                                      ------------         ------------

           Total liabilities and stockholders' equity                                 $ 37,339,668         $ 37,155,601
                                                                                      ============         ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           YEARS ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                                 1999                 1998                1997
                                                             -----------------------------------------------------
Net sales                                                    $ 111,024,410         $99,046,966        $ 48,732,391
Cost of goods sold                                              93,152,153          83,621,310          41,249,611
                                                             -------------         -----------        ------------
          Gross profit                                          17,872,257          15,425,656           7,482,780

Operating expenses:
   Selling, general and administrative                          17,098,106          14,326,088           7,294,267
   Depreciation                                                    355,591             223,082             124,453
   Amortization and impairment of goodwill                       6,725,060             609,783             265,263
   Restructuring charges and other expenses                        847,061
                                                             -------------         -----------        ------------
          Income (loss) from operations                         (7,153,561)            266,703            (201,203)

Other income                                                        84,617             348,442              68,333
Interest expense                                                   157,387              36,978             301,453
                                                             -------------         -----------        ------------

          Income (loss) before provision (benefit)
            for income taxes                                    (7,226,331)            578,167            (434,323)


Provision (benefit) for income taxes                              (108,000)            487,000             (40,986)
                                                             -------------         -----------        ------------

          Net income (loss)                                  $  (7,118,331)        $    91,167        $   (393,337)
                                                             =============         ===========        ============


Basic and diluted weighted average shares outstanding            6,161,664           5,889,459           2,581,441
                                                             =============         ===========        ============


Basic and diluted net income (loss) per share                $       (1.16)        $       .02        $       (.15)
                                                             =============         ===========        ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                 NUMBER    CLASS A     NUMBER    CLASS B       DUE         ADDITIONAL     RETAINED
                                OF SHARES   COMMON    OF SHARES   COMMON    FROM STOCK-     PAID-IN       EARNINGS
                                                                                                        (ACCUMULATED
                                 CLASS A    STOCK      CLASS B     STOCK      HOLDERS        CAPITAL       DEFICIT)         TOTAL
                                ---------------------------------------------------------------------------------------------------
Balances, January 1, 1997                             1,141,333    $1,141                                      $8,971      $ 10,112
   Issuance of stock for
      acquisitions                                    2,192,000      2,19                  $ 9,170,866                    9,173,058

   Due from acquisition
      stockholders                                                            $ (149,863)      149,863                           --

   Contribution from
      pre-acquisition Stockholders

                                                                                               870,000                      870,000


   Common stock issued           2,100,000  $2,100                                          10,393,299                   10,395,399
   Net loss                                                                                                  (393,337)     (393,337)
                                 ---------  ------    ---------   -------   ------------   -----------   ------------    ----------

Balances, December 31, 1997      2,100,000   2,100    3,333,333     3,333       (149,863)   20,584,028       (384,366)   20,055,232

   Issuance of stock for
       acquisitions                894,998     895                                           1,972,837                    1,973,732

   Due from acquisition
       stockholders, net                                                        (458,425)                                  (458,425)

   Conversion of Class B Common
       Stock to Class A Common
          Stock                    174,167     174     (174,167)     (174)                                                       --


   Net income                                                                                                  91,167        91,167
                                 ---------  ------    ---------   -------   ------------   -----------   ------------    ----------


Balances, December 31, 1998      3,169,165   3,169    3,159,166     3,159       (608,288)   22,556,865       (293,199)   21,661,706

   Due from acquisition
       stockholders, net                                                         594,936                                    594,936


   Loan to stockholder                                                        (1,767,089)                                (1,767,089)

   Conversion of Class B Common
       Stock to Class A Common
         Stock                      32,867      33      (32,867)      (33)                                                       --


   Net loss                                                                                                (7,118,331)   (7,118,331)
                                 ---------  ------    ---------   -------   ------------   -----------   ------------  ------------


Balances, December 31, 1999      3,202,032  $3,202    3,126,299   $ 3,126   $ (1,780,441)  $22,556,865   $ (7,411,530) $ 13,371,222
                                 =========  ======    =========   =======   ============   ===========   ============  ============


The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                          1999              1998              1997
                                                                       -----------       -----------       -----------
   Cash flows from operating activities:
   Net income (loss)                                                   $(7,118,331)      $    91,167       $  (393,337)
   Adjustments to reconcile net income (loss) to
       net cash provided by (used in) operating activities:
       Provision for doubtful accounts receivable                          385,874           457,210           149,170
       Provision/write-down of inventory                                   327,996           169,425           237,275
       Depreciation                                                        355,591           223,082           124,454
       Amortization and impairment of goodwill                           6,725,060           609,783           265,263
       Gain on sale of Prisym                                              (32,000)
       Deferred taxes                                                     (187,009)         (132,666)         (111,372)
       Changes in net assets and liabilities, net of
         acquisitions:
             Accounts receivable                                        (1,071,462)       (3,394,547)         (956,268)
             Inventories                                                (2,280,787)         (911,968)         (501,897)
             Prepaid expenses and other assets                             428,488          (381,865)          114,455
             Accounts payable and accrued expenses                       1,390,565            18,295         2,591,941
             Deferred income and contract obligation                       248,447
             Income taxes                                                 (453,396)          123,208            66,000
                                                                       -----------       -----------       -----------
   Total adjustments                                                     5,837,367        (3,220,043)        1,979,021
                                                                       -----------       -----------       -----------
   Net cash provided by (used in) operating activities                  (1,280,964)       (3,128,876)        1,585,684
                                                                       -----------       -----------       -----------

   Cash flows from investing activities:
   Purchase of property and equipment                                   (1,397,874)         (540,760)          (59,082)
   Proceeds from sale of Prisym                                            979,239
   Cash acquired from acquisitions, net of acquisition costs of
     $88,677                                                                                                   371,585
   Cash paid for acquisitions, including overdrafts acquired
      from acquisitions and acquisition costs                             (538,931)       (1,798,166)
                                                                       -----------       -----------       -----------
   Net cash provided by (used in) investing activities                    (957,566)       (2,338,926)          312,503
                                                                       -----------       -----------       -----------

   Cash flows from financing activities:
   Advance from stockholders and related entities                                                               37,862
   Repayment of advances from stockholders and
      related entities                                                                      (246,956)       (2,039,000)
   Repayment of stockholder notes payable                                                                     (125,000)
   Repayments on lines of credit, net                                                                       (2,018,036)
   Proceeds, net, from credit facility                                   3,543,629           707,152
   Repayment of debt                                                                                           (23,516)
   Payment to stockholders for excess net asset values                                      (249,518)       (1,050,000)
   Payments from stockholders for deficient net asset values               463,596           177,742
   Repayment of acquired companies' loans                                                                   (1,984,322)
   Proceeds from acquired companies' line of credit facilities                                                 246,359
   Capital contribution from stockholders                                  870,000
   Payment of stock issuance costs                                                           (56,630)         (923,701)
   Loan to stockholder                                                  (1,767,089)
   Proceeds from issuance of common stock, net of underwriting
     discounts                                                                                              11,317,000
                                                                                                           -----------
                                                                       -----------
   Net cash provided by (used in) financing activities                   2,240,136        (1,429,689)        6,069,125
                                                                       -----------       -----------       -----------

   Increase (decrease) in cash and cash equivalents                          1,606        (6,897,491)        7,967,312
   Cash and cash equivalents, beginning of year                          1,702,848         8,600,339           633,027
                                                                       -----------       -----------       -----------
   Cash and cash equivalents, end of year                              $ 1,704,454       $ 1,702,848       $ 8,600,339
                                                                       ===========       ===========       ===========

 Supplemental disclosure of cash flow information:
 Cash paid during the year for interest                                $   135,764       $    24,217       $   301,453
                                                                       ===========       ===========       ===========
 Cash paid during the year for income taxes                            $   527,233       $   594,278       $     4,386
                                                                       ===========       ===========       ===========


The accompanying notes are an integral part of these financial statements.

                                  TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION, BASIS OF PRESENTATION, AND NATURE OF OPERATIONS

    ORGANIZATION

    The consolidated financial statements of Tekgraf, Inc. (the "Company") as of December 31, 1999, include the accounts of five computer graphics distributing companies acquired on June 2, 1997 (the "1997 Acquisitions"), three computer graphics distributing companies acquired in April and May 1998 (the "1998 Acquisitions"), CalGraph Technology Services, Inc., a service and worldwide parts business acquired on April 1, 1999 (the "Services Acquisition"), and the Tekgraf Technology Systems Division (previously named Crescent Computers, Inc.). These acquisitions were recorded under the purchase method of accounting, and accordingly their results of operations are included in the consolidated statements of operations since their date of acquisition. All significant intercompany balances, transactions, and profits have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the 1999 presentation.

    BASIS OF PRESENTATION

    The consolidated financial statements are prepared on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 1999 and 1998, and reported amounts of revenues and expenses for each of the three years in the period ended December 31, 1999. Significant estimates include primarily those made for the allowance for doubtful accounts, reserves for obsolete and slow-moving inventory and the economic life of goodwill. Actual results could differ from those estimates made by management.

    NATURE OF OPERATIONS

    The computer graphics wholesale distributors acquired during 1998 and 1997 are located throughout the United States and distribute and market a broad array of complex computer graphics hardware and software. Products are sold primarily to value added resellers and vertical solutions providers.

    The services business provides on-site installation support, service and warranty repair, and preventive maintenance services in North America. The business includes the maintenance and repair of the CalComp, Epson and Canon wide-format printers and plotter products in the U.S. and Canada. The worldwide parts business involves the supply of CalComp printer parts and components to successors of CalComp's service divisions outside the U.S. and Canada.

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The Company is also a manufacturer, integrator and distributor of premium workstations, and internet/intranet servers. Products are sold either directly or through distributors.

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

    INVENTORIES

    Inventories are stated at the lower of cost or market (determined principally by the first-in, first-out method, which approximates average cost). The Company maintains a reserve for its estimate of excess, obsolete and damaged goods. In most instances, the Company receives warranties on its products from its vendors which are at least equivalent to those it provides to its customers.

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

    GOODWILL

    Goodwill is amortized over its estimated economic life or period of future benefit. The Company is currently amortizing goodwill, on a straight-line basis over 15 years. This estimated life is a composite of many factors that are subject to change because of the nature of the Company's operations. This is particularly true because goodwill reflects value attributable to the going concern nature of acquired businesses, the stability of their operations, market presence and reputation. Accordingly, at each reporting period, the Company evaluates the continued appropriateness of this life and recoverability of the carrying value of the goodwill based upon current and future levels of income and undiscounted cash flows as well as the latest available economic factors

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    and circumstances. Impairment of value, if any, is recognized in the period in which it is determined. Management of the Company, since each of the respective acquisitions, has continually reviewed the recoverability of the goodwill, as events and changes in circumstances have warranted, to determine whether or not any of the related goodwill associated with the acquisitions has been impaired. During 1999, in light of several additional factors including the continued change in the manner in which acquired assets are being utilized and the history and forecasted revenues and earnings of the related acquisitions, the Company reviewed and completed an analysis and determined that $6,193,318 of the unamortized goodwill is impaired and therefore not recoverable, resulting in a writedown in the 1999 statement of operations. Management of the Company does not believe that there are facts or circumstances to indicate any additional impairment of goodwill at December 31, 1999.

    REVENUE

    Sales are recognized upon the shipment of products to the customer or distributor. Service sales represent amounts earned by providing equipment maintenance services. Where such services are provided under annual agreements, revenues are recognized on a pro rata basis over the periods of the agreements. Other service revenues are recognized when the services are performed.

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

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company's financial instruments include its debt obligations. Management believes that these instruments bear interest at rates which approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying values for these instruments are reasonable estimates of fair value.

3.  ACQUISITIONS

    Effective April 1, 1999, the Company completed the acquisition of the U.S. and Canadian service businesses and the worldwide parts business of Calcomp Technology, Inc. for $400,000 in cash and the assumption of certain liabilities. The assets acquired and liabilities assumed were consummated through the formation of a wholly owned subsidiary, CalGraph Technology Services, Inc. These businesses provide the field maintenance and repair of the Calcomp printers and other products in the U.S. and Canada and is the source for Calcomp printer parts and components to successors of Calcomp's service divisions outside the U.S. and Canada. The acquisition was accounted for as a purchase and the acquired assets and assumed liabilities have been included in the accompanying financial statements as of December 31, 1999.


        Cash paid in connection with acquisitions         $   400,000
        Other acquisition costs                               138,931
        Fair value of liabilities assumed                   3,339,208
        Fair value of assets acquired                      (3,878,139)
                                                          -----------
                                                          $        --

    In April and May of 1998, the Company completed the acquisition of three regional computer graphics distributor companies. The acquisition agreements provided, in exchange for 100% of the outstanding common stock of the three companies, for the issuance of an aggregate of 894,998 shares of unregistered Class A Common Stock and payment of $1,415,000 in cash. The purchase prices for the 1998 Acquisitions are subject to adjustment based on certain net asset value and profitability guarantees. Accordingly, a total of $325,000 of the cash consideration and 192,251 of the unregistered shares of Class A Common Stock issued in consideration in the 1998 Acquisitions were placed in escrow to secure these guarantees. In addition to these escrowed amounts, 192,250 of the shares issued as consideration was placed in escrow to secure the various representations, warranties and other indemnifiable provisions of the respective agreements.

    On June 2, 1997, the Company completed the acquisition of 100% of the outstanding common stock of five regional computer graphics distributors in exchange for the issuance of 2,192,000 shares of Class B Common Stock.

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    The 1998 and 1997 Acquisitions were recorded under the purchase method of accounting. The purchase prices have been allocated to assets acquired and liabilities assumed based on the fair market value of the Company's common stock. The fair value of assets acquired and liabilities assumed, after giving effect to the excess and deficit net asset value, is as follows:

                                                                       1998                  1997
                                                                  Acquisitions           Acquisitions
Cash paid in connection with acquisitions                         $ 1,415,000
Fair value of stock issued and other acquisition costs              2,242,362             $  9,574,214
Fair value of liabilities assumed                                   6,711,314                9,411,676
Fair value of assets acquired                                      (7,494,398)             (11,993,284)
                                                                  -----------             ------------

Goodwill                                                          $ 2,874,278             $  6,992,606
                                                                  ===========             ============

The following unaudited pro forma summary combines the consolidated results of the Company, the 1998 Acquisitions and the Services Acquisition as if the acquisitions had occurred as of January 1, 1998. Additionally, the pro forma data does not include the operating results of Prisym, which was sold effective February 28, 1999. The unaudited pro forma summary includes the impairment of goodwill charge of $6,193,000 and restructuring charges and other expenses of $847,000 recorded in the year ended December 31, 1999. The weighted average shares outstanding exclude 166,667 of escrow shares. The pro forma summary below does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred as of January 1, 1998, or to project the Company's results of operations for any future period.

                                                                          FOR THE YEAR ENDED
                                                                              DECEMBER 31,
                                                                       1999                   1998
                                                                  -------------------------------------
                                                                   (unaudited)             (unaudited)
Net sales                                                        $112,524,379             $114,143,168
Gross profit                                                       18,442,523               18,156,821

Income (loss) from operations                                      (7,133,010)                 (56,682)

Income (loss) before taxes                                         (7,205,780)                 287,052

Pro forma net income (loss)                                        (7,110,149)                (139,939)

Basic and diluted income (loss) per share                               (1.15)                   (0.02)
Weighted average shares outstanding                                 6,161,664                6,161,664

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  INVENTORIES

    Inventories, net of reserves, at December 31, 1999 and 1998 consist of the following:

                                                                       1999                  1998
                                                                  ------------------------------------
Component materials                                               $   369,944             $    333,333
Service Parts                                                       2,442,418                        0
Finished goods                                                     10,087,160                7,385,004
                                                                  -----------             ------------

Inventories, net                                                  $12,899,522             $  7,718,337
                                                                  ===========             ============


5.   PROPERTY AND EQUIPMENT, NET

     Property and equipment, net of accumulated depreciation, at December 31, 1999 and 1998, consists of the following:

                                                                      1999                    1998

Furniture and fixtures                                            $   565,041             $    280,131
Computer equipment                                                  1,972,321                  834,285
Automobiles                                                           121,810                  101,796
                                                                  -----------             ------------
                                                                    2,659,172                1,216,212
Less: accumulated depreciation                                       (694,197)                (391,548)
                                                                  -----------             ------------

Property and equipment, net                                       $ 1,964,975             $    824,664
                                                                  ===========             ============


6.    IMPAIRMENT OF GOODWILL AND RESTRUCTURING CHARGES AND OTHER EXPENSES

      Management of the Company, since each of the respective acquisitions, has continually reviewed the recoverability of the goodwill, as events and changes in circumstances have warranted, to determine whether or not any of the goodwill associated with the acquisitions has been impaired. During 1999, in light of several factors including the continued change in the manner in which acquired assets are being utilized and the history and forecasted revenues and earnings of the related acquisitions, the Company reviewed and completed an analysis and determined that $6,193,318 of the unamortized goodwill is impaired and therefore not recoverable, resulting in a writedown of goodwill in the 1999 statement of operations.

      In connection with the acquisitions, many functions formerly performed in regional offices have been in transition and have been consolidated and centralized, resulting in certain office or warehouse locations no longer being necessary to the Company's business operations. Accordingly, $230,000 has been charged to operations during 1999 related to these leased premises no longer in use. Additionally, associated with the related centralization and consolidation and as part of management's overall strategic plan, certain costs amounting to $617,061 have been incurred, including employee severance. These costs have been combined with the

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      above described amount and are reflected as Restructuring Charges and Other Expenses in the 1999 statement of operations.

      Goodwill, net of accumulated amortization, at December 31, 1999 and 1998 consists of the following:

                                                                       1999                  1998
                                                                  ------------------------------------

Goodwill                                                          $ 3,703,492             $  9,866,884
Accumulated amortization                                           (1,388,684)                (856,943)
                                                                  ------------            ------------

Goodwill, net                                                     $ 2,314,808             $  9,009,941
                                                                  ===========             ============


7.  CURRENT DEBT

    In July 1998, the Company entered into a Loan and Security Agreement (the "Agreement"), which expires on June 30, 2001, with a bank that provides for an outstanding principal amount of $7.5 million. Outstanding advances under the Agreement bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 2.75%, that corresponds to a range of the Company's debt to net worth ratio from 1:1 to 2:1. Pursuant to the terms of the Agreement, the Company has pledged accounts receivables, inventory and equipment as collateral. During the years ended December 31, 1999 and 1998, the Company borrowed $6.3 million and $3.3 million, respectively, and repaid approximately $2.7 million and $2.6 million, respectively, under this credit facility. As of December 31, 1999 and 1998, the Company had an outstanding balance of $4,263,527 and $707,152 under the credit facility.

    In accordance with the Agreement, the Company is required to maintain certain financial covenants, which specifically include a modified current ratio, a debt to equity ratio and a fixed charge coverage ratio. At December 31, 1999, the Company obtained a waiver from the bank for non-compliance with the fixed charge ratio.

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   INCOME TAXES

     The provision (benefit) for income taxes for the years ended December 31, 1999, 1998 and 1997 is as follows:

                   1999                                                  FEDERAL           STATE             TOTAL

                Current                                                $    66,521       $    12,488       $    79,009
                Deferred                                                  (172,049)          (14,960)         (187,009)
                                                                       -----------       -----------       -----------
                                                                       $  (105,528)      $    (2,472)      $  (108,000)
                                                                       ===========       ===========       ===========
                   1998

                Current                                                $   521,978       $    97,688       $   619,666
                Deferred                                                  (122,053)          (10,613)         (132,666)
                                                                       -----------       -----------       -----------
                                                                       $   399,925       $    87,075       $   487,000
                                                                       ===========       ===========       ===========
                   1997

                Current                                                $    59,261       $    11,125       $    70,386
                Deferred                                                  (108,031)           (3,341)         (111,372)
                                                                       -----------       -----------       -----------
                                                                       $   (48,770)      $     7,784       $   (40,986)
                                                                       ===========       ===========       ===========

    A reconciliation of federal statutory and effective income tax rates is as follows:

                                                                            1999              1998              1997

Statutory U.S. federal income tax rate                                       (34.0)%            34.0%            (34.0)%
Effect of:
State income taxes, net of federal benefit                                    (0.5)              5.7               2.4
Nondeductible goodwill amortization                                           31.6              35.9              20.8
Nondeductible meals and entertainment                                          0.2               1.5               3.9
Nondeductible foreign loss                                                     1.1
Other, net                                                                     0.1               7.1              (2.5)
                                                                            ------            ------             -----

Effective income tax rate                                                     (1.5)%            84.2%             (9.4)%
                                                                            ======            ======             =====

    An analysis of the deferred income tax assets and liabilities at December 31, 1999 and 1998 is as follows:

                                                                      1999                  1998

Current deferred income tax assets:
   Accounts receivable                                            $   268,696             $    197,600
   Inventory                                                          284,482                   98,800
   Warranty                                                            70,300
   Restructuring accruals                                             144,620
   263A Capitalization                                                 84,998
   Other                                                               17,468                   47,946
                                                                  -----------             ------------
        Total current deferred income tax assets                      870,564                  344,346

Current deferred income tax liabilities:
   Inventory                                                          (70,300)
   Section 475 adjustment                                                                      (46,073)
                                                                  -----------             ------------
   Current deferred income tax asset, net                         $   800,264             $    298,273
                                                                  ===========             ============


Noncurrent deferred income tax assets:
   Other                                                          $    14,054             $     46,033

Noncurrent deferred income tax liabilities, net
   Section 475 adjustment                                            (108,767)                (138,219)
   Other                                                             (204,221)                  (3,800)
                                                                  -----------             ------------
        Total noncurrent deferred income
           tax liabilities                                           (312,988)                (142,019)
                                                                  -----------             ------------
   Noncurrent deferred income tax liability, net                  $  (298,934)            $    (95,986)
                                                                  ===========             ============

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Management believes that realization of the deferred tax assets is more likely than not due to taxable income available in carryback periods.

9.   COMMITMENTS AND CONTINGENCIES

    OPERATING LEASE

    The Company leases office space under various operating leases expiring through 2004. At December 31, 1999, minimum rentals due under these leases were as follows:

               2000                               $   920,337
               2001                                   715,257
               2002                                   389,711
               2003                                   217,153
               2004                                    91,695
                                                  -----------
                                                  $ 2,334,153
                                                  ===========

    Rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $887,000, $714,000 and $323,000 respectively.

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

    CLASS A COMMON STOCK

    On June 2, 1997, the Company authorized 31,666,667 shares of Class A Common Stock, $.001 par value. Holders of Class A Common Stock have the

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    CLASS B COMMON STOCK

    On January 21, 2000 the Company eliminated its dual class of stock and all outstanding shares of Class B Common Stock were converted into Class A Common Stock on a one-for-one basis. On May 1, 1997 the Company increased the outstanding shares from 100 to 3,424 by declaring a 34.24-for-1 stock split of the Company's common stock (par value of $1.00). On June 2, 1997, the Company declared a 400-for-1 stock split of the Company's common stock pursuant to which all of the Company's outstanding common stock was exchanged for 4,000,000 shares of Class B Common Stock with a par value of $.001. During October 1997, the Company effected a .83333325-for-1 reverse stock split pursuant to which the outstanding shares of Class B Common Stock were exchanged for 3,333,333 shares of Class B Common Stock. Each share of Class B Common Stock was entitled to five votes on all matters on which stockholders may vote, including the election of directors. Each share of Class B Common Stock was automatically converted into one share of Class A Common Stock upon (i) its sale, gift of transfer, except in the case of a transfer to a trust for which the original holder acts as sole trustee or to any other holder of Class B Common Stock, (ii) the death of the original holder thereof, including in the case of the original holder having transferred the Class B Common Stock to a trust for which the original holder served as trustee during his or her lifetime, or (iii) the conversion of an aggregate of 75% of the authorized shares of Class B Common Stock.

    ESCROW SHARES

    In connection with the Company's initial public offering of its securities, the holders of the Company's Class B Common Stock agreed to place an

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

11. STOCK OPTION PLAN

    During August 1997, the Company's Board of Directors and stockholders approved the 1997 Stock Option Plan (the "Plan") covering 300,000 shares of the Company's Class A Common Stock which may be granted to employees, officers, directors, and consultants or advisers to the Company. In May 1999, the Board of Directors approved a Plan amendment to increase the number of shares of Class A Common Stock reserved for issuance there under from 300,000 to 600,000. Options granted under the Plan may be either (i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options. Incentive options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the stock on the date of grant, except that the term of an incentive option granted under the Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the stock on the date of grant. In addition, to the extent that the aggregate fair market value, as of the date of grant, of the stock for which incentive options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a non-qualified option. The Company's Board of Directors administers the Plan, which expires in August 2007. The Company has 342,500 stock options available for future grant at December 31, 1999.

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



    A summary of stock options as of December 31, 1999, 1998 and 1997 and activity during the period ending those dates as follows:

                                       1999                        1998                        1997
                              ------------------------   -------------------------   ----------------------
                                    Weighted                    Weighted                    Weighted
                                     Average                    Average                     Average
                                    Exercise                    Exercise                    Exercise
                               Options      Price         Options       Price          Options       Price
                              ------------------------   -------------------------   -----------------------
Options at beginning of
  period                       262,500      3.00               0          --               0           --
Granted                         40,000      1.50         262,500        3.00               0           --
Exercised                            0        --               0          --               0           --
Forfeited                      (27,000)     3.00               0          --               0           --
                              ------------------------   -------------------------   -----------------------
Outstanding at the end of
  period                       275,000      2.78         262,500        3.00               0           --
Options exercisable at end
  Of period                     97,625      2.74          15,000        3.00               0           --


Weighted average fair value of options granted during the period

                                                   1999                          1998                        1997
                                           ---------------------       -------------------------    ---------------------
                                           Weighted     Weighted       Weighted         Weighted    Weighted     Weighted
                                           Average        Fair          Average           Fair       Average       Fair
                                           Exercise       Market        Exercise         Market     Exercise      Market
                                            Price         Value          Price            Value      Price        Value
                                           --------     --------       ---------        --------    ---------    --------
Option granted during the year
Option price > fair market value              --             --             3.00           3.00           --           --
Option price = fair market value            1.50           1.50               --             --           --           --
Option price < fair market value              --             --               --             --           --           --


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

    The weighted average fair value of stock options granted during 1999 and 1998 was $0.89 and $0.91 respectively. Had compensation cost for the Plan been determined on a fair value basis in accordance with the provisions of FAS 123, the Company's net income (loss) for the three years ended December 31, 1999, 1998 and 1997, would have been as follows:


                                                                  1999          1998           1997
                                                              ------------     -------      ----------

         Net income (loss) - as reported                      $(7,118,331)     $91,167      $(393,337)
         Net income (loss) - pro forma                        $(7,173,659)     $43,469      $(393,337)
         Earnings per share - pro forma                       $     (1.18)         .01           (.15)

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The amount of the proforma charge has been determined using the Black-Scholes model, as permitted by FAS 123. For purposes of the calculation, management used an interest rate of 5.6% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 74.1%, a dividend yield of 0% and an expected life of 4 years for the July 28, 1999 grants, respectively.

12. NET INCOME (LOSS) PER COMMON SHARE

    Potential common stock is in the form of stock options and warrants that do not have an effect on the 1999,1998 and 1997 diluted net income (loss) per common share calculations. The following table presents information necessary to calculate basic and diluted EPS for the years ended December 31, 1999, 1998 and 1997:

                                                                  1999           1998         1997
                                                              -----------      -------      ---------
         Weighted average shares outstanding                    6,328,331      6,056,126    2,702,166
         Escrow shares                                           (166,667)     (166,667)     (120,725)
                                                              -----------      -------      ---------
                                                                6,161,664      5,889,459    2,581,441
                                                              ===========      =======      =========

13. RELATED PARTY TRANSACTIONS

    In December 1999, the Company loaned the chief executive officer and president $1,775,000 to purchase the shares of Class A Common Stock and Class B Common Stock. The loan is for a term of one year, with interest payable annually at a rate that is .25% above the rate paid from time to time by Tekgraf under its current bank loan agreement, and with all principal and interest due at maturity. As collateral for payment of the loan, the chief executive officer agreed to pledge 121,167 shares of Class A Common Stock and 685,816 shares of the Class B Common Stock which he recently purchased with the proceeds of the loan, and 99,875 shares of previously owned Class A Common Stock, and 284,942 shares of previously owned Class B Common Stock. The loan is prepayable at any time without penalty.

    During the year ended December 31, 1997, the Company recognized interest expense on advances from a stockholder of approximately $177,000. The advances from the stockholder bore interest at 8%.

14. SEGMENT INFORMATION

    The Company's operations were previously classified into two business units: graphics and technology. With the acquisition of the U.S. and Canadian service businesses and the worldwide parts business of Calcomp Technology, Inc., the Company has an additional services business unit. These business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made. One customer accounted for 14% and 8% of sales in 1999 and 1998, respectively. The following segment information is for the years ended December 31, 1999, 1998, and 1997:

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                  1999             1998              1997
                                                              ------------     ------------      ------------
         Net sales:
           Graphics                                           $ 97,043,647     $ 84,437,910      $ 33,511,680
           Technology                                            8,532,530       14,609,056        15,220,711
           Services                                              5,448,233
                                                              ------------     ------------      ------------

                Total net sales                               $111,024,410     $ 99,046,966      $ 48,732,391
                                                              ============     ============      ============
         Operating income (loss):
           Graphics(1)                                        $ (5,108,080)    $  1,836,948      $    449,446
           Technology                                               14,899           90,502          (225,862)
           Services                                                180,415
           Corporate(2)                                         (2,240,795)      (1,660,747)         (424,787)
                                                              ------------     ------------      ------------

                 Total operating income (loss)                $ (7,153,561)    $    266,703      $   (201,203)
                                                              ============     ============      ============
         Identifiable assets:
           Graphics                                           $ 22,175,994     $ 21,602,409      $ 17,668,748
           Technology                                            1,201,205        2,075,272         2,096,920
           Services                                              3,507,625
           Corporate                                            10,454,844       13,477,920        10,186,680
                                                              ------------     ------------      ------------

                 Total identifiable assets                    $ 37,339,668     $ 37,155,601      $ 29,952,348
                                                              ============     ============      ============



    Corporate operating income (loss) includes overhead and special charges related to the consolidated Company.

(1) The operating income (loss) for 1999 includes the impairment of goodwill charge of $6,193,318 and restructuring charges and other expenses of $330,000.

(2) The operating income (loss) for 1999 includes restructuring charges and other expenses of $517,061.

15. SUBSEQUENT EVENTS

    On January 21, 2000 the Company eliminated its dual class of stock and all outstanding shares of Class B Common Stock were converted into Class A Common Stock on a one-for-one basis.

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16. CONSOLIDATED CONDENSED QUARTERLY INFORMATION (UNAUDITED)

    Selected unaudited financial information for each of the four quarters in the years ended December 31, 1999 and 1998 are as follows:

                                                                                                         WEIGHTED
                                                                                    NET INCOME        AVERAGE SHARES
                                                                  NET                 (LOSS)            OUTSTANDING
                               NET               GROSS           INCOME              PER SHARE          BASIC AND
          1999                SALES              PROFIT          (LOSS)         BASIC AND DILUTED         DILUTED
                          ------------      ------------     ------------       -----------------     ---------------

         First            $ 24,335,778      $  3,885,204     $   (175,211)        $     (0.03)            6,161,664
         Second             28,928,255         4,569,400         (108,876)              (0.02)            6,161,664
         Third              28,362,793         4,459,557       (6,915,685)(1)           (1.12)            6,161,664
         Fourth             29,397,584         4,958,096           81,441                0.01             6,161,664
                          ------------      ------------     ------------

            Total         $111,024,410      $ 17,872,257     $ (7,118,331)        $     (1.16)            6,161,664
                          ============      ============     ============

          1998

         First            $ 16,871,281      $  2,830,125     $     94,225         $      0.02             5,266,666
         Second             27,505,230         4,248,820          209,662                0.04             5,955,016
         Third              26,323,407         3,975,539         (267,664)              (0.04)            6,161,664
         Fourth             28,347,048         4,371,172           54,944                0.01             6,161,664
                          ------------      ------------     ------------

             Total        $ 99,046,966      $ 15,425,656     $     91,167         $      0.02             5,889,459
                          ============      ============     ============



(1) The net loss in the third quarter of 1999 includes $6,193,000 in impairment of goodwill charges, $230,000 in charges related to leased premises no longer in use and $617,000 in centralization and consolidation expenses.

    Basic net income (loss) per share was the same as diluted net income (loss) per share in each period presented above.

                                 TEKGRAF, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Tekgraf, Inc.

Our audits of the consolidated financial statements of Tekgraf, Inc. referred to in our report dated March 3, 2000 appearing in this Form 10-K also included an audit of the financial statement schedule listed in Item 14(a). In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                             PricewaterhouseCoopers LLP


Atlanta, Georgia
March 3, 2000

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                            BALANCE AT      CHARGED TO     DEDUCTIONS        BALANCE
                                             BEGINNING       COSTS AND         AND            AT END
            DESCRIPTION                       OF YEAR        EXPENSES    RECLASSIFICATIONS   OF YEAR
            -----------                       -------        --------    -----------------   -------
         1999
         Allowance for doubtful accounts      $520,000      $ 385,874       $(123,874)      $782,000
         Inventory reserves                   $260,000      $ 327,996       $ (94,306)      $493,690

         1998
         Allowance for doubtful accounts      $205,000      $ 457,210       $(142,210)      $520,000
         Inventory reserves                   $205,000      $ 169,425       $(114,425)      $260,000

         1997
         Allowance for doubtful accounts      $140,000      $ 149,170       $ (84,170)      $205,000
         Inventory reserves                   $      0      $ 237,275       $ (32,275)      $205,000

                                 TEKGRAF, INC.

                               INDEX OF EXHIBITS

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

10.39    Stock Purchase Agreement and Termination Agreement by and among Tekgraf, Inc., William E. Streib, and Prisym Technologies, Inc. of Georgia, dated March 25, 1999.

10.40    Purchase and sale agreement dated April 1, 1999 by and between Tekgraf, Inc., CalGraph Technology
         Services, and Calcomp Technology (filed on 1999 Form 8-K dated April
         16, 1999).

10.41    Loan agreement between William Rychell and Tekgraf, Inc. dated December 1, 1999 (filed as Exhibit 8 of
         Schedule 13-D dated December 3, 1999).

11.1     Statements of Computation of Earnings Per Share

21.1     Subsidiaries

23.1     Consent of PricewaterhouseCoopers LLP

27.1     Financial Data Schedule (for SEC use only)