Form 10-Q
period 2000-03-31
TEKGRAF INC
filed 2000-05-12
CIK 1044167

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                    FORM 10-Q

(MARK ONE)
    /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM _________ TO __________



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

    The number of shares outstanding of the Registrant's common stock, par value $.001, as of April 14, 2000, the latest practicable date, was 6,328,331 shares.

                                  TEKGRAF, INC.
                                TABLE OF CONTENTS

ITEM                                                                                           PAGE
----                                                                                           ----
PART I      FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999 ............  3

            Consolidated Statements of Operations for the three months ended
            March 31, 2000 and 1999 ...........................................................  4

            Consolidated Statements of Cash Flows for the three months ended
            March 31, 2000 and 1999 ...........................................................  5

            Notes to Consolidated Financial Statements ........................................  6

Item 2.     Management's Discussion and Analysis of Financial Condition
            And Results of Operations ......................................................... 10

Item 3.     Quantitative and Qualitative Disclosures about Market Risk ........................ 12

PART II     OTHER INFORMATION

Item 1.     Legal Proceedings ................................................................. 13

Item 2.     Changes of Securities and Use of Proceeds ......................................... 13

Item 4.     Submissions of Matters to a Vote of Security Holders .............................. 13

Item 6.     Exhibits and Reports on Form 8-K .................................................. 13

Signatures .................................................................................... 14

Index of Exhibits ............................................................................. 15

                         PART I - FINANCIAL INFORMATION

                                  TEKGRAF, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                                  MARCH 31,         DECEMBER 31,
                                                                                              ------------------------------------
                                                                                                    2000               1999
                                                                                              ------------------------------------
                                                                                                (UNAUDITED)
                                                                                              ($ IN THOUSANDS)    ($ IN THOUSANDS)
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                                         $ 1,458             $ 1,704
    Accounts receivable, less allowance for doubtful accounts of $796,900
        and $782,000 at March 31, 2000 and December 31, 1999, respectively                             13,899              17,095
    Inventories, net                                                                                   10,804              12,900
    Prepaid expenses and other assets                                                                     145                 313
    Income taxes receivable                                                                               108                 147
    Deferred income taxes                                                                                 853                 800
                                                                                                      -------             -------
        Total current assets                                                                           27,267              32,959
                                                                                                      -------             -------
Property and equipment, net                                                                             1,996               1,965
Goodwill, net                                                                                           2,268               2,315
Other assets                                                                                               92                 101
                                                                                                      -------             -------
        Total assets                                                                                  $31,623             $37,340
                                                                                                      =======             =======

                                  LIABILITIES

Current liabilities:
    Current debt                                                                                      $ 4,271             $ 4,264
    Accounts payable                                                                                    9,613              14,507
    Accrued expenses                                                                                    1,954               2,145
    Contract obligation and deferred income                                                             2,256               2,754
                                                                                                      -------             -------
        Total current liabilities                                                                      18,094              23,670
                                                                                                      -------             -------

Deferred income taxes                                                                                     299                 299
                                                                                                      -------             -------
        Total liabilities                                                                              18,393              23,969
                                                                                                      -------             -------

Commitments and contingencies

                              STOCKHOLDERS' EQUITY

Class A Common Stock $.001 par value, 31,666,667 shares authorized;
    6,328,331 and 3,202,032 shares issued and outstanding at
    March 31, 2000 and December 31, 1999, respectively                                                      6                   3
Class B Common Stock $.001 par value, 3,333,333 shares authorized at December 31, 1999;
    No shares outstanding at March 31, 2000 and 3,126,299 outstanding at December 31, 1999                  0                   3
Preferred Stock, $.001 par value, 5,000,000 shares authorized; no shares
    issued and outstanding at March 31, 2000 and December 31, 1999                                          0                   0
Due from stockholders                                                                                  (1,775)             (1,780)
Additional paid-in capital                                                                             22,557              22,557
Accumulated deficit                                                                                    (7,558)             (7,412)
                                                                                                      -------             -------

        Total stockholders' equity                                                                     13,230              13,371
                                                                                                      -------             -------

        Total liabilities and stockholders' equity                                                    $31,623             $37,340
                                                                                                      =======             =======

The accompanying notes are an integral part of these consolidated financial statements.

                                                   TEKGRAF, INC.

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THREE MONTHS ENDED    THREE MONTHS ENDED
                                                                ----------------------------------------
                                                                     MARCH 31,             MARCH 31,
                                                                ----------------------------------------
                                                                       2000                  1999
                                                                ----------------------------------------
                                                                 ($ IN THOUSANDS)      ($ IN THOUSANDS)
                                                                   (UNAUDITED)            (UNAUDITED)
Net sales                                                          $   23,703             $   24,336
Cost of goods sold                                                     19,372                 20,451
                                                                   ----------             ----------
        Gross profit                                                    4,331                  3,885

Operating expenses:
    Selling, general and administrative                                 4,272                  3,825
    Depreciation                                                          128                     53
    Amortization of goodwill                                               47                    162
                                                                   ----------             ----------

        Loss from operations                                             (116)                  (155)

Other (income)/ expense                                                    (2)                     4
Interest expense, net                                                      85                     25
                                                                   ----------             ----------

        Loss before benefit for income taxes                             (199)                  (184)

Benefit for income taxes                                                  (53)                    (9)
                                                                   ----------             ----------

        Net loss                                                   $     (146)            $     (175)
                                                                   ==========             ==========

Basic and diluted weighted average shares outstanding               6,161,664              6,161,664
                                                                   ==========             ==========

Basic and diluted net loss per share                               $    (0.02)            $    (0.03)
                                                                   ==========             ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    THREE MONTHS ENDED  THREE MONTHS ENDED
                                                                    --------------------------------------
                                                                      MARCH 31, 2000      MARCH 31, 1999
                                                                    --------------------------------------
                                                                       (UNAUDITED)         (UNAUDITED)
                                                                    --------------------------------------
                                                                     ($ IN THOUSANDS)    ($ IN THOUSANDS)
Cash flows from operating activities:
Net loss                                                                     $  (146)            $  (175)
Adjustments to reconcile net loss to
    net cash provided by (used in) operating activities:
    Provision for doubtful accounts receivable                                    15                 100
    Provision /write-down of inventory                                            75                  58
    Depreciation                                                                 128                  53
    Amortization of goodwill                                                      47                 162
    Gain on sale of Prisym                                                         0                 (32)
    Deferred taxes                                                               (53)                (60)
    Changes in net assets and liabilities, net of acquisitions:
        Accounts receivable                                                    3,181                 853
        Inventories                                                            2,021                (784)
        Prepaid expenses and other assets                                        216                  35
        Accounts payable and accrued expenses                                 (5,085)              1,194
        Deferred income and contract obligation                                 (498)                  0
        Income taxes                                                               0                (246)
                                                                             -------             -------
Total adjustments                                                                 47               1,333
                                                                             -------             -------
Net cash (used in) provided by operating activities                              (99)              1,158
                                                                             -------             -------

Cash flows from investing activities:
Purchase of property and equipment                                              (159)               (162)
Proceeds from sale of Prisym                                                       0                 979
                                                                             -------             -------
Net cash (used in) provided by investing activities                             (159)                817
                                                                             -------             -------

Cash flows from financing activities:
Proceeds, net, from credit facility                                            2,007                   0
Repayment of debt                                                             (2,000)               (713)
Loan to stockholder                                                               (8)                  0
Payments from stockholders for deficient net asset values                         13                 460
                                                                             -------             -------
Net cash provided by (used in) financing activities                               12                (253)
                                                                             -------             -------

(Decrease) increase in cash and cash equivalents                                (246)              1,722
Cash and cash equivalents, beginning of year                                   1,704               1,703
                                                                             -------             -------
Cash and cash equivalents, end of period                                     $ 1,458             $ 3,425
                                                                             =======             =======

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and the footnotes included in the Form 10-K for the year ended December 31, 1999.

2.  INVENTORIES

    Inventories, net of reserves, at March 31, 2000 and 1999 consist of the following:

                                              MARCH 31,         DECEMBER 31,
                                          -----------------------------------
                                                2000               1999
                                          -----------------------------------
                                          ($ in thousands)   ($ in thousands)
                                          -----------------------------------
        Component materials                       $   510            $   370
        Service parts                               2,121              2,442
        Finished goods                              8,173             10,088
                                                  -------            -------

        Inventories, net                          $10,804            $12,900
                                                  =======            =======

3.  NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. There were no common share equivalents during any of the periods presented. At March 31, 2000, the basic and diluted weighted average shares exclude the escrow shares and were determined as follows:

    Shares outstanding from beginning of period         6,328,331
    Weighted average escrow shares                       (166,667)
                                                        ---------
        Basic and diluted weighted average shares       6,161,664
                                                        =========

4.  1999 ACQUISITIONS AND DIVESTITURES

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

    On March 25, 1999, the Company sold its ownership interest in Prisym Technologies, Inc. of Georgia ("Prisym") with an effective date of February 28, 1999. The Company sold its 60% ownership to the other shareholders of Prisym, for a gain of approximately $32,000. The gain has been included in other income in the consolidated statement of operations for the three months ended March 31, 1999. The Company no longer has any interest in Prisym.

    The following unaudited pro forma summary combines the consolidated results of the Company as if the Calcomp acquisition and the Prisym divestiture had occurred as of January 1, 1999. The pro forma summary gives no effect to any efficiencies or additional costs that might have occurred, if any, had the companies actually been combined for the entire period presented. The pro forma summary does not purport to represent what the Company's results of operations would actually have been if the Calcomp acquisition and the Prisym divestiture had occurred as of January 1, 1999 or to project the Company's results of operations of operations for any future period.

                                                       THREE MONTHS ENDED
PROFORMA COMBINED                                 MARCH 31,           MARCH 31,
                                                 -------------------------------
(IN THOUSANDS)                                      2000                1999
                                                 -------------------------------
                                                 (unaudited)         (unaudited)
Statement of Operations Data:
Net sales                                           $23,703             $25,836
Cost of goods sold                                   19,372              21,382
                                                    -------             -------
Gross profit                                          4,331               4,454
Operating expenses:
    Selling, general and
        administrative                                4,272               4,368
    Depreciation                                        128                  60
    Amortization of goodwill                             47                 161
                                                    -------             -------
Operating loss                                         (116)               (135)
    Other income                                         (2)                 (8)
    Interest expense                                     85                  25
                                                    -------             -------
Loss before taxes                                      (199)               (152)
(Benefit) provision for income taxes                    (53)                  3
                                                    -------             -------

Net loss                                            $  (146)            $  (155)
                                                    =======             =======

5.  INCOME TAXES

    The Company's effective tax rate was (26.6)% and (5.0)% for the three months ended March 31, 2000 and 1999, respectively. The difference between the Company's effective and statutory tax rates for 2000 and 1999 was primarily due to the amortization of non-deductible goodwill and state taxes, net of the federal benefit.

6.  CLASS B COMMON STOCK CONVERSION TO CLASS A COMMON STOCK

    All Class B Common Stock was converted to Class A Common Stock pursuant to a vote of the securities holders at a special meeting of shareholders held on January 21, 2000. Prior to the conversion, there was no active trading market for the Class B Common Stock; however, each share of Class B Common Stock could be converted into one share of Class A Common Stock. Each share of Class B Common Stock entitled the holder to five votes per share, while the Class A Common Stock entitled the holder to one vote per share. The Company issued 2,192,000 shares (giving effect to the Company's 400-for-1 stock split in June 1997 and its 0.83333325-for-one reverse stock split effected in October 1997) of Class B Common

    Stock as the consideration used in five acquisitions completed in June 1997. At that time, 1,141,333 shares (again, giving effect to the stock split and reverse stock split) were already held by the stockholders of the Company. Accordingly, the Company had 3,333,333 shares of Class B Common Stock outstanding. During 1999 and 1998, 32,867 and 174,167 shares of Class B Common Stock were converted to Class A Common Stock on a one-for-one basis, respectively.

7.  DISSENTER'S RIGHTS FOR CLASS B COMMON STOCK

    Prior to the January 21, 2000 special meeting of shareholders related to the reclassification of Class B Common Stock, stockholders of record who owned 1,191,333 shares of Class B Common Stock, notified the Company of their intent to exercise dissenters' rights if the actions contemplated by the special meeting were approved. The Company received demands from these stockholders. Pursuant to Georgia law, the Company responded to these demands by offering the dissenting stockholders $1.73 per share (plus accrued interest), representing the Company's estimate of the fair value as of the relevant date, after taking into account relevant premiums and discounts. The dissenting stockholders rejected the Company's offer and have asserted that $4.50 per share was the fair value as of the relevant date. The Company has until May 29, 2000 to resolve this dispute with the dissenting stockholders or to file a court action for determination of the fair value of the stock and accrued interest. Currently, the Company cannot predict the outcome of this matter. The Company has secured a commitment from the bank to increase the credit line to $12.5 million, subject to certain contingencies. Management believes that the funds from its expanded credit facility will be adequate to fund the repurchase of the dissenter's shares.

8.  IMPAIRMENT OF GOODWILL AND RESTRUCTURING CHARGES AND OTHER EXPENSES

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

    In connection with the acquisitions, many functions formerly performed in regional offices have been in transition and have been consolidated and centralized, resulting in certain office or warehouse locations no longer being necessary to the Company's business operations. Accordingly, $230,000 was charged to operations during 1999 related to these leased premises no longer in use. Additionally, associated with the related centralization and consolidation and as part of management's overall strategic plan, certain costs amounting to $617,061 have been incurred, including employee severance. These costs have been combined with the above described amount and are reflected as Restructuring Charges and Other Expenses in the 1999 statement of operations.

    The following table provides a rollforward of the liabilities incurred in connection with the 1999 business restructuring.

    ($ in thousands)                                     THREE MONTHS
                                         DECEMBER 31,   ENDED MARCH 31,     MARCH 31,
                                            1999             2000             2000
    TYPE OF COST                           BALANCE         PAYMENTS          BALANCE
-------------------------------------------------------------------------------------
    Employee Separations                      $334            $(153)            $181

    Facility Closings                          184              (26)             158

    Other                                       60                0               60
                                              ---------------------------------------
            Total                             $578            $(179)            $399

    For the three months ended March 31, 2000, restructuring reserve balances were reduced by $179,000. Employee separations of $153,000 were charged against the restructuring reserve for the three months ended March 31, 2000, with a balance of $181,000 as of March 31, 2000. Facility closings of $26,000 were charged against the restructuring reserve for the three months ended March 31, 2000, with a balance of $158,000 as of March 31, 2000.

9.  SEGMENT DISCLOSURES

    The Company's operations were previously classified into two business units: graphics and technology. With the acquisition of the U.S. and Canadian service businesses and the worldwide parts business of Calcomp Technology, Inc., the Company has an additional services business unit. These business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made. For the Graphics Division net sales, one customer accounted for 13% and 23% of sales for the three months ended March 31, 2000 and 1999, respectively. No customers accounted for more than 10% of net sales for both the Technology and Services Division for the three months ended March 31, 2000 and 1999. International sales for all three divisions were insignificant for the three months ended March 31, 2000 and March 31, 1999. The following segment information is for the three months ended March 31, 2000 and 1999:

                                                        THREE MONTHS ENDED
                                                   MARCH 31,           MARCH 31,
                                               ------------------------------------
                                                     2000                1999
                                               ------------------------------------
                                               ($ IN THOUSANDS)    ($ IN THOUSANDS)
        Net sales:
            Graphics                                   $19,525             $21,685
            Technology Systems                           1,805               2,651
            Services                                     2,373                   0
                                                       -------             -------

                Total net sales                        $23,703             $24,336
                                                       =======             =======
        Operating income (loss):
            Graphics                                   $  (605)            $  (203)
            Technology Systems                              16                  28
            Services                                       443                   0
                                                       -------             -------

                Total operating loss                   $  (146)            $  (175)
                                                       =======             =======

        Identifiable assets:
            Graphics                                   $26,906             $33,764
            Technology Systems                           1,165               3,576
            Services                                     3,552                   0
                                                       -------             -------

                Total identifiable assets              $31,623             $37,384
                                                       =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1999.

NET SALES. Total net sales decreased $0.6 million, or 2.6%, to $23.7 million for the three months ended March 31, 2000, compared to $24.3 million for the three months ending March 31, 1999. The Graphics Division net sales decreased $2.2 million, or 10.0%, to $19.5 million for the three months ended March 31, 2000 compared to $21.7 million for the three months ended March 31, 1999. The decrease was due to the timing of the roll-out of the reseller Digital Point-of-Purchase (POP) program. The Tekgraf Technology Systems sales decreased $0.8 million, or 31.9%, to $1.8 million for the three months ended March 31, 2000, compared to $2.6 million for the three months ended March 31, 1999. The decrease was due to the sale of the Prisym business effective February 1999. Excluding the Prisym divestiture, net sales for the Tekgraf Technology Systems business increased 7.8% for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. The CalGraph Services Division had net sales of $2.4 million for the three months ended March 31, 2000. The CalGraph Services Division was acquired in April 1999.

GROSS PROFIT. Despite lower net sales of $0.6 million, the gross profit for the three months ended March 31, 2000 increased $0.4 million, or 11.5%, to $4.3 million as compared to $3.8 million for the three months ended March 31, 1999. Gross profit as a percentage to sales increased 2.3% to 18.3% for the three months ended March 31, 2000, as compared to 16.0% for the three months ended March 31, 1999. The increase is primarily due to higher profit margin for the Calgraph service business acquired in April 1999, as well as the Graphics channels business and Tekgraf Technology Systems business.

SG&A EXPENSES. SG&A expenses increased $0.4 million to $4.3 million for the three months ended March 31, 2000 compared to $3.8 million for the three months ended March 31, 1999. SG&A expenses as a percentage of sales were 18.0% and 15.7% for the three months ended March 31, 2000 and 1999, respectively. Of the increase, $0.8 million was attributable to the Services Acquisition, offset by a decrease of $0.1 million for the sale of the Prisym business during the first quarter of 1999. SG&A expenses for the Graphics Division decreased $0.2 million, or 6.6%, to $3.2 million for the three months ended March 31, 2000, as compared to $3.5 million for the three months ended March 31, 1999. The decrease in expense is due to the consolidation of distribution facilities in the second quarter of 1999.

DEPRECIATION EXPENSE. Depreciation expense increased $0.075 million, or 141%, to $0.128 million for the three months ended March 31, 2000, as compared to $0.053 million for the three months ended March 31, 1999. The increase is due to the CalGraph business acquired in April 1999.

AMORTIZATION EXPENSE. Amortization expense decreased $0.115 million, or 71.0%, to $0.047 million for the three months ended March 31, 2000, compared to $0.162 million for the three months ended March 31, 1999. During 1999, the management of the Company reviewed and completed an analysis that $6,193,318 of the unamortized goodwill relating to the acquisitions from 1997 and 1998 is impaired and therefore not recoverable, which resulted in a third quarter 1999 writedown in the statement of operations.

BENEFIT FOR INCOME TAXES. The Company's effective tax rate was a benefit of 27% for the three months ended March 31, 2000 compared to a benefit of 5% for the three months ended March 31, 1999.

NET LOSS. The Company had a net loss of $0.146 million for the three months ended March 31, 2000, as compared to a net loss of $0.175 million for the three months ended March 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2000, the Company had $1.5 million in cash with a working capital surplus of $9.3 million, compared to $1.7 million in cash and a working capital of $9.3 million for the three months ended March 31, 1999.

The Company used $0.1 million of cash from operations for the three months ended March 31, 2000 compared to $1.2 million of cash generated from operations for the three months ended March 31, 1999. For the three months ended March 31, 2000, accounts receivable generated $3.2 million of cash due to timing of sales for the Point of Purchase (POP) business. Also during the three months ended March 31, 2000, inventory decreased by $2.0 million, which was offset by a decrease in accounts payable of $5.1 million. The decrease in accounts payable was due to lower inventory purchases during the quarter as well as payments made for inventory purchased in December 1999 to take advantage of year-end purchase discounts.

For the three months ended March 31, 2000 and March 31, 1999, the Company used cash in investing activities of $0.2 million due to the purchase of property and equipment, mainly computer equipment and software for development of the Company's new web based order fulfillment software. For the three months ended March 31, 1999, the Company received proceeds of $979,000 related to the sale of the Prisym business.

For the three months ended March 31, 2000, cash generated for financing activities was insignificant as borrowings of $2.0 million from the Company's credit facility were offset by the repayment of the $2.0 million of the loan.

In July 1998, the Company entered into a Loan and Security Agreement ("the Agreement") with a bank that provides for an outstanding line of credit in the amount of $7.5 million. Outstanding advances under the Agreement bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 2.75%, that corresponds to a range of the Company's debt to net worth ratio from 1:1 to 2:1. Pursuant to the terms of the Agreement, the Company has pledged accounts receivable, inventory and equipment as collateral. During the three months ended March 31, 2000, the Company borrowed and repaid $2.0 million under this credit facility. The outstanding loan balance as of March 31, 2000 was $4.3 million. In accordance with the Agreement, the Company is required to maintain certain financial covenants, which specifically include a modified current ratio, a debt to equity ratio and a fixed charge coverage ratio. The Company was below the fixed charge coverage ratio and has obtained a waiver from the bank for the three months ended March 31, 2000.

The Company has secured a commitment from the bank to increase its credit line to $12.5 million, subject to certain contingencies. Management believes that the funds from its expanded credit facility will be adequate to fund the repurchase of the dissenter's shares. See Note 7 of Notes to Consolidated Financial Statements.

Based upon its current operating plan, the Company believes its existing capital resources, including the proceeds from the Loan, should enable it to maintain its current and planned operations.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Credit risks with respect to trade receivables are limited due to the diversity of customers comprising the Company's customer base. The Company purchases credit insurance for all significant open accounts and the Company performs ongoing credit evaluations and charges uncollectible amounts to operations when they are determined to be uncollectible.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            See Note 7 of Notes to Consolidated Financial Statements

Item 2.     Changes in Securities and Use of Proceeds

            Effective January 21, 2000, all outstanding shares of Class B Common Stock were converted to shares of Class A Common Stock. See Item 4 and Note 6 to Notes to Consolidated Financial Statements.

Item 4.     Submission of Matters to a Vote of Security Holders

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

                                                FOR               AGAINST            ABSTAIN
                                            -------------------------------------------------
            Class A Shareholders             2,602,015            14,715              585,302
            Class B Shareholders             8,612,745                 0            7,018,750
            Class A & Class B
            Shareholders                    11,214,760            14,715            7,604,052

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits.
                    The following exhibits are filed as part of this Report.

                    Exhibit
                    Number          Description
                    -------         --------------------------------------------
                     3.1            By-laws as amended on March 26, 2000

                    11.1            Statement of Computation of Earnings Per Share.

                    27.1            Financial Data Schedule.(For SEC use only)

            (b)     Reports Filed on Form 8-K

                    None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 12th DAY OF MAY, 2000.


    SIGNATURE                                   Title
    ---------                                   -----

/s/ William M. Rychel                   Chief Executive Officer,
------------------------                President and Director (principal
  William M. Rychel                     executive officer)


/s/ Thomas M. Mason                     Chief Financial Officer
------------------------                (principal financial and accounting
  Thomas  M. Mason                      officer)

                                INDEX OF EXHIBITS

                Exhibit
                Number              Description
                -------             --------------------------------------------
                 3.1                By-laws as amended on March 26, 2000

                11.1                Statement of Computation of Earnings Per Share.

                27.1                Financial Data Schedule (For SEC use only)