Form 10-Q
period 2000-06-30
TEKGRAF INC
filed 2000-08-14
CIK 1044167

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------
                                    FORM 10-Q

     (MARK ONE)

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: /X/ No: / /

    The number of shares outstanding of the Registrant's common stock, par value $.001, as of August 10, 2000, the latest practicable date, was 6,328,331 shares.

================================================================================

                                  TEKGRAF, INC.
                                TABLE OF CONTENTS

ITEM                                                                                     PAGE
----                                                                                     ----
PART I   FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999.............3

         Consolidated Statements of Operations for the three months and six months ended
         June 30, 2000 and 1999............................................................4

         Consolidated Statements of Cash Flows for the six months ended

         June 30, 2000 and 1999............................................................5

         Notes to Consolidated Financial Statements........................................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         And Results of Operations........................................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.......................13

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings................................................................14

Item 4.  Submissions of Matters to a Vote of Security Holders.............................14

Item 6.  Exhibits and Reports on Form 8-K.................................................14

Signatures................................................................................15

Index of Exhibits.........................................................................16

                         PART I - FINANCIAL INFORMATION

                                  TEKGRAF, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                      -------------------------------
                                                                                            2000          1999
                                                                                      -------------------------------
                                                                                       (UNAUDITED)
                                                                                      -------------------------------
                                                                                     ($ IN THOUSANDS)($ IN THOUSANDS)
                                ASSETS
 Current assets:
    Cash and cash equivalents                                                                $1,174           $1,704
    Accounts receivable, less allowance for doubtful accounts of $919,300
       and $782,000 at June 30, 2000 and December 31, 1999, respectively                     15,817           17,095
    Inventories, net                                                                          9,687           12,900
    Prepaid expenses and other assets                                                            72              313
    Income taxes receivable                                                                     108              147
    Deferred income taxes                                                                     1,147              800
                                                                                      -------------- ----------------
           Total current assets                                                              28,005           32,959
                                                                                      -------------- ----------------

 Property and equipment, net                                                                  2,130            1,965
 Goodwill, net                                                                                2,222            2,315
 Other assets                                                                                    76              101
                                                                                      -------------- ----------------
           Total assets                                                                $     32,433   $       37,340
                                                                                      ============== ================

                              LIABILITIES
 Current liabilities:
    Current debt                                                                       $      4,058   $        4,264
    Accounts payable                                                                         11,758           14,507
    Accrued expenses                                                                          1,550            2,145

    Contract obligation and deferred income                                                   2,123            2,754
                                                                                      -------------- ----------------
           Total current liabilities                                                         19,489           23,670
                                                                                      -------------- ----------------
 Deferred income taxes                                                                          299              299
                                                                                      -------------- ----------------
           Total liabilities                                                                 19,788           23,969
                                                                                      -------------- ----------------
 Commitments and contingencies

                          STOCKHOLDERS' EQUITY

 Class A Common Stock $.001 par value, 31,666,667 shares authorized;
    6,328,331 and 3,202,032 shares issued and outstanding at
    June 30, 2000 and December 31, 1999, respectively.                                            6                3
 Class B Common Stock $.001 par value, 3,333,333 shares authorized at December
    31, 1999; No shares outstanding at June 30, 2000 and 3,126,299 outstanding
    at December 31, 1999                                                                          0                3
 Preferred Stock, $.001 par value, 5,000,000 shares authorized; no shares
    issued and outstanding at June 30, 2000 and December 31, 1999                                 0                0
 Due from stockholders                                                                       (1,775)          (1,780)
 Additional paid-in capital                                                                  22,557           22,557
Accumulated deficit                                                                          (8,143)          (7,412)
                                                                                      -------------- ----------------
           Total stockholders' equity                                                        12,645           13,371
                                                                                      -------------- ----------------
           Total liabilities and stockholders' equity                                 $      32,433  $        37,340
                                                                                      =============  ===============

The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                          THREE MONTHS ENDED  THREE MONTHS ENDED   SIX MONTHS ENDED     SIX MONTHS ENDED
                                          --------------------------------------------------------------------------------
                                               JUNE 30,            JUNE 30,             JUNE 30,            JUNE 30,
                                          --------------------------------------------------------------------------------
                                                 2000                1999                 2000                1999
                                          --------------------------------------------------------------------------------
                                           ($ IN THOUSANDS)    ($ IN THOUSANDS)     ($ IN THOUSANDS)    ($ IN THOUSANDS)
                                             (UNAUDITED)          (UNAUDITED)         (UNAUDITED)          (UNAUDITED)

Net sales                                       $   25,948          $   28,928           $   49,652          $   53,264
Cost of goods sold                                  22,340              24,740               41,904              45,191
                                                ----------          ----------           ----------          ----------
          Gross profit                               3,608               4,188                7,748               8,073

Operating expenses:
   Selling, general and administrative               4,245               4,049                8,323               7,874
   Depreciation                                        131                  77                  262                 130
   Amortization of goodwill                             47                 162                   95                 323
                                                ----------          ----------           ----------          ----------
          Loss from operations                        (815)               (100)                (932)               (254)

Other expense/(income)                                  30                 (46)                  27                 (41)
Interest expense, net                                   34                   8                  119                  33
                                                ----------          ----------           ----------          ----------

          Loss before benefit for
               income taxes                           (879)                (62)              (1,078)               (246)

(Benefit)/Provision for income taxes                  (294)                 47                 (347)                 38
                                                ----------          ----------           ----------          ----------

          Net loss                              $     (585)         $     (109)          $     (731)         $     (284)
                                                ==========          ==========           ==========          ==========
Basic and diluted weighted average
shares outstanding                               6,161,664           6,161,664            6,161,664           6,161,664
                                                ==========          ==========           ==========          ==========
Basic and diluted net loss per share            $    (0.09)         $    (0.02)          $    (0.12)         $    (0.05)
                                                ==========          ==========           ==========          ==========


The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    SIX MONTHS ENDED   SIX MONTHS ENDED
                                                                   ---------------------------------------
                                                                      JUNE 30, 2000       JUNE 30, 1999
                                                                   ---------------------------------------
                                                                       (UNAUDITED)        (UNAUDITED)
                                                                   ---------------------------------------
   Cash flows from operating activities:                            ($ IN THOUSANDS)    ($ IN THOUSANDS)
   Net loss                                                                   $  (731)            $  (284)
   Adjustments to reconcile net loss to
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:
       Provision for doubtful accounts receivable                                 120                 250
       Provision /write-down of inventory                                         150                  78
       Depreciation                                                               262                 130
       Amortization of goodwill                                                    95                 323

       Gain on sale of Prisym                                                       0                 (32)
       Deferred taxes                                                            (347)               (103)
       Changes in net assets and liabilities, net of
        acquisitions:
             Accounts receivable                                                1,158              (1,731)
             Inventories                                                        3,063              (3,915)
             Prepaid expenses and other assets                                    303                 264
             Accounts payable and accrued expenses                             (3,344)              2,077
             Deferred income and contract obligation                             (631)                366
             Income taxes                                                           0                (300)
                                                                              -------             -------
   Total adjustments                                                              829              (2,593)
                                                                              -------             -------
   Cash provided by (used in) operating activities                                 98              (2,877)
                                                                              -------             -------

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                            (427)               (815)
   Proceeds from sale of Prisym                                                     0                 440
                                                                              -------             -------
   Cash provided by (used in) investing activities                               (427)               (375)
                                                                              -------             -------
   CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds/(Repayment) of debt                                                  (206)              1,284
   Loan to stockholder                                                             (8)                  0
   Payments from stockholders for deficient net asset values                       13                 459
                                                                              -------             -------
   CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                               (201)              1,743
                                                                              -------             -------
   Decrease in cash and cash equivalents                                         (530)             (1,509)
   Cash and cash equivalents, beginning of year                                 1,704               1,703
                                                                              -------             -------
   Cash and cash equivalents, end of period                                   $ 1,174             $   194
                                                                              =======             =======

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and the footnotes included in the Form 10-K for the year ended December 31, 1999.

2.  INVENTORIES

    Inventories, net of reserves, at June 30, 2000 and 1999 consist of the following:

                                                                     JUNE 30,       DECEMBER 31,
                                                                  --------------------------------
                                                                       2000             1999
                                                                  --------------------------------
                                                                  ($ in thousands) ($ in thousands)
                                                                  --------------------------------
                                                                     (unaudited)     (unaudited)
         Component materials                                              $   494        $    370
         Service parts                                                      1,981           2,442
         Finished goods                                                     7,212          10,088
                                                                          -------        --------
         Inventories, net                                                 $ 9,687        $ 12,900
                                                                          =======        ========

3.  NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. There were no common share equivalents during any of the periods presented. At June 30, 2000, the basic and diluted weighted average shares exclude the escrow shares and were determined as follows:

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

    On March 25, 1999, the Company sold its ownership interest in Prisym Technologies, Inc. of Georgia ("Prisym") with an effective date of February 28, 1999. The Company sold its 60% ownership to the other shareholders of Prisym, for a gain of approximately $32,000. The gain has been included in other income in the consolidated statement of operations for the six months ended June 30, 1999. The Company no longer has any interest in Prisym.

    The following unaudited pro forma summary combines the consolidated results of the Company as if the Calcomp acquisition and the Prisym divestiture had occurred as of January 1, 1999. Note: The June 30, 2000 data represents actual results. The pro forma summary gives no effect to any efficiencies or additional costs that might have occurred, if any, had the companies actually been combined for the entire period presented. The pro forma summary does not purport to represent what the Company's results of operations would actually have been if the Calcomp acquisition and the Prisym divestiture had occurred as of January 1, 1999 or to project the Company's results of operations of operations for any future period.



PROFORMA COMBINED                                 SIX MONTHS ENDED
(IN THOUSANDS)                                 JUNE 30,        JUNE 30,
                                         ------------------------------------
                                               2000               1999
                                         ------------------------------------
Statement of Operations Data:               (unaudited)       (unaudited)
Net sales                                         $ 49,652          $ 54,764
Cost of goods sold                                  41,904            45,741
                                                  --------          --------
Gross profit                                         7,748             9,023
Operating expenses:
   Selling, general and
     Administrative                                  8,323             8,798
   Depreciation                                        262               137
   Amortization of goodwill                             95               323
                                                  --------          --------
Operating loss                                        (932)             (235)
   Other expense/(income)                               27               (54)
   Interest expense                                    119                33
                                                  --------          --------
Loss before taxes                                   (1,078)             (214)
(Benefit) provision for income taxes                  (347)               50
                                                  --------          --------
Net loss                                          $   (731)         $   (264)
                                                  ========          ========


5.  INCOME TAXES

    The Company's effective tax rate was (33.4)% and 76% for the three months ended June 30, 2000 and 1999, respectively. The Company's effective tax rate was (32.2)% and 15% for the six months ended June 30, 2000 and 1999, respectively. The difference between the Company's effective and statutory tax rates for 2000 and 1999 was primarily due to the amortization of non-deductible goodwill and state taxes, net of the federal benefit.

6.  CLASS B COMMON STOCK CONVERSION TO CLASS A COMMON STOCK

    All Class B Common Stock was converted to Class A Common Stock pursuant to a vote of the securities holders at a special meeting of shareholders held on January 21, 2000. Prior to the conversion, there was no active trading market for the Class B Common Stock; however, each share of Class B Common Stock could be converted into one share of Class A Common Stock. Each share of Class B Common Stock entitled the holder to five votes per share, while the Class A Common Stock entitled the holder to one vote per share. The Company issued 2,192,000 shares (giving effect to the Company's 400-for-1 stock split in June 1997 and its 0.83333325-for-one reverse stock split effected in October 1997) of Class B Common Stock as the consideration in five acquisitions completed in June 1997. At that time,

    1,141,333 shares (again, giving effect to the stock split and reverse stock split) were already held by the stockholders of the Company. Accordingly, the Company had 3,333,333 shares of Class B Common Stock outstanding. During 1999 and 1998, 32,867 and 174,167 shares of Class B Common Stock were converted to Class A Common Stock on a one-for-one basis, respectively.

7.  DISSENTER'S RIGHTS FOR CLASS B COMMON STOCK

    Prior to the January 21, 2000 special meeting of shareholders related to the reclassification of Class B Common Stock, stockholders of record who owned 1,191,333 shares of Class B Common Stock, notified the Company of their intent to exercise dissenters' rights if the actions contemplated by the special meeting were approved. The Company received demands from these stockholders. Pursuant to Georgia law, the Company responded to these demands by offering the dissenting stockholders $1.73 per share (plus accrued interest), representing the Company's estimate of the fair value as of the relevant date, after taking into account relevant premiums and discounts. The dissenting stockholders rejected the Company's offer and have asserted that $4.50 per share was the fair value as of the relevant date. The Company has filed a court action for determination of the fair value of the stock and accrued interest. Currently, the case is in the discovery stage, and consequently the Company cannot predict the outcome of this matter. The Company has secured a $12.5 million credit line from the bank, subject to certain contingencies. Management believes that the funds from this credit line will be adequate to fund the repurchase of the dissenters' shares.

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

    In connection with the acquisitions, many functions formerly performed in regional offices have been in transition and have been consolidated and centralized, resulting in certain office or warehouse locations no longer being necessary to the Company's business operations. Accordingly, $230,000 was charged to operations during 1999 related to these leased premises no longer in use. Additionally, associated with the related centralization and consolidation and as part of management's overall strategic plan, certain costs amounting to $617,061 have been incurred, including employee severance. These costs have been combined with the above described amount and are reflected as Restructuring Charges and Other Expenses in the third quarter of 1999 statement of operations.

    The following table provides a rollforward of the liabilities incurred in connection with the 1999 business restructuring.


     ($ in thousands)
                                       DECEMBER 31,       SIX MONTHS ENDED         JUNE 30,
                                           1999            JUNE 30, 2000             2000
     TYPE OF COST                        BALANCE              ACTIVITY              BALANCE
     ------------------------------------------------------------------------------------------
     Employee Separations                        $334                  $(248)              $86

     Facility Closings                            184                   (153)               31

     Other                                         60                    (60)                0
                                     ----------------------------------------------------------
                 Total                           $578                  $(461)             $117
                                                 ====                  ======             ====

    For the six months ended June 30, 2000, restructuring reserve balances were reduced by $461,000. Employee separations of $209,000 and facility closings of $45,000 were charged against the restructuring reserve for the six months ended June 30, 2000. After the above charges, management evaluated the restructuring reserve balance and released $39,000 from employee separations, $108,000 from facility closings and $60,000 from other restructuring reserves based on anticipated restructuring needs. The restructuring reserve balance is $117,000 as of June 30, 2000.

9.  SEGMENT DISCLOSURES

    The Company's operations were previously classified into two business units: graphics and technology. With the acquisition of the U.S. and Canadian service businesses and the worldwide parts business of Calcomp Technology, Inc., the Company has an additional services business unit. These business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made. For the Graphics Division net sales, no customers accounted for more than 10% of the sales for the three months ended June 30, 2000 and one customer accounted for 13% of sales for the three months ended June 30, 1999. No customers accounted for more than 10% of net sales for both the Technology and Services Division for the three months ended June 30, 2000 and 1999. International sales for all three divisions were insignificant for the three months ended June 30, 2000 and June 30, 1999. For the Graphics Division net sales, no customers accounted for more than 10% of the sales for the six months ended June 30, 2000 and one customer accounted for 23% of sales for the six months ended June 30, 1999. No customers accounted for more than 10% of net sales for both the Technology and Services Division for the six months ended June 30, 2000 and 1999. International sales for all three divisions were insignificant for the six months ended June 30, 2000 and June 30, 1999. The following segment information is for the three months and six months ended June 30, 2000 and 1999:

                                                             THREE MONTHS ENDED                         SIX MONTHS ENDED
                                                        JUNE 30,              JUNE 30,            JUNE 30,             JUNE 30,
                                                   -------------------------------------------------------------------------------
                                                          2000                 1999                2000                  1999
                                                   -------------------------------------------------------------------------------
 Net sales:                                         ($ IN THOUSANDS)     ($ IN THOUSANDS)     ($ IN THOUSANDS)     ($ IN THOUSANDS)
   Graphics                                                 $ 21,225             $ 25,574             $ 40,706             $ 47,259
   Technology Systems                                          2,397                1,811                4,202                4,462
   Services                                                    2,326                1,543                4,744                1,543
                                                            --------             --------             --------             --------
         Total net sales                                    $ 25,948             $ 28,928             $ 49,652             $ 53,264
                                                            ========             ========             ========             ========
 Operating income (loss):
   Graphics                                                 $   (762)            $    152             $ (1,248)            $     15
   Technology Systems                                            (15)                 (12)                 (66)                 (50)
   Services                                                      192                 (249)                 583                 (249)
                                                            --------             --------             --------             --------
Total operating loss                                        $   (585)            $   (109)            $   (731)            $   (284)
                                                            ========             ========             ========             ========
 Identifiable assets:
   Graphics                                                 $ 27,771             $ 35,827             $ 27,771             $ 35,827
   Technology Systems                                          1,174                3,096                1,174                3,096
   Services                                                    3,488                5,362                3,488                5,362
                                                            --------             --------             --------             --------
     Total identifiable assets                              $ 32,433             $ 44,285             $ 32,433             $ 44,285
                                                            ========             ========             ========             ========


10.  RECLASSIFICATIONS

         Certain amounts in the June 30, 1999 financial statements have been reclassified to conform to the June 30, 2000 presentation.

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED WITH THREE MONTHS ENDED JUNE 30, 1999.

NET SALES. Total net sales decreased $3.0 million, or 10.3%, to $25.9 million for the three months ended June 30, 2000, compared to $28.9 million for the three months ending June 30, 1999. The Graphics Division net sales decreased $4.3 million, or 17.0%, to $21.2 million for the three months ended June 30, 2000 compared to $25.6 million for the three months ended June 30, 1999. The decrease was due to the timing of the roll-out of the reseller Digital Point-of-Purchase (POP) program as well as a direct sales initiative implemented by a key vendor. The Tekgraf Technology Systems sales increased $0.6 million, or 32.3%, to $2.4 million for the three months ended June 30, 2000, compared to $1.8 million for the three months ended June 30, 2000. The CalGraph Services Division sales increased $0.8 million or 50.7% to $2.3 million for the three months ended June 30, 2000 as compared to $1.5 million for the three months ended June 30, 1999. The increase relates to new third party service contacts during the three months ended June 30, 2000. The CalGraph Services Division was acquired in April 1999.

GROSS PROFIT. Gross profit decreased $0.6 million or 13.8% for the three months ended June 30, 2000, to $3.6 million as compared to $4.2 million for the three months ended June 30, 1999. Gross profit as a percentage to sales decreased 0.6% to 13.9% for the three months ended June 30, 2000, as compared to 14.5% for the three months ended June 30, 1999. The decline in gross profit is due to change of product sales in the graphics business as well as lower systems sales for the three months ended June 30, 2000 compared to three months ended June 30, 1999.

SG&A EXPENSES. SG&A expenses increased $0.2 million or 4.8% to $4.2 million for the three months ended June 30, 2000 compared to $4.0 million for the three months ended June 30, 1999. SG&A expenses as a percentage of sales were 16.4% and 14.0% for` the three months ended June 30, 2000 and 1999, respectively. SG&A expenses for the period ending June 30, 2000 include legal fees of approximately $100,000 relating to the dissenter's rights and restructuring reserve reversals of $207,000. See footnote 7 regarding dissenter's rights for class B common stock.

DEPRECIATION EXPENSE. Depreciation expense increased $54,000, or 70.1%, to $131,000 for the three months ended June 30, 2000, as compared to $77,000 for the three months ended June 30, 1999. The increase is due to new software and computer equipment that was purchased in the third quarter 1999 for the CalGraph business.

AMORTIZATION EXPENSE. Amortization expense decreased $115,000, or 71.0%, to $47,000 for the three months ended June 30, 2000, compared to $162,000 for the three months ended June 30, 1999. During 1999, the management of the Company reviewed and completed an analysis that $6,193,318 of the unamortized goodwill relating to the acquisitions from 1997 and 1998 is impaired and therefore not recoverable, which resulted in a third quarter 1999 writedown in the statement of operations.

INCOME TAXES. The Company's effective tax rate was a benefit of 33% for the three months ended June 30, 2000 compared to a provision of 76% for the three months ended June 30, 1999.

NET LOSS. The Company had a net loss of $0.6 million for the three months ended June 30, 2000, as compared to a net loss of $0.1 million for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1999.

NET SALES. Total net sales decreased $3.6 million, or 6.8%, to $49.7 million for the six months ended June 30, 2000, compared to $53.3 million for the six months ending June 30, 1999. The Graphics Division net sales decreased $6.6 million, or 13.9%, to $40.7 million for the six months ended June 30, 2000 compared to $47.3 million for the six months ended June 30, 1999. The decrease was due to the timing of the roll-out of the reseller Digital Point-of-Purchase (POP) program as well as a direct sales initiative implemented by a few key vendors during the second quarter of 2000. The Tekgraf Technology Systems sales decreased $0.3 million, or 5.8%, to $4.2 million for the six months ended June 30, 2000, compared to $4.5 million for the six months ended June 30, 1999. The decrease was due to the sale of the Prisym business effective February 1999. Excluding the Prisym divestiture, net sales for the Tekgraf Technology Systems business increased 20.5% for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999. The CalGraph Services Division net sales increased $3.2 million for the six months ended June 30, 2000. The CalGraph Services
Division was acquired in April 1999.

GROSS PROFIT. Gross profit for the six months ended June 30, 2000 decreased $0.3 million, or 4.0%, to $7.7 million as compared to $8.1 million for the six months ended June 30, 1999. Gross profit as a percentage to sales increased 0.4% to 15.6% for the six months ended June 30, 2000 compared to 15.2% for the six months ended June 30, 1999. The decline in gross profit is due to change of product sales in the graphics business as well as lower systems sales for the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

SG&A EXPENSES. SG&A expenses increased $0.4 million to $8.3 million for the six months ended June 30, 2000 compared to $7.9 million for the six months ended June 30, 2000. SG&A expenses as a percentage of sales were 16.7% and 14.8% for the six months ended June 30, 2000 and 1999, respectively. Of the increase, $0.8 million was attributable to the Services Acquisition, offset by a decrease of $0.1 million for the sale of the Prisym business during the first quarter of 1999. SG&A expenses for the period ending June 30, 2000 include legal fees of approximately $100,000 relating to the dissenter's rights and restructuring reserve reversals of $207,000. See footnote 7 regarding dissenter's rights for class B common stock.

DEPRECIATION EXPENSE. Depreciation expense increased $132,000, or 101%, to $262,000 for the six months ended June 30, 2000, as compared to $130,000 for the six months ended June 30, 1999. The increase is due to new software and computer equipment that was purchased in the third quarter 1999 for the CalGraph business.

AMORTIZATION EXPENSE. Amortization expense decreased $228,000, or 71.0%, to $95,000 for the six months ended June 30, 2000, compared to $323,000 for the six months ended June 30, 1999. During 1999, the management of the Company reviewed and completed an analysis that $6,193,318 of the unamortized goodwill relating to the acquisitions from 1997 and 1998 is impaired and therefore not recoverable, which resulted in a third quarter 1999 writedown in the statement of operations.

INCOME TAXES. The Company's effective tax rate was a benefit of 32% for the six months ended June 30, 2000 compared to a provision of 5% for the three months ended June 30, 1999.

NET LOSS. The Company had a net loss of $0.7 million for the six months ended June 30, 2000, as compared to a net loss of $0.3 million for the six months ended June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2000, the Company had $1.2 million in cash with a working capital surplus of $8.5 million, compared to $1.7 million in cash and a working capital of $9.3 million for the six months ended June 30, 1999.

The Company generated $0.1 million of cash from operations for the six months ended June 30, 2000 compared to cash used of $2.9 million from operations for the six months ended June 30, 1999. During the six months ended June 30, 2000, inventory decreased by $3.1 million, which was offset by a decrease in accounts payable of $3.3 million. The decrease in accounts payable was due to lower inventory purchases during the six months ended June 30, 2000 as well as payments made for inventory purchased in December 1999 to take advantage of year-end purchase discounts.

For the six months ended June 30, 2000 and June 30, 1999, the Company used $0.4 million and $0.8 million of cash respectively, in investing activities due to the purchase of property and equipment, mainly computer equipment and software for development of the Company's new web based order fulfillment software. For the six months ended June 30, 1999, the Company received net proceeds of $0.4 million related to the sale of the Prisym business.

For the six months ended June 30, 2000, cash used for financing activities was $0.2 million. The Company had borrowings of $3.5 million and repayments of $3.7 million with the outstanding bank loan.

In June 2000, the Company amended and restated a bank loan and security agreement ("the Agreement") with a bank that provides for an outstanding line of credit in the amount of $12.5 million. Outstanding advances under the Agreement bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 2.75%, that corresponds to a range of the Company's debt to net worth ratio from 1:1 to 2:1. Pursuant to the terms of the Agreement, the Company has pledged accounts receivable, inventory and equipment as collateral. The outstanding loan balance as of June 30, 2000 was $4.1 million and $4.3 million as of December 31, 1999. In accordance with the Agreement, the Company is required to maintain certain financial covenants, which specifically include a modified current ratio, a debt to equity ratio and a fixed charge coverage ratio. The Company was below the fixed charge coverage ratio and has obtained a waiver from the bank for the six months ended June 30, 2000.

Based upon its current operating plan, the Company believes its existing capital resources, including the proceeds from the Loan, should enable it to maintain its current and planned operations.

In December 1999, the SEC issued Staff Accounting Bulletin Number ("SAB No.") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. The Company is not expecting the implementation of SAB 101 to have a material impact on the financial statements.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         See Note 7 of Notes to Consolidated Financial Statements

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's 2000 Annual Meeting of Stockholders was held on May 25, 2000. The following votes for each proposal were as follows:

         The following directors were elected for terms expiring at the 2001 Annual Meeting:

         Proposal 1 - Election of Directors

                                                     For               Against          Abstain
         William M. Rychel                           4,532,296         0                0
         Steven J. Carnevale                         4,532,296         0                0
         Frank X. Dalton                             4,532,296         0                0
         Albert E. Sisto                             4,532,296         0                0

         Proposal 2 - Approval of Amendment to 1997 Stock Option Plan

         Proposal 2                                  2,835,470         124,753          31,800

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.
                  The following exhibits are filed as part of this Report.

                  Exhibit
                  Number                    Description
                  ------------              -------------------------------------------------
                  3.1                       Restated Articles of Incorporation dated January 21, 2000.

                  10.36                     Amended and Restated Loan and Security Agreement dated June 9, 2000 between Tekgraf, Inc., as Borrower, and all Subsidiaries of Borrower,
                                            as Subsidiary Guarantors, and Wachovia Bank, National Association, as
                                            Lender.

                  11.1                      Statement of Computation of Earnings Per Share.

                  27.1                      Financial Data Schedule.(For SEC use only)

         (b)      Reports Filed on Form 8-K

                  None
                                        15

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 11th DAY OF AUGUST, 2000.


         SIGNATURE                                     TITLE

/s/ William M. Rychel                        Chief Executive Officer,
------------------------------------         President and Director (principal
    William M. Rychel                        executive officer)

/s/ Thomas M. Mason                          Chief Financial Officer
------------------------------------         (principal financial and accounting
    Thomas M. Mason                          officer)

                                INDEX OF EXHIBITS

Exhibit
Number                    Description
------------              -------------------------------------------------
3.1                       Restated Articles of Incorporation dated January 21,
                          2000.

10.36                     Amended and Restated Loan and Security Agreement dated
                          June 9, 2000 between Tekgraf, Inc., as Borrower, and all Subsidiaries of Borrower, as Subsidiary
                          Guarantors, and Wachovia Bank, National Association, as Lender.

11.1                      Statement of Computation of Earnings Per Share.

27.1                      Financial Data Schedule.(For SEC use only)