Form 10-Q
period 2000-09-30
TEKGRAF INC
filed 2000-11-13
CIK 1044167

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

 (Mark One)

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2000

                                       OR

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: |X| No: |_|

      The number of shares outstanding of the Registrant's common stock, par value $.001, as of November 10, 2000, the latest practicable date, was 6,328,331 shares.

                                  TEKGRAF, INC.
                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----
PART I  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

        Consolidated Balance Sheets as of September 30, 2000 and
        December 31, 1999 .................................................    3

        Consolidated Statements of Operations for the three months
        and nine months ended September 30, 2000 and 1999 .................    4

        Consolidated Statements of Cash Flows for the nine
        months ended September 30, 2000 and 1999 ..........................    5

        Notes to Consolidated Financial Statements ........................    6

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations .........................................   11

Item 3. Quantitative and Qualitative Disclosures about Market Risk ........   15

PART II OTHER INFORMATION

Item 1. Legal Proceedings .................................................   16

Item 6. Exhibits and Reports on Form 8-K ..................................   16

Signatures ................................................................   17

Index of Exhibits .........................................................   18

                         PART I - FINANCIAL INFORMATION

                                  TEKGRAF, INC.

                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                                September 30,  December 31,
                                                                                                     2000          1999
                                                                                                 (unaudited)
                                                                                                ---------------------------
                                      ASSETS

Current assets:
   Cash and cash equivalents                                                                       $  1,027      $  1,704
   Accounts receivable, less allowance for doubtful accounts of $806,000
      and $782,000 at September 30, 2000 and December 31, 1999, respectively                         14,589        17,095
   Inventories, net                                                                                   8,914        12,900
   Prepaid expenses and other assets                                                                    346           313
   Income taxes receivable                                                                               95           147
   Deferred income taxes                                                                              1,516           800
                                                                                                   --------      --------
          Total current assets                                                                       26,487        32,959
                                                                                                   --------      --------

Property and equipment, net                                                                           2,343         1,965
Goodwill, net                                                                                         2,175         2,315
Other assets                                                                                             60           101
                                                                                                   --------      --------
          Total assets                                                                             $ 31,065      $ 37,340
                                                                                                   ========      ========
                                   LIABILITIES

Current liabilities:
   Current debt                                                                                    $  6,531      $  4,264
   Accounts payable                                                                                   8,944        14,507
   Accrued expenses                                                                                   1,496         2,145
   Contract obligation and deferred income                                                            1,771         2,754
                                                                                                   --------      --------
          Total current liabilities                                                                  18,742        23,670
                                                                                                   --------      --------

Deferred income taxes                                                                                   250           299
                                                                                                   --------      --------
          Total liabilities                                                                          18,992        23,969
                                                                                                   --------      --------
Commitments and contingencies

                             STOCKHOLDERS' EQUITY

Class A Common Stock $.001 par value, 31,666,667 shares authorized; 6,328,331 and 3,202,032 shares issued and outstanding at
   September 30, 2000 and December 31, 1999, respectively                                                 6             3
Class B Common Stock $.001 par value, 3,333,333 shares authorized at December 31, 1999;
   No shares outstanding at September 30, 2000 and 3,126,299 outstanding at December 31, 1999             0             3
Preferred Stock, $.001 par value, 5,000,000 shares authorized; no shares
   issued and outstanding at September 30, 2000 and December 31, 1999                                     0             0
Due from stockholders                                                                                (1,775)       (1,780)
Additional paid-in capital                                                                           22,657        22,557
Accumulated deficit                                                                                  (8,815)       (7,412)
                                                                                                   --------      --------

           Total stockholders' equity                                                                12,073        13,371
                                                                                                   --------      --------

           Total liabilities and stockholders' equity                                              $ 31,065      $ 37,340
                                                                                                   ========      ========

The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                ($ in thousands)

                                               Three months ended  Three months ended  Nine months ended    Nine months ended
                                                  September 30,       September 30,       September 30,       September 30,
                                                       2000               1999 *               2000               1999 *
                                               ------------------------------------------------------------------------------
                                                   (unaudited)         (unaudited)         (unaudited)         (unaudited)
Net sales                                          $    21,312         $    26,416         $    66,544         $    75,216
Cost of goods sold                                      18,534              22,448              56,694              63,567
                                                   -----------         -----------         -----------         -----------
          Gross profit                                   2,778               3,968               9,850              11,649

Operating expenses:
   Selling, general and administrative                   3,515               3,789              11,132              11,221
   Depreciation                                            132                 111                 359                 241
   Amortization and impairment of goodwill                  45               6,355                 140               6,678
   Restructuring charges and other expenses                  0                 847                   0                 847
                                                   -----------         -----------         -----------         -----------

          Loss from operations                            (914)             (7,134)             (1,781)             (7,338)

Other (income)/expense                                      (1)                  7                  26                 (34)
Interest expense, net                                       54                  55                 173                  88
                                                   -----------         -----------         -----------         -----------
          Loss before benefit for income taxes            (967)             (7,196)             (1,980)             (7,392)

Benefit for income taxes                                  (341)               (294)               (663)               (237)
                                                   -----------         -----------         -----------         -----------

          Loss from continuing operations                 (626)             (6,902)             (1,317)             (7,155)

          Loss from discontinued operations
          (net of tax benefit)                             (45)                (14)                (86)                (45)
                                                   -----------         -----------         -----------         -----------

Net loss                                           $      (671)        $    (6,916)        $    (1,403)        $    (7,200)
                                                   ===========         ===========         ===========         ===========

Basic and diluted weighted average shares
outstanding                                          6,161,664           6,161,664           6,161,664           6,161,664
                                                   ===========         ===========         ===========         ===========

Loss applicable to common shares:
          Continuing operations                    $     (0.10)        $     (1.12)        $     (0.21)        $     (1.16)
          Discontinued operations                  $     (0.01)        $     (0.00)        $     (0.02)        $     (0.01)
                                                   -----------         -----------         -----------         -----------
          Net loss                                 $     (0.11)        $     (1.12)        $     (0.23)        $     (1.17)
                                                   ===========         ===========         ===========         ===========

*As reclassified for discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ in thousands)

                                                                Nine months ended    Nine months ended
                                                               September 30, 2000   September 30, 1999
                                                                   (unaudited)          (unaudited)
                                                               ---------------------------------------
Cash flows from operating activities:
Net loss                                                            $(1,403)              $(7,200)
Adjustments to reconcile net loss to
    Net cash provided by (used in) operating activities:
    Provision for doubtful accounts receivable                          302                   281
    Provision /write-down of inventory                                  225                   253
    Depreciation                                                        359                   241
    Amortization and impairment of goodwill                             140                 6,678
    Gain on sale of Prisym                                                0                   (32)
    Deferred taxes                                                     (716)                 (204)
    Non-cash compensation for services                                  100                     0
    Changes in net assets and liabilities, net of acquisitions:
          Accounts receivable                                         2,204                (1,610)
          Inventories                                                 3,761                (1,804)
          Prepaid expenses and other assets                              60                    83
          Accounts payable and accrued expenses                      (6,212)                2,389
          Deferred income and contract obligation                      (983)                  495
          Income taxes                                                  (49)                 (307)
                                                                    -------               -------
Total adjustments                                                      (809)                6,463
                                                                    -------               -------
Cash used in operating activities                                    (2,212)                 (737)
                                                                    -------               -------

Cash flows from investing activities:
Purchase of property and equipment                                     (737)               (1,238)
Proceeds from sale of Prisym                                              0                   440
                                                                    -------               -------
Cash used in investing activities                                      (737)                 (798)
                                                                    -------               -------

Cash flows from financing activities:
Proceeds from debt                                                    2,267                 1,784
Loan to stockholder                                                      (8)                    0
Payments from stockholders                                               13                   459
                                                                    -------               -------
Cash provided by financing activities                                 2,272                 2,243
                                                                    -------               -------

(Decrease)/Increase in cash and cash equivalents                       (677)                  708
Cash and cash equivalents, beginning of year                          1,704                 1,703
                                                                    -------               -------
Cash and cash equivalents, end of period                            $ 1,027               $ 2,411
                                                                    =======               =======

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-Q and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2000. For further information, refer to the consolidated financial statements and the footnotes included in the Form 10-K for the year ended December 31, 1999.

2.    INVENTORIES

      Inventories, net of reserves, at September 30, 2000 and 1999 consist of the following:

                                             September 30,        December 31,
                                                  2000                1999
                                            ($ in thousands)    ($ in thousands)
                                            ------------------------------------
                                              (unaudited)
Component materials                              $  685             $   370
Service parts                                     1,917               2,442
Finished goods                                    6,312              10,088
                                                 ------             -------
Inventories, net                                 $8,914             $12,900
                                                 ======             =======

3.    NET LOSS PER COMMON SHARE

      Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. There were no common share equivalents that were dilutive during any of the periods presented. At September 30, 2000, the basic and diluted weighted average shares exclude the escrow shares and were determined as follows:

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

      On March 25, 1999, the Company sold its ownership interest in Prisym Technologies, Inc. of Georgia ("Prisym") with an effective date of February 28, 1999. The Company sold its 60% ownership to the other shareholders of Prisym, for a gain of approximately $32,000. The gain has been included in other income in the consolidated statement of operations for the nine months ended September 30, 1999. The Company no longer has any interest in Prisym.

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

                                                      Nine Months Ended
(in thousands)                                   September 30,    September 30,
                                                 ------------------------------
                                                      2000            1999
                                                 ------------------------------
                                                     Actual          Proforma
                                                 ------------------------------
Statement of Operations Data:                     (unaudited)      (unaudited)
Net sales                                           $ 72,514        $ 83,127
Cost of goods sold                                    61,728          69,282
                                                    --------        --------
Gross profit                                          10,786          13,845
Operating expenses:
   Selling, general and
     Administrative                                   12,207          13,544
   Depreciation                                          359             241
   Amortization and impairment of goodwill               140           6,678
   Restructuring charges and other expenses                0             847
                                                    --------        --------
Operating loss                                        (1,920)         (7,465)
   Other expense/(income)                                 26             (54)
   Interest expense                                      173              33
                                                    --------        --------
Loss before taxes                                     (2,119)         (7,444)
Benefit for income taxes                                (716)           (264)
                                                    --------        --------
Net loss                                            $ (1,403)       $ (7,180)
                                                    ========        ========

5.    INCOME TAXES

      The Company's effective tax rate was (35.5%) and (4.2%) for the three months ended September 30, 2000 and 1999, respectively. The Company's effective tax rate was (33.8%) and (3.5%) for the nine months ended September 30, 2000 and 1999, respectively. The difference between the Company's effective and statutory tax rates for 2000 and 1999 was primarily due to the amortization of non-deductible goodwill and state taxes, net of the federal benefit.

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

      As the dissenting stockholders and the Company could not reach agreement as to the fair value of the shares as of the relevant date, on May 26, 2000, the Company filed a petition in the Superior Court of Fulton County, Georgia for a determination of fair value of the shares pursuant to the Georgia statutes (the "Dissenter's Lawsuit"). The dissenters have responded to the petition. As the case is still in the discovery phase, although the Company has reached a partial settlement as discussed in Note
      11. At this time the Company cannot predict the outcome of the remaining settlement of the Dissenter's Lawsuit.

      For a description of a partial settlement of the Dissenter's Lawsuit, see
      Note 11 below.

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

($ in thousands)

                                                   Nine months
                                                      ended
                                   December 31,    September 30,   September 30,
                                      1999             2000           2000
Type of Cost                         Balance         Activity        Balance
--------------------------------------------------------------------------------

Employee Separations                   $334           $(334)           $ 0

Facility Closings                       184            (164)            20

Other                                    60             (60)             0
                                   ---------------------------------------------
            Total                      $578           $(558)           $20
                                       ====           =====            ===

      For the nine months ended September 30, 2000, restructuring reserve balances were reduced by $558,000. Employee separations of $334,000 and facility closings of $164,000 were charged against the restructuring reserve for the nine months ended September 30, 2000. After the above charges, management evaluated the restructuring reserve balance and released $39,000 from employee separations, $108,000 from facility closings and $60,000 from other restructuring reserves based on anticipated restructuring needs. The restructuring reserve balance is $20,000 as of September 30, 2000.

9.    SEGMENT DISCLOSURES

      The Company's operations were previously classified into two business units: graphics and technology. With the acquisition of the U.S. and Canadian service businesses and the worldwide parts business of Calcomp Technology, Inc., the Company has an additional services business unit. These business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made. For the Graphics Division net sales, no customers accounted for more than 10% of the sales for the three months ended September 30, 2000 and one customer accounted for 12% of sales for the three months ended September 30, 1999. No customers accounted for more than 10% of net sales for either the Technology Systems Division or Services Division for the three months ended September 30, 2000 and 1999. International sales for all three divisions were insignificant for the three months ended September 30, 2000 and September 30, 1999. For the Graphics Division net sales, no customers accounted for more than 10% of the sales for the nine months ended September 30, 2000 and one customer accounted for 22% of sales for the nine months ended September 30, 1999. No customers accounted for more than 10% of net sales for either the Technology Systems Division or Services Division for the nine months ended September 30, 2000 and 1999. International sales for all three divisions were insignificant for the nine months ended September 30, 2000 and September 30, 1999. The following segment information is for the three months and nine months ended September 30, 2000 and 1999:

                                       Three months ended                    Nine months ended
                                September 30,      September 30,      September 30,      September 30,
                              -------------------------------------------------------------------------
                                    2000               1999               2000               1999
                              -------------------------------------------------------------------------
Net sales:                    ($ in thousands)   ($ in thousands)   ($ in thousands)   ($ in thousands)

  Graphics                        $ 19,230           $ 24,656           $ 59,717           $ 71,913

  Services                           2,082              1,760              6,827              3,303
                                  --------           --------           --------           --------

        Total net sales           $ 21,312           $ 26,416           $ 66,544           $ 75,216
                                  ========           ========           ========           ========
Operating loss:
  Graphics                        $   (704)          $ (6,908)          $ (1,975)          $ (6,912)

  Services                              78                  6                660               (243)
                                  --------           --------           --------           --------

        Net loss from
continuing operations             $   (626)          $ (6,902)          $ (1,317)          $ (7,155)

Identifiable assets:
  Graphics                        $ 25,893           $ 32,961           $ 25,893           $ 32,961
  Technology Systems                 1,133              1,367              1,133              1,367
  Services                           4,039              3,975              4,039              3,975
                                  --------           --------           --------           --------

    Total identifiable assets     $ 31,065           $ 38,303           $ 31,065           $ 38,303
                                  ========           ========           ========           ========

10.   RECLASSIFICATIONS

      Certain amounts in the September 30, 1999 financial statements have been reclassified to conform to the September 30, 2000 presentation.

11. DISCONTINUED OPERATIONS - TEKGRAF TECHNOLOGY SERVICES DIVISION

      As of October 31, 2000, the Company sold the assets of its Tekgraf Systems division to Micro Environments, LLC, a limited liability company, controlled by Anita, Ltd., one of the dissenting shareholders in the Dissenter's Lawsuit. As consideration for the assets of the Tekgraf Systems division, Anita, Ltd. transferred to the Company 293,334 shares (subject to adjustment) of Class A Common Stock in partial settlement of the Dissenter's Lawsuit. The number of shares transferred is subject to adjustment based on the net book value of the Tekgraf Systems division on October 31, 2000. Tekgraf Systems is an integrator of desktop PC's and servers. The division produced $6.0 million in revenue and had an pre-tax operating loss of $(139,000) for the nine months ended September 30, 2000.

The Company's 1999 consolidated financial statements have been reclassified to report separately the results of operations for the Tekgraf Technology Services Division. The operating results (in thousands) for the three months ended and nine months ended September 30, 2000 of the discontinued Tekgraf Technology Services Division consist of:


                                                 Three months ended                 Nine months ended
                                          September 30,     September 30,     September 30,     September 30,
                                        ---------------------------------------------------------------------
                                              2000              1999              2000              1999
                                        ---------------------------------------------------------------------
                                        ($ in thousands)  ($ in thousands)  ($ in thousands)  ($ in thousands)

Net sales:                                  $ 1,767           $ 1,947           $ 5,970           $ 6,411
                                            =======           =======           =======           =======

Loss from operations before income
taxes                                           (73)              (22)             (139)              (72)
  Benefit from income taxes                      28                 8                53                27
                                            -------           -------           -------           -------
Loss from discontinued operations           $   (45)          $   (14)          $   (86)          $   (45)
                                            =======           =======           =======           =======

12. THIRD PARTY STOCK OPTIONS

      The Company has agreements with two service providers whereby the Company granted options to purchase up to 52,000 shares of the Company's common stock at a weighted average exercise price of $1.51 per share. The options vest at the date of grant and have expiration dates from three years from the grant date. On the date of grant, these options had an estimated fair value aggregating $36,348 using the Black-Scholes option model. The Company's operations for the three months and nine months ended September 30, 2000 include non-cash charges of $36,348 relating to the options.

13. THIRD PARTY STOCK WARRANTS

      On August 31, 2000, the Company entered into a twelve month agreement with one service provider whereby the Company granted 100,000 warrants. Each party has the right to terminate the Agreement with a 30 day written notice. The vesting period of the warrants is: 50,000 warrants at a $1.50 exercise price, vest immediately upon signing, 25,000 warrants at $2.50 exercise price, vest in 3 months after signing, and 25,000 warrants at a $3.50 exercise price, vest in 6 months from signing. The warrant expiration date is August 31, 2003. On the date of grant, these options had an estimated fair value aggregating $58,400 using the Black-Scholes option model. The Company's operations for the three months and nine months ended September 30, 2000 include non-cash charges of $28,100 relating to the warrants.

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

Effective October 31, 2000, the Company completed the sale of its Tekgraf Technology Services Division. The Company received as payment shares of Tekgraf Class A Common Stock which were surrendered in January 2000 by a group of shareholders who dissented to the conversion of

Tekgraf Class B Common Stock to Class A Common Stock which was approved at a special meeting of the Tekgraf shareholders on January 21, 2000. The dissenters surrendered 293,334 shares of Class A Common Stock (subject to adjustment) in exchange for the division. The consolidated financial statements for the three months and nine months ended September 30, 2000 and 1999, respectively have been reclassified to report separately the results of operations of the Tekgraf Technology Services Division in discontinued operations.

Three Months Ended September 30, 2000 Compared With Three Months Ended September 30, 1999.

Continuing Operations:

Net Sales. Total net sales from continuing operations decreased $5.1 million, or 19.3%, to $21.3 million for the three months ended September 30, 2000, compared to $26.4 million for the three months ending September 30, 1999. Of the $5.1 million decline, $3.5 million is backlog relating to new product introductions from certain vendors. The Company expects the backlog orders to be shipped during the fourth quarter of 2000. The remaining decline is attributable to a direct sales initiative implemented by certain vendors. The Company expects the new product introductions will help offset the revenue decline from certain vendors who have implemented a direct sales initiative. The Graphics Division net sales decreased $5.5 million, or 22.3%, to $19.2 million for the three months ended September 30, 2000 compared to $24.7 million for the three months ended September 30, 1999. The CalGraph Services Division sales increased $0.3 million or 18.2% to $2.1 million for the three months ended September 30, 2000 as compared to $1.8 million for the three months ended September 30, 1999. The increase relates to new third party service contacts during the three months ended September 30, 2000.

Gross Profit. Gross profit from continuing operations decreased $1.2 million or 30.0% for the three months ended September 30, 2000, to $2.8 million as compared to $4.0 million for the three months ended September 30, 1999. Gross profit as a percentage of sales decreased 2.0% to 13.0% for the three months ended September 30, 2000, as compared to 15.0% for the three months ended September 30, 1999. The decline in gross profit is due to change of product sales mix in the graphics business as well as a decrease in higher margin systems sales for the three months ended September 30, 2000 compared to three months ended September 30, 1999.

SG&A Expenses. SG&A expenses from continuing operations decreased $0.3 million or 7.9% to $3.5 million for the three months ended September 30, 2000 compared to $3.8 million for the three months ended September 30, 1999. SG&A expenses as a percentage of sales were 16.5% and 14.3% for the three months ended September 30, 2000 and 1999, respectively. SG&A expenses for the period ending September 30, 2000 include non-cash compensation expense of $100,000 related to stock options and warrants issued for services to non-employees as well as legal fees of approximately $100,000 relating to the dissenter's rights claims. See footnote 7 regarding dissenter's rights claims for class B common stock.

Depreciation Expense. Depreciation expense from continuing operations increased $21,000, or 18.9%, to $132,000 for the three months ended June 30, 2000, as compared to $111,000 for the three months ended September 30, 1999.

Amortization and impairment of Goodwill. Amortization expense from continuing operations decreased $6.3 million to $45,000 for the three months ended September 30, 2000, compared to $6.4 million for the three months ended September 30, 1999. During 1999, the management of the Company reviewed and completed an analysis that $6,193,318 of the unamortized goodwill relating to the acquisitions from 1997 and 1998 is impaired and therefore not recoverable, which resulted in a third quarter 1999 writedown in the statement of operations.

Income Taxes. The Company's effective tax rate for continuing operations was a benefit of 35% for the three months ended September 30, 2000 compared to a benefit of 4% for the three months ended September 30, 1999. The decrease in tax benefit for the three months ended September 30, 1999 was primarily due to non-tax deductible write-off of goodwill.

Net Loss. The Company had a net loss from continuing operations of $0.6 million for the three months ended September 30, 2000, as compared to a net loss of $6.9 million for the three months ended September 30, 1999, primarily due to the goodwill impairment.

Discontinued Operations:

The Company had a net after tax loss from discontinued operations of $45,000 for the three months ended September 30, 2000 relating to the Tekgraf Technology Systems Division.

Nine Months Ended September 30, 2000 Compared With Nine Months Ended September 30, 1999.

Continuing Operations:

Net Sales. Total net sales from continuing operations decreased $8.7 million, or 11.6%, to $66.5 million for the nine months ended September 30, 2000, compared to $75.2 million for the nine months ending September 30, 1999. The Graphics Division net sales decreased $12.2 million, or 17.0%, to $59.7 million for the nine months ended September 30, 2000 compared to $71.9 million for the nine months ended September 30, 1999. The decrease was due to a large number of Point-of-Purchase (POP) system shipments during the nine months ended September 30, 1999, as well as a direct sales initiative implemented by a few key vendors during the second quarter of 2000. The CalGraph Services Division net sales increased $3.5 million for the nine months ended September 30, 2000. The CalGraph Services Division was acquired in April 1999.

Gross Profit. Gross profit from continuing operations for the nine months ended September 30, 2000 decreased $1.7 million, or 14.7%, to $9.9 million as compared to $11.6 million for the nine months ended September 30, 1999. Gross profit as a percentage of sales decreased 0.7% to 14.8% for the nine months ended September 30, 2000 compared to 15.5% for the nine months ended September 30, 1999. The decline in gross profit is due to change of product sales mix in the graphics business as well as lower higher margin systems sales for the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

SG&A Expenses. SG&A expenses from continuing operations decreased $0.1 million to $11.1 million for the nine months ended September 30, 2000 compared to $11.2 million for the nine months ended September 30, 1999. SG&A expenses as a percentage of sales were 16.7% and 14.9% for the nine months ended September 30, 2000 and 1999, respectively. SG&A expenses are up $0.8 million or 1.0% of sales due to the Services Acquisition, offset by a decrease of $0.1 million for the sale of the Prisym business during the first quarter of 1999. SG&A expenses for the period ending September 30, 2000 include non-cash compensation expense of $100,000 for services to non-employees as well as legal fees of approximately $200,000 relating to the dissenter's rights claims. See footnote 7 regarding dissenter's rights claims for class B common stock.

Depreciation Expense. Depreciation expense for continuing operations increased $118,000, or 49%, to $359,000 for the nine months ended September 30, 2000, as compared to $241,000 for the nine months ended September 30, 1999. The increase is due to new software and computer equipment that was purchased in the third quarter 1999 for the CalGraph business.

Amortization and impairment of Goodwill. Amortization expense for continuing operations decreased $6.6 million to $140,000 for the nine months ended September 30, 2000, compared to $6.7 million for the nine months ended September 30, 1999. During 1999, the management of the Company reviewed and completed an analysis and determined that $6,193,318 of the unamortized goodwill relating to the acquisitions from 1997 and 1998 was impaired and therefore not recoverable, which resulted in a third quarter 1999 writedown in the statement of operations.

Income Taxes. The Company's effective tax rate for continuing operations was a benefit of 33% for the nine months ended September 30, 2000 compared to a benefit of 3.2% for the nine months ended September 30, 1999. The tax benefit increase of 29.8% for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is primarily due to the non-tax deductible write-off of the amortization and impairment of goodwill during the third quarter 1999.

Net Loss. The Company had a net loss for continuing operations of $1.3 million for the nine months ended September 30, 2000, as compared to a net loss of $7.2 million for the nine months ended September 30, 1999.

Discontinued Operations:

The Company had a net after tax loss from discontinued operations of $86,000 for the nine months ended September 30, 2000 relating to the Tekgraf Technology Systems Division.

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2000, the Company had $1.0 million in cash with working capital of $7.8 million, compared to $1.7 million in cash and a working capital of $9.3 million as of December 31, 1999.

The Company used $2.2 million of cash from operations for the nine months ended September 30, 2000 compared to cash used of $0.7 million from operations for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, accounts receivable decreased by $2.2 million, inventory decreased by $3.8 million, which was offset by a decrease in accounts payable of $6.2 million. The decrease in accounts payable was due to lower inventory purchases during the nine months ended September 30, 2000 as well as accelerated payments made for inventory purchases to take advantage of vendor purchase discounts.

For the nine months ended September 30, 2000 and September 30, 1999, the Company used $0.7 million and $1.2 million of cash, respectively, in investing activities due to the purchase of property and equipment, mainly computer equipment and software for development of the Company's new web-based order fulfillment software. For the nine months ended September 30, 1999, the Company received net proceeds of $0.4 million related to the sale of the Prisym business.

For the nine months ended September 30, 2000, cash generated from financing activities was $2.3 million. The Company had borrowings of $5.5 million and repayments of $3.3 million with the outstanding bank loan.

In June 2000, the Company amended and restated a bank loan and security agreement the "Agreement") with a bank that provides for a line of credit in the amount of $12.5 million. Outstanding advances under the Agreement bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 2.75%, that corresponds to a range of the Company's debt to net worth ratio from 1:1 to 2:1. Pursuant to the terms of the Agreement, the Company has pledged accounts receivable, inventory and equipment as collateral. The outstanding loan balance as of September 30, 2000 was $6.5 million and $4.3 million as of December 31, 1999. In accordance with the Agreement, the Company is required to maintain certain financial covenants, which specifically include a modified current ratio, a debt to equity ratio and a fixed charge coverage ratio. The Company was below the fixed charge coverage ratio and has obtained a waiver from the bank for the nine months ended September 30, 2000.

Based upon its current operating plan, the Company believes its existing capital resources, including the proceeds from the Bank Loan, should enable it to maintain its current and planned operations for at least the next twelve months.

In December 1999, the SEC issued Staff Accounting Bulletin Number ("SAB No.") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. Adoption of SAS 101 is required in the fourth quarter of fiscal year 2000. The Company is not anticipating the implementation of SAB 101 to have a material impact on the financial statements.

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The effective date of this statement was delayed in June 1999 through the issuance of Statement of Financial Accounting Standards No. 137 ("Statement 137"). The effective date has been extended to fiscal years beginning after June 15, 2000. The Company is not anticipating the implementation of SAB 133 to have a material impact on the financial statements.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      See Note 7 of Notes to Consolidated Financial Statements, which Note is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits.

            The following exhibits are filed as part of this Report.

            Exhibit
            Number      Description
            -------     -------------------------------------------------
            10.1        Asset purchase agreement dated October 31, 2000, between
                        Anita Ltd, Micro Environments, LLC and Tekgraf, Inc. and related documents.

            11.1        Statement of Computation of Earnings Per Share.

            27.1        Financial Data Schedule.(For SEC use only)

      (b)   Reports Filed on Form 8-K

            None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 9th DAY OF NOVEMBER, 2000.

TEKGRAF, INC.

         SIGNATURE                                     Title


By: /s/ William M. Rychel               Chief Executive Officer,
    ----------------------------        President and Director (principal
    William M. Rychel                   executive officer)


By: /s/ Thomas M. Mason                 Chief Financial Officer
    ----------------------------        (principal financial and accounting
    Thomas  M. Mason                    Officer and duly authorized officer
                                        Of the Registrant)

                                INDEX OF EXHIBITS

            Exhibit
            Number      Description
            -------     ------------------------------------------
            10.1        Asset purchase agreement dated October 31, 2000, between
                        Anita Ltd, Micro Environments, LLC and Tekgraf, Inc. and related documents.

            11.1        Statement of Computation of Earnings Per Share.

            27.1        Financial Data Schedule.(For SEC use only)