Form 10-K405
period 2000-12-31
TEKGRAF INC
filed 2001-03-07
CIK 1044167

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------
                                    FORM 10-K
 (MARK ONE)
    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER  31, 2000

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

    The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was (5,061,998 less affiliates of $1,254,859 at February 28, 2001.

    The number of shares of Class A Common Stock outstanding as of March 5, 2001 was 5,061,998.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the registrant's Definitive Proxy statement for the 2001 Annual
     Meeting of Stockholders of Tekgraf, Inc. are incorporated by reference into Part III of this Report.
--------------------------------------------------------------------------------

                                  TEKGRAF, INC.
                                TABLE OF CONTENTS


ITEM                                                                      PAGE
----                                                                      ----
PART I
1. Business................................................................ 3

2. Properties..............................................................10

3. Legal Proceedings.......................................................11

4. Submission of Matters to a Vote of Security Holders.....................12

PART II

5. Market for the Company's Common Equity and Related
               Stockholder Matters.........................................12

6. Selected Financial Data.................................................15

7. Management's Discussion and Analysis of Results of
               Operations and Financial Condition..........................16

7A. Quantitative and Qualitative Disclosures About
          Market Risks.....................................................27

8. Financial Statements and Supplementary Data.............................27

9. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure.........................27

PART III

10. Directors and Executive Officers of the Company........................27

11. Executive Compensation.................................................27

12. Security Ownership of Certain Beneficial Owners and
               Management..................................................28

13. Certain Relationships and Related Transactions.........................28

PART IV

14. Exhibits, Financial Statement Schedules, and Reports on
               Form 8-K....................................................28
      Signatures...........................................................33

                                     PART I

ITEM 1.  BUSINESS.

OVERVIEW/HISTORY

In 1997, Tekgraf, Inc. was created from a merger of five wholesale distributors specializing in computer graphics products and a manufacturer of personal computers and servers. In 1998, the company acquired three additional wholesale distribution companies, and in 1999, acquired a field service company. Tekgraf has integrated the businesses and distribution systems and has become a leader in the distribution of computer graphics technologies through value-added resellers, system integrators, retailers, mass merchandisers and direct marketers.

Utilizing the Company's expertise in the computer graphics market and innovation, Tekgraf expanded its service offering to provide clients a unique opportunity to increase the visibility of their products at the retail level and make the greatest impact on the consumer through digital "Point-of-Purchase"
(POP) merchandising.

Today, the Company is organized into three distinct business units:

     - Channels Business: This division specializes in the value-added wholesale distribution of computer graphics technologies throughout North America.

     - The Point-of-Purchase (POP) Business Unit: This division offers digital merchandising services utilizing both Internet-based services and turnkey systems to retail and manufacturing customers who wish to produce high-resolution, full color posters, banners and other custom POP signage.

     - CalGraph Technology Services, Inc.: This wholly owned subsidiary of Tekgraf a leading provider of on-site service and preventative maintenance services specializing in wide-format printing devices. CalGraph's U.S. and Canadian service operations include field service technicians, customer support call center, component repair and refurbishment facilities and parts logistics.

As of October 31, 2000, the Company sold the assets of its Tekgraf Systems division to a company controlled by a dissenting shareholder. See Item 3. Legal Proceedings.

STRATEGY

The Company's strategy is to leverage its core competencies in the computer graphics and prepress markets and grow the business by developing innovative solutions and expanding the products and services that the Company offers. More specifically, the Company's strategy for each business unit is as follows:

     - Channels Business: Aggressively expand product line offering by targeting both domestic and internationally based companies. Focus on products that require value added technical and field expertise and as well as a "push" sales strategy. In addition, develop Original Equipment Manufacturer (OEM) relationships with manufacturers that need sales, marketing, technical support, and maintenance capability in the North American market.

     - POP Business: Offer digital merchandising solutions for the P.O.P. market that capitalize on Internet technology. This will allow for faster, more effective P.O.P. campaigns and allow customer's to protect and enhance their brand image.

     - CalGraph Technology Services, Inc.: Expand business through relationships with other OEM graphics products manufacturers to provide maintenance and repair services in the U.S. and Canada by leveraging state-of-the-art web-based service management systems and technical experience in the wide format print and scan market place. In addition, offer training, installation and call center support to the Channels and POP Business Units.

THE COMPANY'S DIVISIONS AND PRODUCTS

The Company consists of three operating segments: the Channels Business Unit, the POP Business unit, and CalGraph Technology Services, Inc., a wholly owned subsidiary of Tekgraf, Inc. See Note 20 of Notes to Consolidated Financial Statements for segment financial information.

THE CHANNELS BUSINESS UNIT

GENERAL

The Channels Business Unit specializes in the wholesale distribution of computer graphics technologies through a network of 1,250 resellers in North America. The products sold by the Channels Business Unit include printers, scanners, proofing devices, film image setters, and other products that are typically used for large format display graphics, digital prepress, presentation graphics, color desktop publishing, digital imaging, electronic drawing management, computer-aided design and other emerging computer graphics technologies markets.

The Channels Business Unit provides computer graphics manufacturers with a nationwide distribution channel with the value-added benefit of local technical sales and support personnel. With the addition of the CalGraph Technology Services, Inc. acquisition in 1999, the Company is in a position to develop OEM Relationships with manufacturers that need a nationwide sales, marketing, technical and field maintenance organization. See "Customers, Sales and Marketing."

During the years ended December 31, 2000 and 1999, the revenues of the Channels Business Unit accounted for 73.5% and 78.2%, respectively, of the Company's total revenues. The operating loss of the Channels Business Unit for these same periods was equal to 73.0% and 126.4%, respectively, of the Company's operating loss. The identifiable assets of the Channels Business Unit accounted for 69.5% and 78.3% of the Company's total identifiable assets as of December 31, 2000 and 1999, respectively.

There were no customers of the Channels Business Unit that accounted for more than 10% of the net sales of the Company for the years ended December 31, 2000, 1999, and 1998. International sales were insignificant for the years ended December 31, 2000, 1999, and 1998.

PRODUCTS AND MARKETS

The Channels Business Unit provides value-added sales, marketing, fulfillment, and logistics support and field maintenance capability for more than 30 manufacturers of a broad array of complex computer graphics hardware and software, including Agfa Division of Bayer Corporation, Barco Graphics, Electronics For Imaging (EFI), Encad, Inc., Epson America, Inc., Hewlett Packard, Hunt Graphics, Scitex America Corporation, Tektronix, Inc., 3M and Vidar Systems Corporation. Among the products the Channels Business Unit distributes and sells are production-grade color scanners, digital cameras, color laser printers, color-calibrated monitors, color management software and accessories, raster image processors (RIPs), wide-format ink jet printers, wide-format digital scanners, prepress software, digital film image setters, color proofers, mass storage devices and the consumable products used in many of such products.

The Company's agreements with manufacturers are generally non-exclusive, provide for wholesale distribution to dealers and resellers in specified geographic territories and are terminable by either party without cause on 30 or 60 days notice.

The Channels Business Unit intends to continue to operate in the following three vertical markets:

     -    Display Graphics

     -    Digital Pre-Press

     -    Electronic Drawing Management Systems (EDMS)

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

Historically, these images could only be printed on color electrostatic printers costing over $120,000. However, over the last several years, significant advances in ink-jet technology, software, specialty inks and media have placed the cost of entry for display graphics systems starting at under $10,000, and market acceptance has been rapid. End-users of this technology include a wide range of industries and markets, such as:

     -    Trade-show graphics - production of booth and arcade displays
     -    Sign Shops - traditional signage, fleet graphics
     -    Print-for-Pay (e.g., Kinkos, Sir Speedy)
     -    Package Design - package prototyping
     -    Graphic Arts - imposition proofing

Products sold to this market include large-format ink-jet printers (Epson, Encad, Hewlett Packard), raster image processing software (Amiable Technologies, EFI, Onyx Graphics), lamination systems (Seal Products, a division of Hunt Manufacturing) and a wide range of inks, papers and other specialty media.

DIGITAL PREPRESS. Over the last several years, there has been a dramatic shift in the process printing industry from manual, analog production of printed materials to the use of computers. Historically, the production of a printed brochure, magazine or catalog involved numerous manual steps using photographic materials to produce the final press-ready copy.

With rapid advances in software and hardware, much of today's printed materials are produced digitally. The print production process now allows a printed piece to go from concept to imaged printing plate in a fully digital environment. Copy writing, proofing, and revisions all take place on a desktop computer, increasing the speed and efficiency of the prepress process, and streamlining personnel requirements in the process. The Company believes this market is in a period of rapid transition regarding the manner in which electronic products are delivered to the traditional printing customer. When digital prepress systems sold for $200,000 per seat (user), most manufacturers used a captive direct sales force to sell to the end-user. Today, the typical seat sells for $20,000, forcing manufacturers to utilize a reseller channel to deliver their products.

The Channels Business Unit sells input, proofing, networking, color management software and output devices, which are integral parts of a digital prepress system. These products are typically sold through two classes of resellers: graphic arts dealers, who have traditionally sold film, chemicals, printing plates and other analog prepress supplies, and graphics VARs, who have specialized in prepress workflow technologies and the automation of the prepress process.

ELECTRONIC DRAWING MANAGEMENT SYSTEMS (EDMS). The use of computer-aided design
(CAD) systems in the engineering and architectural community has created a workflow problem for those firms that have embraced CAD - what to do with the archive of manually drafted drawings that had accumulated over the years prior to the implementation of CAD systems.

EDMS allow these customers to capture (i.e., scan) paper drawings and store them digitally. When needed, they can be retrieved, annotated, printed or converted to CAD format for further revision. Since most of these functions can be performed using existing CAD workstations or PCs, the cost of converting to EDMS is relatively low, and the demand for such systems is growing dramatically.

The Company believes the services offered by the Channels Business Unit are unique in providing face-to-face sales, marketing and distribution of mid to high-end computer graphics products sold through vertical reseller channels. Typically, products carried by the Channels Business Unit are relatively complex, requiring technical sales training, product demonstrations, product training, pre-sale and post-sale technical support and immediate product availability. Selling and supporting products in these markets requires knowledge of many distinct types of hardware and software as well as communications protocols, networking architecture, file formats, compression techniques and other systems integration issues. Manufacturers of products with such a level of complexity often need to leverage their own limited resources by selling and distributing through reseller organizations. Similarly, reseller organizations are often severely limited in the technical sales and marketing resources they can devote to the sale of specific products. Accordingly, each regional location of the Channels Business Unit augments both the manufacturer's and the reseller's staff, capitalizing on its ongoing relationships with the local resellers and end user community. Resellers are trained and assisted by Channels Business Unit staff in all aspects of sales, marketing, distribution and installation of its products.

THE POINT-OF-PURCHASE (POP) BUSINESS UNIT

GENERAL

For many years, retailers and manufacturers who sell their products through retail channels have utilized POP signage to promote products and services to consumers. Typically, that signage has been produced using manual methods (chalkboards, markers, etc.) by in-store personnel, or printed at a central corporate location using standard lithography printing methods and distributed to retail stores.

Recent advances in software and hardware have created a new market for customized POP signage using display graphics printers, software and media. This technology allows a retailer or wholesalers to quickly and easily create, print and display retail signs that are more responsive to their needs in full color with photo-realistic quality.

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

In 1999, the Company expanded the digital point of purchase signage business by introducing a national initiative designed to engage up to 40 resellers in 2000. In partnership with some strategic Value Added Reseller (VAR) customers and suppliers, the Company attempted to expand its customer base in the POP market to include a wide range of retailers, including supermarkets, department stores, drug chains, and large manufacturers of consumer products who rely heavily upon the retail marketplace. That effort, while it was successful in engaging over 30 VAR customers to pursue the POP market, failed to achieve the anticipated results. The program to target the POP market using indirect VARs was terminated in October, 2000. The Company is now focused on providing these services directly to the corporate POP market utilizing a direct sales force.

During the years ended December 31, 2000 and 1999, the revenues of the POP Business Unit accounted for 16.0% and 16.5%, respectively, of the Company's total net revenues. The operating loss of the POP Business Unit for the year ended December 31, 2000, accounted for
15.5 % of the Company's operating loss. In the year ended December 31, 1999, the POP Business Unit had an operating profit while the Company had an operating loss. The identifiable assets of the POP Business Unit accounted for 19.0% and 9.5% of the Company's total identifiable assets as of December 31, 2000 and 1999, respectively.

One customer accounted for 97%, 80%, and 83% of net sales of the POP Business Unit for the years ended December 31, 2000, 1999, and 1998, respectively. International sales were insignificant for the years ended December 31, 2000, 1999, and 1998.

PRODUCTS AND MARKETS

The POP Business Unit products include an on-demand customized digital POP merchandising solution that uses an on-line, Internet-based interface which allows customers to create and order customized digital promotions using a standard Web browser. Customer's have the option of having their signs printed at a central print facility owned and operated by POP, or they may print locally at various print devices connected to their local computer. This Internet-based solution provides a closed-loop information feedback which allows corporate customers use this feedback of information to measure the effectiveness of their retail campaigns and promotions at the regional or level.

The POP Business Unit's Internet-based on-demand POP approach offers traditional retailer marketers an entirely new way to individually customize various forms of signage used in the retail environment. This on-demand solution allows clients to increase their brand awareness, closely control and monitor their brand image and digital assets and project a consistent message nationally while allowing local customization. The POP Business Unit's proven solutions help its clients gain market share and increase sales. Additionally, this unique technology provides quicker turnarounds that enable clients and merchants to preview signage on-line and either print at their location or have them delivered within two business days. This system allows clients to launch new promotions instantly and better react to changing consumer trends.

In addition to the web-based offering, POP Business Unit will offer a turn-key hardware/software solution to customers who wish to produce high-resolution, custom POP signage on their premises. The system includes a scanner, digital camera, wide format inkjet printer, sign making software, consumables, technical and field maintenance support.

The Company intends to pursue cross-marketing and co-marketing agreements with companies that serve retail and manufacturing sector, potential opportunities to license it's Internet technology and print center services.

CALGRAPH TECHNOLOGY SERVICES, INC.

GENERAL

CalGraph Technology Services Inc. is headquartered in Fullerton, California and operates as an independent wholly owned subsidiary of Tekgraf Inc. CalGraph was acquired by Tekgraf Inc. from CalComp Technology Inc. on April 1, 1999. CalGraph U.S. and Canadian service and support operations provide 31 years of return to depot, component repair, refurbishment, on-site field service, call center, world-wide parts logistics, installation and training experience in servicing and supporting large format printers, plotters and scanners.

The U.S. and Canadian service operations include 65 field service technicians and 15 support personnel in the Company's Technical Support Call Center and field dispatch operations in Fullerton, California. Also located in Fullerton are the Company's component repair and refurbishment and parts warehousing facilities.

During the years ended December 31, 2000 and 1999, the revenues of the Calgraph Business Unit accounted for 9.5% and 5.3%, respectively, of the Company's total revenues. For the years ended December 31, 2000 and 1999, the CalGraph Business Unit had an operating profit while the Company had an operating loss. The identifiable assets of the CalGraph Business Unit accounted for 11.5% and 12.2% of the Company's total identifiable assets as of December 31, 2000 and 1999, respectively.

There were no customers of CalGraph Technology Services, Inc. that accounted for more than 10% of the Company's net sales for the years ended December 31, 2000, 1999, and 1998. International sales were insignificant for the years ended December 31, 2000, 1999, and 1998.

PRODUCTS AND MARKETS

CalGraph Technology Services Inc. product offerings include customer on-site capabilities that consist of break-fix service repair, installation, training, de-installation, re-packaging and relocation of computer graphics equipment, specializing in large format printers, plotters and scanners. CalGraph has a 31-year history of providing on-site delivery capabilities in the 48 contiguous United States and Canada with 24 hour priority next business day response. CalGraph currently provides same day service response in key metropolitan cites. In addition, CalGraph provides on-site installation and training on a worldwide basis for large format digital POP systems.

CalGraph has a solid and experienced base upon which to expand into a world-class third-party services provider. CalGraph has formed relationships with other OEM graphics products manufacturers to provide maintenance and repair service operations in the U.S. and Canada. Those OEM manufacturers include Canon, Hewlett-Packard, Vidar, Barco, Oce, Seiko, DuPont, Fuji, Epson of America, and other leaders in the large format and prepress markets.

CalGraph has installed a state of the art call dispatch and customer service system that allows customers to open and track the status of each service call via the Internet. This system also allows a manufacturer to open a service call remotely on our system through internet-based links.


CHANNELS BUSINESS, POP BUSINESS UNIT AND CALGRAPH TECHNOLOGY SERVICES, INC.

BACKLOG

The Company does not have significant backlog due to the fact that: (i) the Channels Business Unit generally ships orders received the same or next day and
(ii) the POP Business Unit is able to integrate and deliver products generally within a few days of order receipt and long-term contracts to supply products have not been entered into with customers (the Company assembles and sells products on the basis of individual purchase orders as and when received). CalGraph Technology Service, Inc. provides service typically under a service contract that is invoiced in advance of the service period. As of December 31, 1999, deferred service revenue representing billing of service contracts in advance of providing the service was $2.3 million. Excluding deferred service revenue, the backlog at the beginning of a quarter may not represent a significant percentage of the products to be sold in that quarter. Quarterly revenues and operating results depend on the volume and timing of orders received during the quarter. Therefore, management of the Company does not consider order backlog a significant indicator of the Company's future revenues.

COMPETITION

The Company's Channels Business Unit competes primarily with OEM equipment manufacturers that either utilize an in-house sales force to market their products to resellers and end-users or utilize the services of large, national fulfillment distributors. The Company believes its primary competition will come from national fulfillment distributors whose specialty is order fulfillment. The Company believes that the primary factors differentiating it from such competitors are its ability to provide technical sales training, product demonstrations and evaluation units, product training, pre-sale and post-sale technical support and a nationwide field maintenance organization to repair the product.

While the Company's POP Business Unit does not have any direct competition today for it's entire range of products, there are certain potential competitors who are focused on portions of the Unit's products and could represent competition at some future date. Specifically, in the turn-key field deployed POP print systems, the principal competition could potentially come from highly specialized Value Added Resellers. Other companies that represent potential competition in the Corporate POP market include Insignia Systems, Inc. (Nasdaq:
ISIG) and Catalina Marketing (NYSE: POS)

CalGraph Technology Services, Inc. competes primarily with third-party service providers and manufacturers' own service organizations. The Company typically maintains agreements with manufacturers to provide the service for the product. The Company's primary focus is to provide post sales technical support and maintenance with manufacturers that do not have a service organization.

INTELLECTUAL PROPERTY

The Company currently has no patents and its success will depend, in part, on its ability to preserve its trade secrets and proprietary know-how and to operate without infringing upon the proprietary rights of third parties. The Company will continue to consider pursing patent protection for its intellectual property; however, there can be no assurance that the Company will pursue patent protection or that it would be available.

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

EMPLOYEES
The Company had a total of 189 full-time and three part-time employees as of December 31, 2000. The breakout of employees by segment is: (i) 88 full-time and two part-time employees in the

Channels Division, (ii) 14 full-time employees in the POP Business and (iii) 87 full-time employees and one part-time employee in the CalGraph Technology Services Division.

The Company's employees are not represented by a labor union and the Company believes that relations with employees are satisfactory.

ITEM 2.  PROPERTIES.

FACILITIES AND ADMINISTRATIVE FUNCTIONS

The table below sets forth certain information with respect to leased properties, which represent Graphics Division locations unless otherwise noted:

LEASE TERMS:


                                      APPROXIMATE SQUARE       EXPIRATION
LOCATION                                   FOOTAGE                DATE
--------                                   -------                ----
980 Corporate Woods Parkway
Vernon Hills, Illinois (4)                  14,935               9/30/02
(Corporate Headquarters)

720 Corporate Woods Parkway
Vernon Hills, Illinois (3)                  25,382               9/30/02

645 Hembree Parkway
Roswell, Georgia (3) (4)                    10,447               4/30/02

444 North Frederick Avenue
Gaithersburg, Maryland (2)                   3,160               7/31/02

7020 Koll Center Parkway
Pleasanton, California (1) (4)               7,892              12/08/01

6721 Port West
Houston, Texas (2)                           5,495               2/28/02

1110 West Butler Road
Greenville, South Carolina (4)               9,000                 N/A

370 Amapola Avenue
Torrance, California (2)                     9,594               9/30/01

225 Great Road Suite 102
Littleton, Massachusetts (4)                   500                 N/A

7502 Connelley Drive
Hanover, Maryland (4)                        1,500               1/31/03

7490 Pacific Circle
Mississauga, Ontario (4)                     3,000               7/31/02
(CalGraph Technology Services)


                                      APPROXIMATE SQUARE       EXPIRATION
LOCATION                                   FOOTAGE                DATE
--------                                   -------                ----
577 Burning Tree Drive
Fullerton, California (3) (4)               30,000               6/01/04
(CalGraph Headquarters)

915 Broadway
New York, New York (4)                       2,000               3/31/01

----------------------------
(1) A portion of these premises is being subleased to a company affiliated with certain stockholders of the Company for an annual rental of approximately $39,000.

(2)      The Company no longer operates out of this location.

(3) This property serves as one of the Company's three existing warehouse locations.

(4)      Sales and demonstration facility.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in certain claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of the claims are uncertain, in the aggregate, they are not likely to have a material adverse effect on the Company.

On January 3, 2001, the Company closed a transaction pursuant to which it settled a lawsuit involving shareholders who exercised dissenters' rights with regard to the Company's conversion of all Class B Common Stock to Class A Common Stock pursuant to a vote at a special meeting of shareholders held on January 21, 2000. The terms of the settlement are set forth in a Settlement Agreement and Mutual Releases dated December 21, 2000 ("Settlement Agreement"). The Settlement Agreement relates to the Shareholders of record who owned 1,191,333 shares of Class B Common Stock as of the relevant date and exercised dissenters' rights and demanded payment for their shares, plus accrued interest, pursuant to Georgia law. Because the dissenting shareholders and the Company could not reach agreement as to the fair value of the shares as of the relevant date, the Company filed a petition in the Superior Court of Fulton County, Georgia on May 26, 2000, seeking the determination of the fair value of the dissenters' shares and accrued interest, pursuant to Georgia law (the "Dissenters' Lawsuit").

The Company previously entered into a transaction that resulted in a partial settlement of the Dissenters' Lawsuit. As of October 31, 2000, the Company sold the assets of its Tekgraf Systems division to Micro Environments, LLC, a limited liability company controlled by Anita, Ltd., one of the dissenting shareholders in the Dissenters' Lawsuit. As consideration for the assets of the Tekgraf Systems division, Anita, Ltd. transferred to the Company 375,752 shares of Class A Common Stock at issue in the Dissenters' Lawsuit. Pursuant to the Settlement Agreement effective January 3, 2001, Anita, Ltd. made the final adjustment payment for the assets of the Tekgraf Systems division by surrendering to the Company an additional 82,418 shares of Class A Common Stock at issue in the Dissenters' Lawsuit.

Pursuant to the Settlement Agreement, all rights of the defendants to the remaining shares at issue in the Dissenters' Lawsuit were transferred to the Company. The Company agreed to pay an aggregate amount of $1,875,000 to resolve the Dissenters' Lawsuit, and on January 5, 2001 the parties filed a mutual notice of dismissal with the court. In addition, the Company agreed to pay $168,750 to Anita, Ltd. in exchange for 75,000 Class A Shares and 75,000 warrants that were not subject to the Dissenters' Lawsuit.

On January 3, 2001, the Company paid $275,000 and delivered an Unsecured Installment Note dated December 21, 2000 (the "Note") for the remaining $1,768,750. The Note provides that the Company will make monthly payments commencing on March 15, 2001 and ending on December 14, 2001. The Note will not bear interest, except upon an Event of Default (as defined in the Note). Therefore, imputed interest expense of $64,341 will be recorded on the Company's books during 2001. From the date of an Event of Default, interest will accrue on all remaining payments at a rate equal to the Prime Rate (as defined in the Note) plus 2%. Certain mutual releases and covenants not to sue will automatically be revoked if the Company fails to make any of the payments as provided for in the Note, and the Settlement Agreement provides that the 75,000 Class A Shares and 75,000 warrants held by Anita, Ltd. will be surrendered when the Company makes the March 15, 2001 payment.

As further described in the Settlement Agreement, the Company also agreed to indemnify the defendants and certain related parties against claims for or relating to any alleged failure of the Company or the defendants to comply with any alleged net asset value obligations ("NAV Obligations") relating to the Company's June 1997 acquisition of all of the outstanding stock of five regional distributors of computer graphics products. The Company agreed to use reasonable, good faith efforts to obtain certain mutual releases from the persons who sold stock to the Company in the June 1997 acquisitions, and the Company's indemnification obligations will terminate with respect to those who execute and deliver the mutual releases. As part of the Settlement Agreement, two shareholders who sold stock to the Company as part of the June 1997 acquisitions executed and delivered mutual releases. Those two shareholders are Thomas A. Gust and William M. Rychel, the Company's Chief Executive Officer.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

PRICE RANGE OF COMMON STOCK AND REDEEMABLE WARRANTS

The Company's Class A Common Stock and Warrants are quoted on the NASDAQ SmallCap Market under the symbols "TKGF" and "TKGFW", respectively. Each Warrant entitles the holder thereof to purchase one share of Common Stock of the Company at an exercise price of $8.40 at any time until 5:00 p.m., New York City time, on November 10, 2002. Beginning on November 10, 1998, the Warrants are redeemable by the Company, on 30 days' written notice, at a price of $0.05 per Warrant, if the "closing price" of the Company's Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $11.75 per share. The "closing price" means the closing bid price if listed in the over-the-counter market on Nasdaq or otherwise or the closing sale price if listed on the Nasdaq National Market or a national securities exchange. The Company has agreed not to redeem the Warrants unless a prospectus covering the shares of Common Stock underlying the Warrants is in effect throughout the date fixed for redemption. All Warrants must be redeemed if any are redeemed.

DELISTING FROM THE NASDAQ SMALLCAP MARKET FOR COMMON STOCK

On January 9, 2001, the Company received notification from Nasdaq that the Company has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required by the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4). Therefore, in accordance with the Rule, the Company has been provided 90 calendar days, or until April 9, 2001, to regain compliance with this Rule. If at anytime before April 9, 2001, the bid price of the Company's Common Stock is at least $1.00 for a minimum of 10 consecutive trading days, Nasdaq will determine if the Company complies with the Rule. However, if the Company is unable to demonstrate compliance with the Rule on or before April 9, 2001, the Nasdaq will provide the Company written notification that its securities will be delisted. At that time, the Company may appeal the decision.

DELISTING FROM THE NASDAQ SMALLCAP MARKET FOR WARRANTS

The Company received notice from the Nasdaq Stock Market that Nasdaq has determined that the Company's Warrants to purchase Common Stock, issued in connection with the Company's initial public offering, no longer meet the requirements for listing on Nasdaq's SmallCap Market. Specifically, there are no longer at least two active market makers for the Warrant as required by Nasdaq rules. As a result, Nasdaq delisted the Warrants from the Nasdaq SmallCap Market at the opening of business on February 28, 2001. The Company believes that, as result of current market conditions for the Warrants, it is not likely that there are two market makers who would be willing to actively make a market in the Warrants. Therefore, the Company does not intend to appeal Nasdaq's decision to delist the Warrants.

The following table sets forth, for the periods indicated, the high and low closing prices per share of the Common Stock and Redeemable Warrants as reported by the Nasdaq.


1999                                    HIGH                      LOW
----                                    ----                      ---
1st Quarter
  Common Stock                         $ 2.32                    $ 1.13
   Redeemable Warrants                    .34                       .13

2nd Quarter
   Common Stock                          1.88                      1.25
   Redeemable Warrants                    .28                       .09

3rd Quarter
   Common Stock                          1.94                      1.06
   Redeemable Warrants                    .28                       .13

4th Quarter
   Class A Common Stock                  2.19                       .91
   Redeemable Warrants                    .34                       .03

2000                                    HIGH                      LOW
----                                    ----                      ---
1st Quarter
  Common Stock                         $ 5.00                    $ 1.38
   Redeemable Warrants                    .69                       .09

2nd Quarter
   Common Stock                          2.50                      1.06
   Redeemable Warrants                    .44                       .16

3rd Quarter
   Common Stock                          1.63                      1.06
   Redeemable Warrants                    .19                       .13

4th Quarter
   Class A Common Stock                  1.06                       .47
   Redeemable Warrants                    .13                       .03

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

HOLDERS

As of February 28, 2001, there were approximately 37 holders of record of the Common Stock and 15 holders of record of the Warrants.

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


                                                                        YEARS ENDED
                                                                        DECEMBER 31,
                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                2000(1)    1999(2)(3)     1998(4)      1997(5)       1996
                                             ----------    ----------   ---------    ---------   ---------
Statement of Operations Data:
Net Sales                                     $  95,703    $ 102,492    $  84,438    $  33,748    $       0
Cost of goods sold                               82,307       85,896       71,313       28,674            0
                                              ---------    ---------    ---------    ---------    ---------
Gross profit                                     13,396       16,596       13,125        5,074            0


Operating expenses:
   Selling, general and
     Administrative                              15,042       15,569       12,047        4,737            0
   Depreciation and amortization                    748        7,063          805          357            0
   Restructuring charges                            541          847           --           --           --
                                              ---------    ---------    ---------    ---------    ---------
Operating income (loss)                          (2,935)      (6,883)         273          (20)           0

   Other income                                      41           85          303         (177)           0

   Interest expense                                 375          157           37          124            0
                                              ---------    ---------    ---------    ---------    ---------
Income (loss) before taxes                       (3,269)      (6,955)         539         (321)           0

Provision (benefit) for income taxes             (1,053)          (5)         472            2            0
                                              ---------    ---------    ---------    ---------    ---------

Income/ (Loss) from continuing operations        (2,216)      (6,950)          67         (323)           0

Gain/(loss) from discontinued
   Operations, net of tax                          (118)        (168)          24          (70)          43
                                              ---------    ---------    ---------    ---------    ---------

Net income (loss)                             $  (2,334)   $  (7,118)   $      91    $    (393)   $      43
                                              =========    =========    =========    =========    =========

Net income (loss) per share from continuing
operations                                    $    (.36)   $   (1.13)   $     .02    $    (.13)   $       0
                                              =========    =========    =========    =========    =========

Net income (loss) per share                   $    (.38)   $   (1.16)   $     .02    $    (.15)   $     .04
                                              =========    =========    =========    =========    =========


                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                         (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                          ------------- -------------- ------------- ------------ -------------
                                             2000(1)        1999(2)       1998 (4)      1997 (5)        1996
                                          ------------- -------------- ------------- ------------ -------------
Balance Sheet Data:
Working capital                               $   2,461    $   9,289    $  11,821    $  13,066    $    (104)
Total assets                                     35,309       37,340       37,156       29,952        3,007

Due to stockholders/related entities                 --           --           --          517        2,211
Long-term obligations                                --           --           --           13           --
Shareholders' equity
     Due from stockholder                        (1,941)      (1,780)          --           --           --
     Other                                        9,780       15,151       21,662       20,055           10
                                              ---------    ---------    ---------    ---------    ---------
     Total stockholders' equity                   7,839       13,371       21,662       20,055           10

-----------------
(1) The statement of operations for 2000 include a restructuring charge of $384,000 relating to leased premises no longer in use and $157,000 for severance costs for reductions in staff in the Channels Business.

(2) On April 1, 1999, the Company completed the acquisition of the U.S. and Canadian service businesses and worldwide parts business of Calcomp Technology, Inc. and their operations are included in the statement of operations and balance sheet data from this date forward.

(3) The statement of operations data for 1999 includes $6,193,000 in impairment of goodwill charges, and restructuring charges of $230,000 related to leased premises no longer in use and $617,000 in centralization and consolidation expenses.

(4) In April and May 1998, the Company acquired three computer graphics companies and their operations are included in the Statement of Operations and Balance Sheet data from this date forward.

(5) On June 2, 1997, the Company acquired five computer graphics companies and their operations are included in the Statement of Operations and Balance Sheet data from this date forward.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related notes.

OVERVIEW

In 1997, Tekgraf, Inc. was created from a merger of five wholesale distributors. Tekgraf integrated the businesses and distribution systems allowing for the development of an unparalleled network of distribution channels. These channels have helped Tekgraf become a leader in the distribution of computer graphics technologies through value-added resellers, system integrators, retailers, mass merchandisers and direct marketers.

Utilizing the Company's expertise in the computer graphics market and innovation, Tekgraf expanded its service offering to provide clients a unique opportunity to increase the visibility of their products at the retail level and make the greatest impact on the consumer through digital "Point-of-Purchase"
(POP) merchandising.

Today, the Company is organized into three distinct business units:

     - Channels Business: This division specializes in the value-added wholesale distribution of computer graphics technologies throughout North America.

     - The POP Business: This division offers digital merchandising services utilizing both Internet-based services and turnkey systems to retail and manufacturing customers who wish to produce high-resolution, full color posters, banners and other custom POP signage.

     - CalGraph Technology Services, Inc.: This wholly owned subsidiary of Tekgraf is a leading provider of on-site service and preventative maintenance services specializing in wide-format printing devices. CalGraph's U.S. and Canadian service operations include field service technicians, customer support call center, component repair and refurbishment facilities and parts logistics.

As of October 31, 2000, the Company sold the assets of its Tekgraf Systems Division to a company controlled by a dissenting shareholder. See Item 3. Legal Proceedings.

RESULTS OF OPERATIONS

Net sales reflect the sale of the Company's products, net of allowances for returns and other adjustments. Both Channels Business and POP Business sales are generated from the sale of products primarily in the U.S. CalGraph Technology Services sales are generated from the maintenance and repair of products in the U.S. and Canada and the sale of printer and plotter parts on an international basis.

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

Selling, general and administrative (SG&A) expenses include costs for sales representatives, marketing and advertising of the Company's products, training, warehouse costs, information technology, corporate and administrative functions, employee benefits, and facility costs.

Interest expense includes costs and expenses associated with working capital indebtedness, as evidenced by outstanding balances on the Company's current credit facilities, offset by interest income associated with a loan to a shareholder.

During the year ended December 31, 2000, the Company reevaluated its current segment reporting. In previous years, the Company had three business units:
Graphics, Technology and Services. The Company's management now segments the business into three business units: Channels, POP, and Services. All prior year results have been restated to be comparative to the current year's results. These business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made. For the Channels Business net sales, no customers accounted for more than 10% of the sales for the years ended December 31, 2000, 1999 and 1998, respectively. For the POP net sales, one customer accounted for 97%, 80%, and 83% of sales for the years ended December 31, 2000, 1999 and 1998, respectively.

No customers accounted for more than 10% of net sales for the Services Division for the years ended December 31, 2000, 1999, and 1998, respectively. International sales for all three divisions were insignificant for the years ended December 31, 2000, 1999 and 1998, respectively.

YEAR ENDED DECEMBER 31, 2000 COMPARED WITH YEAR ENDED DECEMBER 31, 1999.

NET SALES. The net sales from continuing operations decreased $6.8 million, or 6.6%, to $95.7 million for the year ended December 31, 2000 compared to $102.5 million for the year ended December 31, 1999. The Channels Business net sales decreased $8.7 million or 10.9% to $71.4 million for the year ended December 31, 2000 compared to $80.1 million for the year ended December 31, 1999. The decline is attributable to a direct sales initiative implemented by certain vendors. The Company expects new product introductions in the first quarter of 2001 will help offset the revenue decline from certain vendors who have implemented direct sales initiatives. The POP Business net sales decreased $1.7 million or 10% to $15.2 million for the year ended December 31, 2000 compared to $16.9 million for the year ended December 31, 1999. The decrease is due to a large system rollout for a major customer initiative in 1999, which was not repeated to the same extent during 2000. The CalGraph Services Business sales increased $3.7 million or 68.5%, to $9.1 million for the year ended December 31, 2000 compared to $5.4 million for the year ended December 31, 1999. The CalGraph Services division was acquired on April 1, 1999. On a proforma basis, if the CalGraph Services Business would have been acquired on January 1, 1999 instead of April 1, 1999, net sales for the year ended December 31, 1999 would have been $7.3 million. On that basis, comparing net sales for the year ended December 31, 2000 of $9.1 million versus the proforma sales of $7.3 million for the year ended December 31, 1999, net sales increased $1.8 million or 24.7%. The increase relates to third-party service contracts awarded to Calgraph during 2000.

GROSS PROFIT. Gross profit from continuing operations decreased $3.2 million, or 19.3% for the year ended December 31, 2000, to $13.4 million compared to $16.6 million for the year ended December 31, 1999. Gross profit as a percentage of sales decreased 2.0% to 14.0% for the year ended December 31, 2000 compared to 16.2% for the year ended December 31, 1999. The decrease in the gross margin percentage was primarily due to change of product sales mix in the Channels Business, as well as a decrease in higher gross profit margin sales for the POP Business for the year ended December 31, 2000 as compared to the year ended December 31, 1999.

SG&A EXPENSES. SG&A expenses from continuing operations decreased $0.6 million or 3.8% to $15.0 million for the year ended December 31, 2000 compared to $15.6 million for the year ended December 31, 1999. SG&A expenses as a percentage of sales were 15.7% and 15.2% for the years ended December 31, 2000 and 1999, respectively. SG&A expenses for the period ending December 31, 2000 include unusual expenses of approximately $1.5 million relating to settlement of legal disputes associated with the Dissenters shareholder claim, relocation of the Company's headquarters from Atlanta to Vernon Hills, IL, the establishment of a new management team as well as the consolidation of the Company's operations. The Company believes that these expenses relate to the year ending December 31, 2000 and are not expected to go forward into future periods.

DEPRECIATION EXPENSE. Depreciation expense from continuing operations increased $223,000 or 60% to $561,000 for the year ended December 31, 2000, compared to $338,000 for the year ended December 31, 1999. The increase is due to new software and computer equipment purchased for the Calgraph Service Business during the third quarter of 1999.

AMORTIZATION AND IMPAIRMENT OF GOODWILL. Amortization expense from continuing operations decreased $6.5 million to $187,000 for year ended December 31, 2000, compared to $6.7 million for the year ended December 31, 1999. During 1999, the management of the Company reviewed and completed an analysis and determined that $6,193,318 of the unamortized goodwill relating to the acquisitions from 1997 and 1998 was impaired and therefore not recoverable, which resulted in a third quarter 1999 write-down in the statement of operations.

RESTRUCTURING CHARGES. The Company has restructured the Channels Business to size the organization to fit todays sales volumes. Accordingly, $541,000 has been charged to operations in 2000 consisting of $384,000 related to leased premises no longer in use and $157,000 for severance costs for reductions in staff in the Channels Business. The total restructuring charge of $541,000 is expected to result in annual savings of $1.0 million.

BENEFIT FOR INCOME TAXES. The Company's effective tax rate from continuing operations was a tax benefit of 32.2% for the year ended December 31, 2000 as compared to tax benefit of .07% for the year ended December 31, 1999. The difference between the Company's effective and statutory tax rates was primarily due to the amortization of non-deductible goodwill and to state taxes, net of the federal benefit.

YEAR ENDED DECEMBER 31, 1999 COMPARED WITH YEAR ENDED DECEMBER 31, 1998.

NET SALES. Total net sales increased $18.1 million, or 21.4%, to $102.5 million for the year ended December 31, 1999 compared to $84.4 million for the year ended December 31, 1998. The Channels Business net sales increased $3.8 million or 5.0% to $80.1 million for the year ended December 31, 1999 compared to $76.3 million for the year ended December 31, 1998. The POP Business net sales increased $8.8 million or 108.6% to $16.9 million for the year ended December 31, 1999, compared to $8.1 million for the year ended December 31, 1998. The increase was due to an increase in POP sales of $8.8 million. The CalGraph Services Business net sales of $5.4 million for the year ended December 31, 1999 was due to the acquisition of the CalGraph business effective April 1999.

GROSS PROFIT. Gross profit for 1999 increased $3.5 million, or 26.7%, to $16.6 million compared to $13.1 million for 1998. Gross profit as a percentage of sales increased to 16.2% for 1999 compared to 15.5% for 1998. The increase in the gross margin percentage was primarily due to higher profit margin sales for the POP Business as well as the higher profit margin for the CalGraph Service Business acquired in April 1999. The gross profit as a percentage of sales for the Channels Business remained constant for the year ended December 1999 compared to the year ended December 1998.

SG&A EXPENSES. SG&A expenses increased $3.6 million, or 30%, to $15.6 million for 1999 compared to $12.0 million for 1998. SG&A expenses as a percentage of sales were 15.2% and 14.2% for 1999 and 1998, respectively. Of the increase, $1.9 million was attributable to the acquisition of the acquisition of the CalGraph, which was offset by a decrease of $1.0 million in SG&A expenses for the sale of the Prisym Technologies Inc. of Georgia during the first quarter of 1999. The remainder of the increase is due to increased SG&A expenses associated with increased sales and support costs associated with the growth of the Company.

DEPRECIATION EXPENSE. Depreciation expense from continuing operations increased $143,000 or 73% to $338,000 for the year ended December 31, 1999, compared to $195,000 for the year ended December 31, 1998. The increase is due to new software and computer equipment purchased for the Calgraph Service Business during the third quarter of 1999.

AMORTIZATION AND IMPAIRMENT OF GOODWILL. Management of the Company, since each of the respective acquisitions, has continually reviewed the recoverability of goodwill, as events and changes in circumstances have warranted, to determine whether or not any of the related goodwill associated with the acquisitions has been impaired. In 1999, in light of several additional factors, including the continued change in the manner in which acquired assets are being utilized and the history and forecasted revenues and earnings of the related acquisitions, the Company reviewed and completed an analysis and determined that $6,193,318 of the unamortized goodwill is impaired and therefore not recoverable, resulting in a write-down in the third quarter statement of operations.

RESTRUCTURING CHARGES. In connection with the acquisitions, many functions formerly performed in regional offices have been consolidated and centralized resulting in certain office or warehouse locations no longer being necessary to the Company's operations. Accordingly, $230,000 has been charged to operations in 1999 related to these leased premises no longer in use. Additionally, associated with the related centralization and consolidation and as part of management's overall strategic plan, certain costs have been incurred related to these acquisitions, including employee severance. These costs, amounting to $617,061, have been combined with the above described amount and are reflected as Restructuring Charges and Other Expenses in the 1999 statement of operations.

BENEFIT FOR INCOME TAXES. The Company's effective tax rate was .07% for the year ended December 31, 1999 as compared to 87.6% for the year ended December 31, 1998. The difference between the Company's effective and statutory tax rates was primarily due to the amortization of non-deductible goodwill and to state taxes, net of the federal benefit.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations through a combination of cash flows from operations, bank borrowings, equity capital and the net proceeds from the Company's initial public offering in November 1997. The Company's capital requirements have arisen primarily in connection with acquisitions, growth in revenue and the purchase of fixed assets.

In June 2000, the Company amended and restated the Loan and Security Agreement (the "Agreement"), which expires on June 30, 2002, with a bank that provides for an outstanding principal amount of $12.5 million. Outstanding advances under the Agreement bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 3.00% that corresponds to a range of the Company's debt to net worth ratio from 1:1 to 2.5:1. Pursuant to the terms of the Agreement, the Company has pledged accounts receivables, inventory and equipment as collateral. In accordance with the Agreement, the Company is required to maintain certain financial covenants, which specifically include a modified current ratio, a debt to equity ratio and a fixed charge coverage ratio. During the years ended December 31, 2000 and 1999, the Company borrowed $32.5 million and $6.3 million, respectively, and repaid approximately $25.6 million and $2.7 million, respectively, under this credit facility. As of December 31, 2000 and 1999, the Company had an outstanding balance of $11.1 million and $4.2 million, respectively, under the credit facility. The increase in debt as of December 31, 2000 is attributable to the increase in accounts receivable as a result of stronger net sales during December 2000. As of January 15, 2001, the Company had received payments from customers that reduced accounts receivable and resulted in a reduction in the debt balance to $7.3 million, which is more reflective of the Company's current debt requirements.

The Company was below the fixed charge coverage ratio and the debt to equity ratio required under the Agreement and has obtained a waiver from the bank for the year ended December 31, 2000. The Company expects that it will require a similar waiver for the quarter ended March 31, 2001. On February 27, 2001, the Company and the bank amended certain provisions of the Loan and Security Agreement. The amended Agreement will bear interest at prime rate plus 1% per annum. The Company believes that its available funds together with its current and anticipated credit facilities will be adequate to satisfy its current and planned operations, including restructuring accruals, for at least the next 12 months.

On December 31, 2000, the Company had $491,000 in cash with working capital of $2.5 million compared to $1.7 million in cash and working capital of $9.3 million on December 31, 1999.

For the year ended December 31, 2000, the Company used approximately $5.1 million in cash from operating activities, compared to $1.3 million for the year ended December 31, 1999. For the year ended December 31, 2000, the cash used in operations resulted primarily from the Company's net loss of $2.3 million as well as an increase in accounts receivable of $1.3 million. The change in accounts receivable was attributable to the timing of sales for the fourth quarter 2000. In addition, accounts payable and other accrued expenses used $4.3 million in cash due to lower inventory purchases as well as the Company taking advantage of vendor payment discounts during 2000. Inventory generated $2.8 million, due to the Company implementing an inventory reduction program during 2000.

For the year ended December 31, 2000, the Company used cash in investing activities of $1.4 million for the purchase of property and equipment, which primarily consisted of capital improvements for new computer equipment and software.

For the year ended December 31, 2000, the Company had cash provided by financing activities of $5.3 million. Cash was provided from the Company's credit facility in the amount of $6.8 million and from a note relating to the Dissenters settlement in the amount of $1.7 million. The Company used $3.1 million to purchase the Dissenters shares which consists of: (1) a cash payment of $275,000 paid at closing of the Dissenters claim; (2) a note in the amount of $1.7 million payable to the Dissenters; and (3) the exchange of the net assets of the Tekgraf Technology Systems Business in the amount of $1.1 million.

For the year ended December 31, 1999, the Company used $1.3 million in cash from operating activities. The cash used in operations resulted primarily from the increase in accounts receivable of $1.1 million and the increase of inventory of $2.3 million offset by the increase in accounts payable and accrued expenses of $1.4 million, including $575,000 in restructuring charges. The change in accounts receivable was attributable to the timing of sales for the fourth quarter of 1999.

For the year ended December 31, 1999, the Company used cash in investing activities of approximately $958,000 consisting of the following: (1) to purchase property and equipment of $1.4 million for capital improvements related to the acquisition of the CalGraph Services Business and additional purchases related to the new MIS system; (2) cash paid for the CalGraph Services Business of $400,000 and related acquisition costs of $139,000; and (3) partially offsetting these investments was the sale of Prisym Technologies, Inc. of Georgia with proceeds of $979,000.

Cash provided by financing activities for the year ended December 31, 1999, was attributable to payments of $464,000 received from stockholders for deficient net asset values, as discussed previously, and net proceeds of $3.5 million in debt received under the Company's credit facility, offset by a $1.8 million loan to a stockholder.

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

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 as amended by FAS 138, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The effective date of this statement was delayed in June 1999 through the issuance of Statement of Financial Accounting Standards No. 137 ("Statement 137"). The effective date has been extended to fiscal years beginning after June 15, 2000. The Company is not anticipating the implementation of FAS 133 to have a material impact on the financial statements.

IMPACT OF INFLATION

Management believes that inflation has not had a material impact on the Company's business, its net sales and revenues or its income (loss) from continuing operations.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

FACTORS THAT MAY AFFECT FUTURE RESULTS

         You should carefully consider the risks and uncertainties described below and other information in this report. These are not the only risks and uncertainties that we face. Additional risks and uncertainties that we do not currently know about or that we currently believe are immaterial may also harm our business operations. If any of these risks or uncertainties occurs, it could have a material adverse effect on our business.

                          RISKS RELATED TO OUR COMPANY

WE HAVE INCURRED OPERATING LOSSES IN THREE OF THE PAST FOUR YEARS.

         During fiscal years 1997, 1998, 1999 and 2000, we experienced net income (losses) of ($393,337), $91,167, ($7,118,331) and ($2,334,000),
respectively. We cannot be certain that we will achieve profitability in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to become profitable, our liquidity could be materially harmed.

OUR QUARTERLY AND ANNUAL SALES AND FINANCIAL RESULTS HAVE VARIED SIGNIFICANTLY IN THE PAST, AND WE EXPECT TO EXPERIENCE FLUCTUATIONS IN THE FUTURE, WHICH MEANS THAT PERIOD-TO-PERIOD COMPARISONS ARE NOT NECESSARILY MEANINGFUL OR INDICATIVE OF FUTURE PERFORMANCE.

         Our sales and operating results have varied, and may continue to vary, significantly from year to year and from quarter to quarter as a result of a variety of factors, including the introduction of new products by competitors, pricing pressures, the timing of the completion or the cancellation of projects, the evolving and unpredictable nature of the markets in which computer products are sold and economic conditions generally or in certain geographic areas in which our customers do business. Furthermore, we may be unable to control spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, we cannot assure you that sales and net income, if any, in any particular quarter will not be lower than sales and net income, if any, in a preceding or comparable quarter or quarters. In addition, sales and net income, if any, in any particular quarter are not likely to be indicative of the results of operations for any other quarter or for the full year. The trading prices of our securities may fluctuate significantly in response to variations in our quarterly or annual results of operations.

DUE TO INTENSE PRICE COMPETITION, WE CONTINUE TO EXPERIENCE NARROW PROFIT MARGINS, WHICH MAGNIFIES THE IMPACT OF VARIATIONS IN SALES AND OPERATING COSTS ON OUR OPERATING RESULTS.

         As a result of intense price competition in the industry, we experience narrow gross profit and operating profit margins. These narrow margins magnify the impact of variations in sales and operating costs on operating results. We have partially offset the effects of our low gross profit margins by increasing sales and reducing operating expenses as a percentage of sales; however, we cannot guarantee that we will maintain or increase sales or further reduce operating expenses as a percentage of sales in the future. Future gross profit margins may be adversely affected by changes in product mix, vendor pricing actions and competitive and economic pressures.

MANY OF OUR COMPETITORS HAVE SIGNIFICANTLY GREATER RESOURCES THAN WE DO AND MAY BE ABLE TO RESPOND MORE QUICKLY TO NEW OR EMERGING TECHNOLOGIES AND CHANGES IN CUSTOMER REQUIREMENTS.

         The markets for our products and services are highly competitive. Competition is based primarily on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality and breadth of product lines and services, and availability of technical and product information. Our competitors include regional and national wholesale distributors, as well as hardware manufacturers

(including most of our vendors) that sell directly to resellers and to end-users. Certain of our current and potential competitors have significantly greater financial, technical, marketing, and other resources than we do and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Additional competition could result in price reductions, reduced margins and loss of market. We cannot guarantee that we will be able to compete successfully against current and future competitors or that future competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

WE MAY EXPERIENCE A DECLINE IN THE VALUE OF OUR INVENTORY DUE TO PRICE REDUCTIONS OR TECHNOLOGICAL OBSOLESCENCE.

         We are subject to the risk that the value of our inventory will decline as a result of price reductions by vendors or technological obsolescence. It is the policy of most of our vendors to protect distributors that purchase directly from them from the loss in inventory value due to technological change or the vendors' price reductions. Some vendors, however, may be unwilling or unable to pay us for products returned to them under purchase agreements. Moreover, industry practices are sometimes not embodied in written agreements and do not protect us in all cases from declines in inventory value. We can give you no assurance that these practices will continue, that unforeseen new product developments will not adversely us, or that we will be able to successfully manage our existing and future inventories.

OUR BUSINESS DEPENDS ON THE CONTINUATION OF OUR DISTRIBUTION ARRANGEMENTS WITH MANUFACTURERS, AND THE TERMINATION OF THESE ARRANGEMENTS COULD HAVE A SIGNIFICANT ADVERSE EFFECT ON OUR OPERATING RESULTS.

         Our relationships with computer product manufacturers are based substantially on mutual satisfaction with the relationships in addition to the terms of the contractual arrangements between the parties. Our distribution agreements generally provide for termination by either party without cause on either 30 or 60 days' notice and for us to act as a distributor on a non-exclusive basis for specified geographic territories. We rely on a limited number of suppliers of computer products for a significant portion of our revenues. We cannot assure you that some or all of our suppliers will not elect to change distributors or their method of distribution, for example, by utilizing an in-house sales force. The loss of any significant supplier or the loss of any significant product line could adversely affect our ability to service customers and, as a result, could have a material adverse effect on our operating results. We cannot assure you that we would be able to fully replace the loss of any significant supplier. Further, although part of our growth strategy is to expand the number of manufacturers whose products we distribute and the number of product lines we distribute generally, we cannot assure you that we will be able to achieve that expansion.

OUR FUTURE SUCCESS WILL DEPEND, IN PART, ON OUR ABILITY TO SUCCESSFULLY EXPAND THE MARKET FOR OUR DISTRIBUTION BUSINESS.

         We currently derive revenue in our distribution business from sales in all geographic regions of the United States. We are seeking to expand our market for computer graphics technology sales and to increase both the number of product lines we resell from manufacturers for whom we currently perform outsourcing and the number of manufacturers whose products we resell. We cannot assure you that our efforts to expand our markets and increase our product lines will be successful.

THE SUCCESS OF OUR BUSINESS DEPENDS, IN PART, ON NATIONAL MARKET ACCEPTANCE OF OUR POINT-OF-PURCHASE (POP) BUSINESS.

         In order to achieve and maintain profitability, our POP program needs to achieve national program status. In order to obtain participating manufacturers and retailers at the rate desired, this service program must achieve increases in sales. In achieving these results, we will be competing for the marketing expenditures or branded product manufacturers who use various forms of point-of-purchase marketing methods. We cannot assure you that our POP program will achieve or maintain the marketplace acceptance or profitability necessary to compete successfully with traditional marketing methods.

THE SUCCESS OF OUR BUSINESS DEPENDS, IN PART, ON THIRD PARTY SERVICE CONTRACTS IN OUR CALGRAPH TECHNOLOGY SERVICES, INC. SUBSIDIARY.

         In order to maintain profitability, our CalGraph Technology Services Business needs to maintain our current third party service contracts with major manufacturers. In achieving these results, we will be competing for third party service contracts with other major service providers, as well as the manufacturer providing the service themselves. Many of our competitors have significantly greater resources than we do and may be able to respond more quickly.

OUR BUSINESS DEPENDS ON OUR INTELLECTUAL PROPERTY RIGHTS, AND IF WE FAIL TO PROTECT THEM, OUR COMPETITIVE POSITION WILL SUFFER.

         We have no patents, and our success partially depends on our ability to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We seek to protect our trade secrets and proprietary know-how, in part, by confidentiality agreements with employees, consultants, advisors and others. We cannot guarantee that these individuals will maintain the confidentiality of our trade secrets and proprietary know-how, or that our competitors will not learn of or independently develop our trade secrets or proprietary know-how in a manner that leaves us with no practical recourse.

IF WE LOSE THE SERVICES OF OUR KEY PERSONNEL, WE MAY BE UNABLE TO REPLACE THEM, AND OUR BUSINESS COULD BE NEGATIVELY AFFECTED.

         Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of William Rychel, our President and Chief Executive Officer, Scott Barker, our Vice President of Sales, and Mark Lewis, our President of CalGraph Technology Services, Inc., are integral to the execution of our business strategy. If one or more of our key employees leaves Tekgraf, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition from other technology companies for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could negatively affect our business, financial condition and results of operations.

WE HAVE ONLY A LIMITED OPERATING HISTORY AS AN ENTITY THAT INCLUDES THE OPERATIONS THAT WE ACQUIRED, AND, THEREFORE, WE CANNOT PREDICT THE LONG-TERM PROSPECTS OF TEKGRAF AS A COMBINED ENTITY.

         We have only a limited operating history as a combined entity. Although, prior to the 1997 and 1998 acquisitions, the members of the Graphics Division cooperated in a number of business ventures in connection with their membership in certain trade organizations, each of G&R, Microsouth, tekgraf Texas, CGD and IGD operated as independent businesses with independent management. Our long-term success will depend, in part, on our ability to continue to manage the combined operations of these companies in a single organizational structure. We have only recently commenced centralization of certain administrative functions from the existing six locations to our executive offices in Illinois, and we cannot assure you that this consolidation will be as effective and efficient as we anticipate.

                          RISKS RELATED TO OUR INDUSTRY

WEAK ECONOMIC CONDITIONS IN THE MARKET MAY NEGATIVELY IMPACT SALES OF COMPUTER GRAPHICS PRODUCTS AND SERVICES.

         From time to time the market for computer graphics and services experiences weak economic conditions. To the extent that general economic conditions affect the demand for products and services in this market, it could have an adverse effect on our ability to sell our products and services.


                       RISKS RELATED TO OUR CAPITAL STOCK

THE PUBLIC MARKET FOR OUR COMMON STOCK MAY BE VOLATILE.

         The market price of our common stock has been and is likely to continue to be volatile and significantly affected by various factors, including:

     - general market conditions and market conditions affecting computer technology stocks in particular;

     - actual or anticipated fluctuations in our quarterly or annual operating results;

     - announcements relating to contracts, investments, acquisitions, divestitures;

     -    discontinued operations, layoffs or corporate actions; and

     -    industry conditions or trends.

         The stock markets, especially the Nasdaq SmallCap Market, have experienced significant price and volume fluctuations that have affected the market prices of many technology companies' stocks. These fluctuations have often been unrelated or disproportionate to operating performance. These broad market or technology sector fluctuations may adversely affect the market price of our common stock. General economic, political and market conditions such as recessions and interest rate fluctuations may also have an adverse effect on the market price of our common stock. In addition, the market price of our common stock has also been and is likely to continue to be affected by expectations of analysts and investors.

WE MAY NOT BE ABLE TO MAINTAIN OUR ELIGIBILITY FOR THE NASDAQ SMALLCAP MARKET.

         In order for our common stock to continue to be traded on the Nasdaq SmallCap Market, we must maintain at least $2 million of "net tangible assets" (defined as the book value of total assets, minus intangible assets, minus all liabilities), have a bid price for our common stock of at least $1 per share, have a public float of 500,000 shares, and meet certain other criteria. On January 9, 2001, we received a notice from Nasdaq indicating that because our bid price had fallen below $1 for a period in excess of 30 days, our common stock would be de-listed from the Nasdaq SmallCap Market. We are currently appealing this decision but cannot assure that our stock will continue to be listed on the Nasdaq SmallCap Market. The loss of the listing of our common stock on the Nasdaq SmallCap Market would impair the marketability of our common stock.

SINCE OUR EXECUTIVE OFFICERS AND DIRECTORS HAVE SUBSTANTIAL CONTROL OF OUR VOTING STOCK, TAKEOVERS NOT SUPPORTED BY THEM WILL BE MORE DIFFICULT, POSSIBLY PREVENTING YOU FROM OBTAINING OPTIMAL SHARE PRICE.

         The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. Our executive officers and directors beneficially own or control 1,825,252 shares or 36% of the outstanding common stock. If our executive officers and directors choose to act or vote together, they will have the ability to influence significantly all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us.

OUR ABILITY TO ISSUE PREFERRED STOCK MAY ADVERSELY AFFECT THE RIGHTS OF OUR COMMON STOCKHOLDERS AND MAY MAKE TAKEOVERS MORE DIFFICULT, POSSIBLY PREVENTING YOU FROM OBTAINING OPTIMAL SHARE PRICE.

         Our Certificate of Incorporation authorizes the issuance of shares of "blank check" preferred stock, which would have the designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors will be empowered, without stockholder approval (but subject to applicable government regulatory restrictions), to issue preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. In the event of an issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Tekgraf. Although we have no present intention to issue any shares of preferred stock, we cannot assure you that we will not do so in the future.

IF WE REDEEM OUR OUTSTANDING WARRANTS, IT MAY BE DISADVANTAGEOUS TO THE WARRANT HOLDERS.

         We may redeem outstanding warrants at a price of $.05 per warrant upon not less than 30 days' prior written notice if the closing bid price of the common stock has averaged in excess of $9.80 per share for 30 consecutive trading days ending within 15 days of the notice of redemption. Redemption of the warrants could force their holders to (i) exercise the warrants and pay the exercise price at a time when it may be disadvantageous for them to do so, (ii) sell the warrants at the then-current market price when they might otherwise wish to hold the warrants, or (iii) accept the nominal redemption price that, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. The conditions required for us to redeem the warrants are not currently satisfied, and, therefore, we do not anticipate redeeming the warrants in the foreseeable future.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

         This report and statements we or our representatives make contain forward-looking statements that involve risks and uncertainties, including those discussed above the caption FACTORS THAT MAY EFFECT FUTURE RESULTS in MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and elsewhere in this report. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance. Recognize these statements for what they are and do not rely upon them as facts.

         Forward-looking statements involve risks, uncertainties and assumptions, including, but not limited to, those discussed above and elsewhere in this report. We make these statements under the protection afforded them by
Section 21E of the Securities Exchange Act of 1934, as amended. Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, these risks and uncertainties can cause our results to differ materially from the results we express in our forward-looking statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company is subject to interest risk due to changes in interest rates in connection with their Loan and Security Agreement. The Loan and Security Agreement expires June 30, 2002, and provides for up to $12.5 at interest rates of prime rate plus 1% per annum. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Credit risks with respect to trade receivables are limited due to the diversity of customers comprising the Company's customer base. The Company purchases credit insurance for all significant open accounts and the Company performs ongoing credit evaluations and charges uncollectible amounts to operations when they are determined to be uncollectible.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements beginning on page F-1. Consolidated condensed quarterly financial information on the Company is included in Note 16 of Notes to the Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Upon recommendation of the audit committee, the board of directors dismissed PricewaterhouseCoopers LLP as the Company's independent accountants effective November 13, 2000 and appointed Grant Thornton LLP as the Company's new independent accountants effective as of the same date.

The independent accountants' reports of PricewaterhouseCoopers LLP on the consolidated financial statements of the Company for each of the fiscal years ended December 31, 1999 and December 31, 1998 contained no adverse opinion or disclaimer of opinion and neither of those reports was qualified or modified as to uncertainty, audit scope or accounting principle.

During the two fiscal years ended December 31, 1999 and December 31, 1998, and through the date of dismissal, the Company had no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreement in connection with filings with the Securities and Exchange Commission.

PricewaterhouseCoopers LLP furnished the Company with a letter addressed to the Securities and Exchange Commission stating that it agrees with the Company's statements. A copy of that letter is filed as Exhibit 16.1 to the Company's Current Report on Form 8-K filed on November 16, 2000.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information under the headings "Executive Compensation" and "Director Compensation" and in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading "Ownership of Tekgraf Common Stock" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2001 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) (1) Consolidated Financial Statements.

        Reports of Independent Accountants

        Consolidated Balance Sheets

        Consolidated Statements of Operations

        Consolidated Statements of Changes in Stockholders' Equity

        Consolidated Statements of Cash Flows

        Notes to Consolidated Financial Statements

(a) (2) Consolidated Financial Statement Schedule for the Years Ended December 31, 2000, 1999 and 1998.

        Schedule II - Valuation and Qualifying Accounts on page F-19.

All other financial statement schedules are omitted because the information is not required, or is otherwise included in the Consolidated Financial Statements or the notes thereto included in this Annual Report on Form 10-K.

Consolidated condensed quarterly financial information on the Company is included in Note 22 of Notes to the Consolidated Financial Statements.

(a) (3) Exhibits.

The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K.


EXHIBIT
  NO.                           DESCRIPTION OF EXHIBIT
-------                         ----------------------
 3.1          Restated articles of Incorporation dated January 21, 2000 (Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q
              filed on August 14, 2000 and incorporated herein by reference
              (the "2000 Second Quarter Form 10-Q")).



 3.2 Bylaws (Filed as Exhibit 3.1 to the Company's quarterly report filed on May 12, 2000 and incorporated herein by reference).

10.1*         Amended and restated 1997 Stock Option Plan of the Company.

10.2*         Form of Employment Agreement between Crescent Computers, Inc.
              and Regional Sales Directors (Filed as Exhibit 10.5 to the
              Registration Statement and incorporated herein by reference).

10.3          Stock Purchase Agreement dated May 1, 1997, by and among
              Crescent Computers, Inc. and its shareholders and Microsouth, Inc. and its shareholders, as amended (Filed as Exhibit 10.6 to the Registration Statement and incorporated herein by reference).

10.4          Stock Purchase Agreement dated May 1, 1997 by and among Crescent
              Computers, Inc. and its shareholders and tekgraf, Inc. and its shareholders, as amended (Filed as Exhibit 10.7 to the Registration Statement and incorporated herein by reference).

10.5          Stock Purchase Agreement dated May 1, 1997 by and among Crescent
              Computers, Inc. and its shareholders and G&R Marketing, Inc. and its shareholders, as amended (Filed as Exhibit 10.8 to the Registration Statement and incorporated herein by reference).

10.6          Stock Purchase Agreement dated May 1, 1997 by and among Crescent
              Computers, Inc. and its shareholders and Computer Graphics
              Distributing Company and its shareholders, as amended (Filed as Exhibit 10.9 to the Registration Statement and incorporated herein be reference).

10.7          Stock Purchase Agreement dated May 1, 1997 by and among Crescent
              Computers, Inc. and its shareholders and Intelligent Products
              Marketing, Inc. and its shareholders and IG Distributing, Inc.
              and its shareholders, as amended (Filed as Exhibit 10.10 to the Registration Statement and incorporated herein by reference).

10.8          Escrow Agreement dated August 1997 (Filed as Exhibit 10.11 to the
              Registration Statement and incorporated herein by reference).

10.9 Indemnification Agreement dated 1997 (Filed as Exhibit 10.12 to the Registration Statement and incorporated herein by reference).

10.10 Leases for property located at 7020 Koll Center Parkway by and between Patrician Associates, Inc., Koll Bernal Avenue Associates and Intelligent Products Marketing, Inc., as amended (Filed as
              Exhibit 10.15 to the Registration Statement and incorporated herein by reference).

10.11         Industrial Space Lease dated November 13, 1991 between G&R
              Technologies and American National Bank and Trust Company of
              Chicago (Filed as Exhibit 10.16 to the Registration Statement and incorporated herein by reference).

10.12         Commercial Lease Agreement dated March 29, 1991 between Computer
              Graphics Distributing Company and Girard Associates II Limited
              Partnership (Filed as Exhibit 10.17 to the Registration Statement and incorporated herein by reference).

10.13         Lease Agreement dated May 1, 1992 between Microsouth, Inc. and ASC
              North Fulton Associates Joint Venture (Filed as Exhibit 10.18 to the Registration Statement and incorporated herein by reference).



10.14 Lease Agreement dated March 1998 between Tekgraf, Inc. a Texas corporation and Connecticut General Life Insurance Company, (Filed as Exhibit 10.19 to the Registration Statement and incorporated herein by reference), as amended (amendment filed as Exhibit
              10.20(a) to the Company's Annual Report on Form 10-K, filed
              March 31, 1998 (the "1998 Form 10-K") and incorporated herein by reference).

10.15         Lease Agreement, dated March 1, 1998, by and between Computer
              Graphics Technology and Southridge Equities. (Filed as Exhibit
              10.1 to the Company's Current Report on Form 8-K, filed April 16,
              1998, and incorporated herein by reference.

10.16         Standard Industrial/Commercial Multi-Tenant Lease, dated May 9,
              1995, between Sanwa Bank California, as Lessor, and Martec, Inc., as Lessee. (Filed as Exhibit 10.22 to the Company's Quarterly
              Report on Form 10-Q filed on May 15, 1998 and incorporated herein by reference (the "1998 First Quarter Form 10-Q")).

10.17         Commercial Lease, dated January 1, 1997, between Woodland Park
              Realty Trust No. 2, as Lessor, and New England Computer Graphics, as Lessee. (Filed as Exhibit 10.23 to the 1998 First Quarter Form
              10-Q and incorporated herein by reference).

10.18         Industrial Lease Agreement, dated July 25, 1997, between 2725312
              Canada Inc., as Landlord, and New England Computer Graphics,
              Inc., as Tenant (filed as Exhibit 10.24 to the 1998 First Quarter
              Form 10-Q and incorporated herein by reference).

10.19 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, and Computer Graphics Technology, Inc., a South Carolina corporation, and its Shareholders, dated March 23, 1998. (Filed as Exhibit 10.22 to the 1998 Form 10-K and incorporated herein by reference).

10.20         Escrow Agreement, dated April 1, 1998, by and among Tekgraf,
              Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, Scott C. Barker, Robert Shumaker, and Thomas Mills
              (as the "Company Shareholders"), Scott C. Barker (as the
              "Shareholder Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as Exhibit 2.2 to the Company's current report on Form 8-K, filed April 16, 1998, and incorporated herein by reference).

10.21 Pledge, Security and Escrow Agreement, dated April 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I,
              Inc., a Georgia corporation, Scott C. Barker, Robert Shumaker, and Thomas Mills (as the "Company Shareholders"), Scott C. Barker
              (as the "Indemnification Representative"), and First Union
              National Bank (as the "Escrow Agent"). (Filed as Exhibit 2.3 to the Company's current report on Form 8-K, filed April 16, 1998, and incorporated herein by reference).

10.22         Agreement and Plan of Merger, dated March 25, 1998, by and among
              Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a
              Georgia corporation and Martec, Inc., a California corporation, and its shareholder. (Filed as Exhibit 10.23 to the 1998 Form
              10-K and incorporated herein by reference).

10.23 Escrow Agreement, dated May 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, Mark Lewis (as the "Company Shareholder"), Mark
              Lewis (as the "Shareholder Representative"), and First Union
              National Bank (as the" Escrow Agent"). (Filed as Exhibit 10.30 to the 1998 First Quarter Form 10-Q and incorporated herein by reference).

10.24         Pledge, Security and Escrow Agreement, dated May 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II,
              Inc., a Georgia corporation, Mark Lewis (as the "Company
              Shareholder"), Mark Lewis (as the "Indemnification
              Representative"),
                                      30


              and First Union National Bank (as the "Escrow Agent"). (Filed as
              Exhibit 10.31 to the 1998 First Quarter Form 10-Q and incorporated herein by reference).

10.25         Agreement and Plan of Merger, dated March 25, 1998, by and among
              Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a
              Georgia corporation, and New England Computer Graphics, Inc., a
              Massachusetts corporation, and its shareholders. (Filed as Exhibit 10.24 to the 1998 Form 10-K and incorporated herein by reference.)

10.26         First Amendment to Agreement and Plan of Merger, dated March 30,
              1998, by and among Tekgraf, Inc., Tekgraf Sub III, Inc., New
              England Computer Graphics, Inc. and its Shareholders. (Filed as
              Exhibit 10.25 to the 1998 Form 10-K and incorporated herein by reference.)

10.27 Escrow Agreement, dated May 8, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, Robert Shumaker, Thomas Gust, A. Lowell Nerenberg,
              Scott Barker, David Boston, William Rychel and Thomas Mills (as the "Company Shareholders"), David Boston (as the "Shareholder
              Representative"), and First Union National Bank (as the" Escrow
              Agent"). (Filed as Exhibit 10.34 to the 1998 First Quarter Form
              10-Q and incorporated herein by reference).

10.28 Pledge, Security and Escrow Agreement, dated May 8, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III,
              Inc., a Georgia corporation, Robert Shumaker, Thomas Gust, A.
              Lowell Nerenberg, Scott Barker, David Boston, William Rychel and
              Thomas Mills (as the "Company Shareholders"), David Boston (as the "Indemnification Representative"), and First Union National
              Bank (as the "Escrow Agent"). (Filed as Exhibit 10.35 to the 1998
              First Quarter Form 10-Q and incorporated herein by reference).

10.29         Amended and Restated Loan and Security Agreement dated June 9,
              2000 between Tekgraf, Inc., as Borrower, and all Subsidiaries of Borrower, as Subsidiary Guarantors, and Wachovia Bank, National
              Association, as Lender (Filed as Exhibit 10.36 to the 2000 Second
              Quarter Form 10-Q and incorporated herein by reference).

10.30 Agreement and Plan of Merger, dated July 30,1998, by and among Tekgraf, Inc. and Tekgraf Reincorporation Subsidiary, Inc. (Filed as Exhibit 10.37 to the 1998 Second Quarter Form 10-Q and incorporated herein by reference).

10.31         Stock Purchase Agreement and Termination Agreement by and among
              Tekgraf, Inc., William E. Streib, and Prisym Technologies, Inc.
              of Georgia, dated March 25, 1999 (filed as Exhibit 10.39 to the
              Company's Annual Report on Form 10-K filed March 31, 1999 and incorporated herein by reference.)

10.32 Purchase and sale agreement dated April 1, 1999 by and between Tekgraf, Inc., CalGraph Technology Services, and Calcomp
              Technology (filed on 1999 Form 8-K dated April 16, 1999 and incorporated herein by reference).

10.33         Loan agreement between William Rychel and Tekgraf, Inc. dated
              December 1, 1999 (filed as Exhibit 8 to Schedule 13-D dated
              December 3, 1999 and incorporated herein by reference).

10.34         Amendment No. 1 to Loan Agreement between William M. Rychel and
              Tekgraf, Inc. dated as of December 1, 2000 (filed as Exhibit 10.2 to the Company's Report on Form 8-K filed on December 5, 2000 and incorporated herein by reference.)

10.35         Asset purchase agreement dated October 31, 2000, between Anita
              Ltd., Micro Environments, LLC and Tekgraf, Inc. and related documents (Filed as Exhibit 10.1 to the Company's Quarterly
              Report on Form 10-Q filed on November 13, 2000 and incorporated herein by reference.)



10.36         Settlement agreement and mutual releases dated December 21, 2000
              (Filed as Exhibit 99.1 to the Company's current report on Form
              8-K filed on January 4, 2001 and incorporated herein by reference.)

10.37         Unsecured Installment Note dated December 21, 2000 (Filed as
              Exhibit 99.2 to the Company's current report on Form 8-K filed on January 4, 2001 and incorporated herein by reference.)

10.38*        2001 Incentive Plan Summary.

10.39         Amendment dated February 27, 2001 to the Amended and Restated
              Loan and Security Agreement dated June 9, 2000 between Tekgraf,
              Inc., as Borrower, and all Subsidiaries of Borrower, as Subsidiary Guarantors, and Wachovia Bank, National Association, as Lender.

10.40         Financial consulting agreement dated July 25, 2000, between
              Tekgraf, Inc. and LaSalle St. Capital Markets, Inc.

11.1          Statements of Computation of Earnings Per Share

21.1          Subsidiaries

23.1          Consent of Grant Thornton LLP

23.2          Consent of PricewaterhouseCoopers LLP

-----------------
      * Indicates compensatory plan or arrangement.


(b) Report Filed on Form 8-K

The following reports on Form 8-K have been filed during the three months ended December 31, 2000:

         (i) Current Report on Form 8-K filed November 16, 2000, which included disclosure under Item 4 relating to the Company's change in its certifying accountants.

         (ii) Current Report on Form 8-K filed December 5, 2000, which included disclosure under Item 5 relating to an Amendment No. 1 to the Loan Agreement between William M. Rychel and the Company dated as of December 1, 2000.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 5th DAY OF MARCH, 2001.
                                       Tekgraf, Inc.
                                       (Registrant)


                                       By:  /s/ William M. Rychel
                                          -------------------------------------
                                                William M. Rychel
                                          President and Chief Executive Officer


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.


         SIGNATURE                     TITLE                          DATE
         ---------                     -----                          ----
/s/ William M. Rychel       Chief Executive Officer,             March 5, 2001
------------------------    President and Director
    William M. Rychel       (principal executive officer)


/s/ Thomas M. Mason         Chief Financial Officer and          March 5, 2001
------------------------    Director (principal financial
    Thomas  M. Mason        and accounting officer)

/s/ Albert E. Sisto         Director                             March 5, 2001
------------------------
    Albert E. Sisto


/s/ Frank X. Dalton, Jr.    Director                             March 5, 2001
------------------------
    Frank X. Dalton, Jr.


/s/ Steven Carnevale        Director                             March 5, 2001
------------------------
    Steven Carnevale

                                  TEKGRAF, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                      FINANCIAL STATEMENTS OF TEKGRAF, INC.


Report of Independent Accountants - Grant Thornton LLP.................F-2

Report of Independent Accountants - PricewaterhouseCoopers LLP.........F-3

Consolidated Balance Sheets............................................F-4

Consolidated Statements of Operations..................................F-5

Consolidated Statements of Changes in Stockholders' Equity.............F-6

Consolidated Statements of Cash Flows..................................F-7

Notes to Consolidated Financial Statements.............................F-8

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Tekgraf, Inc.

We have audited the accompanying consolidated balance sheet of Tekgraf, Inc. and Subsidiaries as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2000 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tekgraf, Inc. as of December 31, 2000, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended December 31, 2000. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Grant Thornton, LLP

Chicago, Illinois
February 7, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of Tekgraf, Inc.  :

In our opinion, the consolidated balance sheet as of December 31, 1999 and the related consolidated statements of operations, of changes in stockholders' equity and of cash flows for each of the two years in the period ended December 31, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of Tekgraf, Inc. and its subsidiaries at December 31, 1999 and for each of the two years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under
Item 14(a)(2) presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 1999, when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. We have not audited the consolidated financial statements and financial statement schedule of Tekgraf, Inc. for any period subsequent to December 31, 1999.

/s/ PricewaterhouseCoopers LLP
------------------------------

Atlanta, Georgia
March 3, 2000 except for Note 19 regarding the discontinuance of the Tekgraf Technology Services
Division, for which the date is October 31, 2000

                                  TEKGRAF, INC.

                           CONSOLIDATED BALANCE SHEETS

                                ($ in thousands)

                                                                                 DECEMBER 31,
                                                                            --------------------
                                                                              2000        1999
                                                                            --------    --------
                                ASSETS
 Current assets:
    Cash and cash equivalents                                               $    491    $  1,704
    Accounts receivable, less allowance for doubtful accounts of $512
       and $782 at December 31, 2000 and 1999, respectively                   17,882      17,095
    Inventories, net                                                           9,681      12,900
    Prepaid expenses and other assets                                            431         313
    Income taxes receivable                                                      783         147
    Deferred income taxes - current                                              624         800
                                                                            --------    --------
           Total current assets                                               29,892      32,959
                                                                            --------    --------

 Property and equipment, net                                                   2,822       1,965
 Goodwill, net                                                                 2,128       2,315
 Deferred income taxes                                                           337           0
 Other assets                                                                     91         101
                                                                            --------    --------
           Total assets                                                     $ 35,270    $ 37,340
                                                                            ========    ========

                            LIABILITIES

 Current liabilities:
    Current debt                                                            $ 11,142    $  4,264
    Current note payable                                                       1,705           0
    Accounts payable                                                          10,274      14,507
    Accrued expenses                                                           2,072       2,145
    Contract obligation and deferred income                                    2,238       2,754
                                                                            --------    --------
           Total current liabilities                                          27,431      23,670
                                                                            --------    --------

 Deferred income taxes                                                             0         299
                                                                            --------    --------
           Total liabilities                                                  27,431      23,969
                                                                            --------    --------

 Commitments and contingencies

                       STOCKHOLDERS' EQUITY

 Class A Common Stock $.001 par value, 35,000,000 and
    31,666,667 shares authorized at December 31, 2000 and
    1999, respectively authorized; 5,061,998 and 3,202,032
    shares issued and outstanding at December 31, 2000
    and 1999, respectively                                                         5           3
 Class B Common Stock, $.001 par value, 3,333,333 shares authorized;
    no shares  and 3,126,299 shares issued and outstanding at
    December 31, 2000 and 1999, respectively                                       0           3
 Preferred Stock, $.001 par value, 5,000,000 shares authorized;
    no shares issued and outstanding at December 31, 2000 and 1999
 Due from stockholder                                                         (1,941)     (1,780)
 Additional paid-in capital                                                   19,521      22,557
Accumulated deficit                                                           (9,746)     (7,412)
                                                                            --------    --------
           Total stockholders' equity                                          7,839      13,371
                                                                            --------    --------

           Total liabilities and stockholders' equity                       $ 35,270    $ 37,340
                                                                            ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     ($ in thousands, except per share data)

                                                                                YEARS ENDED DECEMBER 31,
                                                                       -----------------------------------------
                                                                           2000           1999          1998
                                                                       -----------    -----------    -----------
Net sales                                                              $    95,703    $   102,492    $    84,438
Cost of goods sold                                                          82,307         85,896         71,313
                                                                       -----------    -----------    -----------
          Gross profit                                                      13,396         16,596         13,125

Operating expenses:
   Selling, general and administrative                                      15,042         15,569         12,047
   Depreciation                                                                561            338            195
   Amortization and impairment of goodwill                                     187          6,725            610
   Restructuring charges                                                       541            847              0
                                                                       -----------    -----------    -----------

          Income (loss) from operations                                     (2,935)        (6,883)           273

Other income/(expense)                                                          41             85            303
Interest expense                                                               375            157             37
                                                                       -----------    -----------    -----------

          Income (loss) before provision (benefit)
            for income taxes                                                (3,269)        (6,955)           539

Provision (benefit) for income taxes                                        (1,053)            (5)           472
                                                                       -----------    -----------    -----------

Loss from continuing operations                                             (2,216)        (6,950)            67

Gain/(loss) from discontinued operations (net of tax benefit of
  $72 in 2000, $103 in 1999, and a net tax provision of $15 in 1998)          (118)          (168)            24
                                                                       -----------    -----------    -----------

          Net income (loss)                                            $    (2,334)   $    (7,118)   $        91
                                                                       ===========    ===========    ===========

Basic and diluted weighted average shares outstanding                    6,130,366      6,161,664      5,889,459
                                                                       ===========    ===========    ===========

BASIC AND DILUTED INCOME/(LOSS) APPLICABLE TO COMMON SHARES

           Continuing operations                                       $      (.36)   $     (1.13)   $       .02

           Discontinued operations                                     $      (.02)   $      (.03)   $         0
                                                                       -----------    -----------    -----------

           Net loss                                                    $      (.38)   $     (1.16)   $       .02
                                                                       ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                       ($ in thousands, except share data)

                                                                                                           RETAINED
                                  NUMBER     CLASS A      NUMBER       CLASS B    DUE FROM   ADDITIONAL    EARNINGS
                                 OF SHARES   COMMON      OF SHARES     COMMON     STOCK-       PAID-IN   (ACCUMULATED
                                  CLASS A    STOCK        CLASS B      STOCK      HOLDERS      CAPITAL     DEFICIT)       TOTAL
                                ---------   ----------   ---------  ----------  ----------   ---------- ------------   ----------
Balances, January 1, 1998       2,100,000            2   3,333,333           3        (150)      20,584        (385)      20,055

Issuance of stock
for acquisitions                  894,998            1                                            1,973                    1,974

Due from acquisition
stockholders, net                                                                     (458)                                 (458)

Conversion of Class
B Common Stock to
Class A Common Stock              174,167                 (174,167)

   Net income                                                                                                    91           91
                                ---------   ----------   ---------  ----------  ----------   ---------- ------------   ----------

Balances, December 31, 1998     3,169,165            3   3,159,166           3        (608)      22,557        (294)      21,661

Due from acquisition
stockholders, net                                                                      595                                   595

Loan to stockholder                                                                 (1,767)                               (1,767)

Conversion of Class
B Common Stock to
Class A Common Stock               32,867                  (32,867)

   Net loss                                                                                                  (7,118)      (7,118)
                                ---------   ----------   ---------  ----------  ----------   ---------- ------------   ----------

Balances, December 31, 1999     3,202,032   $        3   3,126,299  $        3  $   (1,780)  $   22,557  $   (7,412)  $   13,371

Interest on loan to
Stockholder                                                                           (161)                                 (161)

Stock options and
warrants issued for services                                                                         70                       70

Conversion of Class
B Common Stock to
Class A Common Stock            3,126,299            3  (3,126,299)         (3)

Repurchase of
Dissenters' shares             (1,266,333)          (1)                                          (3,106)                  (3,107)

   Net loss                                                                                                  (2,334)      (2,334)
                                ---------   ----------   ---------  ----------  ----------   ---------- ------------   ----------

Balances, December 31, 2000     5,061,998   $        5           0  $        0  $   (1,941)  $   19,521  $   (9,746)  $    7,839
                                =========   ==========   =========  ==========  ==========   ========== ============   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ in thousands)

                                                                          YEARS ENDED DECEMBER 31,
                                                                       -----------------------------
                                                                         2000       1999      1998
                                                                       -------    -------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                      $(2,334)   $(7,118)   $    91
Adjustments to reconcile net income (loss) to
    Net cash provided by (used in) operating activities:
    Provision for doubtful accounts receivable                             492        386        457
    Provision /write-down of inventory                                     390        328        169
    Depreciation                                                           561        356        223
    Amortization and impairment of goodwill                                187      6,725        610
    Gain on sale of Prisym Technologies, Inc. of Georgia                   --         (32)       --
    Non-cash compensation for warrants and stock options                    70        --         --
    Deferred taxes                                                        (413)      (187)      (133)
    Changes in net assets and liabilities, net of acquisitions:
          Accounts receivable                                           (2,285)    (1,072)    (3,394)
          Inventories                                                    2,273     (2,281)      (912)
          Prepaid expenses and other assets                               (124)       428       (381)
          Accounts payable and accrued expenses                         (3,827)     1,391         18
          Deferred income and contract obligation                         (516)       248        --
          Income taxes                                                    (683)      (453)       123
                                                                       -------    -------    -------
Total adjustments                                                       (3,875)     5,837     (3,220)
                                                                       -------    -------    -------
Net cash used in operating activities                                   (6,209)    (1,281)    (3,129)
                                                                       -------    -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment                                      (1,446)    (1,399)      (540)
Proceeds from sale of Prisym Technologies, Inc. of Georgia                 --         979        --
Cash paid for acquisitions, including overdrafts acquired
   from acquisitions and acquisition costs                                 --        (539)    (1,798)
                                                                       -------    -------    -------
Net cash provided by (used in) investing activities                     (1,446)      (958)    (2,338)
                                                                       -------    -------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of advances from stockholders and
   related entities                                                        --         --        (247)
Proceeds, net, from credit facility                                      6,878      3,544        707
Repayment of debt                                                          --         --         (24)
Payment to stockholders for excess net asset values                        --         --        (249)
Payments from stockholders for deficient net asset values                  --         463        178
Repayment of acquired companies' loans                                     --         --      (1,984)
Proceeds from acquired companies' line of credit facilities                --         --         246
Dissenter's settlement-cash                                               (275)       --          --
Payment of stock issuance costs                                            --         --         (57)
Loan to stockholder                                                       (161)    (1,767)        --
                                                                       -------    -------    -------
Net cash provided by (used in) financing activities                      6,442      2,240     (1,430)
                                                                       -------    -------    -------

Increase (decrease) in cash and cash equivalents                        (1,213)         1     (6,897)
Cash and cash equivalents, beginning of year                             1,704      1,703      8,600
                                                                       -------    -------    -------
Cash and cash equivalents, end of year                                 $   491    $ 1,704    $ 1,703
                                                                       =======    =======    =======

Supplemental disclosure of cash flow information:

Cash paid during the year for interest                                 $  472     $   136    $    24
                                                                       =======    =======    =======
Cash paid during the year for income taxes                             $   66     $   527    $   594
                                                                       =======    =======    =======
Divestiture of Tekgraf Systems, Inc. in exchange for Dissenters'
  shares stock                                                         $ 1,127    $     0    $     0
                                                                       =======    =======    =======
Note payable for Dissenter's settlement in exchange for Dissenters'
  shares                                                               $ 1,705    $     0    $     0
                                                                       =======    =======    =======

The accompanying notes are an integral part of these financial statements.

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BASIS OF PRESENTATION, AND NATURE OF OPERATIONS

    ORGANIZATION

In 1997, Tekgraf, Inc. was created from a merger of five wholesale distributors. Tekgraf integrated the businesses and distribution systems allowing for the development of an unparalleled network of distribution channels. These channels have helped Tekgraf become a leader in the distribution of computer graphics technologies through value-added resellers, system integrators, retailers, mass merchandisers and direct marketers.

Utilizing the Company's expertise in the computer graphics market and innovation, Tekgraf expanded its service offering to provide clients a unique opportunity to increase the visibility of their products at the retail level and make the greatest impact on the consumer through digital "Point-of-Purchase"
(POP) merchandising.

Today, the Company is organized into three distinct business units:

     - Channels Business: This division specializes in the value-added wholesale distribution of computer graphics technologies throughout North America.

     - The POP Business: This division offers digital merchandising services utilizing both Internet-based services and turnkey systems to retail and manufacturing customers who wish to produce high-resolution, full color posters, banners and other custom Point-of-Purchase (POP) signage.

     - CalGraph Technology Services, Inc.: This wholly owned subsidiary of Tekgraf, is a leading provider of on-site service and preventative maintenance services specializing in wide-format printing devices. CalGraph's U.S. and Canadian service operations include field service technicians, customer support call center, component repair and refurbishment facilities and parts logistics.

    BASIS OF PRESENTATION

    The consolidated financial statements are prepared on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 2000 and 1999, and reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2000. Significant estimates include primarily those made for the allowance for doubtful accounts, reserves for obsolete and slow-moving inventory and the recoverability of goodwill. Actual results could differ from those estimates made by management.

    NATURE OF OPERATIONS

    The Channels Business unit is comprised of computer graphics wholesale distributors acquired during 1998 and 1997 are located throughout the United States and that distribute and market a broad array of complex computer graphics hardware and software. Products are sold primarily to value-added resellers.

    The POP Business Unit offers custom high resolution posters, banners and POP signage internet-based services and turnkey systems to retail and manufacturing customers. These products are sold primarily in the United States.

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    The CalGraph Technology Services business provides on-site installation support, service and warranty repair, and preventative maintenance services in North America. The business includes the maintenance and repair of the Calcomp, Epson and Canon wide-format printers and plotter products in the U.S. and Canada. The world-wide parts business involves the supply of Calcomp printer parts and components to successors of Calcomp's service divisions outside the U.S. and Canada.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Inherent in the accompanying consolidated financial statements are certain risks and uncertainties.These risks and uncertainties include, but are not limited to the impact of competitive products, competition, available sources of supply and various technology related risks.

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

    PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which generally range from 5 to 7 years. Amounts expended for maintenance and repairs are charged to expense as incurred. Upon disposition, both the related cost and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to operations.

    GOODWILL

    Goodwill is amortized over its estimated economic life or period of future benefit. The Company is currently amortizing goodwill on a straight-line basis over 15 years. This estimated life is a composite of many factors that are subject to change because of the nature of the Company's operations. This is particularly true because goodwill reflects value attributable to the going concern nature of acquired businesses, the stability of their operations, market presence and reputation. Accordingly, at each reporting period, the Company evaluates the continued appropriateness of this life and recoverability of the carrying value of the goodwill based upon current and future levels of income and undiscounted cash flows as well as the latest available economic factors and circumstances. Impairment of value, if any, is recognized in the period in which it is determined. Management of the Company, since each of the respective acquisitions, has continually reviewed the recoverability of the goodwill, as events and changes in circumstances have warranted, to determine whether or not any of the related goodwill associated with the acquisitions has been impaired. During 1999, in light of several additional factors including the continued change in the manner in which acquired assets are being utilized and the history and forecasted amounts of the related acquisitions, the Company reviewed and completed an analysis and determined that $6,193,318 of the unamortized goodwill is impaired and therefore not recoverable, resulting in a write-down in the 1999 statement of operations. Management of the

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Company does not believe that there are facts or circumstances to indicate any additional impairment of goodwill at December 31, 2000.

    REVENUE

    Sales are recognized upon the shipment of products to the customer or distributor. Service revenue represents amounts earned by providing equipment maintenance services. Where such services are provided under annual agreements, revenues are recognized on a pro rata basis over the periods of the agreements. Other service revenues are recognized when the services are performed.

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


          Cash paid in connection with acquisitions       $     400,000
          Other acquisition costs                               138,931
          Fair value of liabilities assumed                   3,339,208
          Fair value of assets acquired                      (3,878,139)
                                                          -------------
          Goodwill                                        $           -

                                   F-10

                                TEKGRAF, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In April and May of 1998, the Company completed the acquisition of three regional computer graphics distributor companies. The acquisition agreements provided, in exchange for 100% of the outstanding common stock of the three companies, for the issuance of an aggregate of 894,998 shares of unregistered Class A Common Stock and payment of $1,415,000 in cash. The purchase prices for the 1998 Acquisitions are subject to adjustment based on certain net asset value and profitability guarantees. Accordingly, a total of $325,000 of the cash consideration and 192,251 of the unregistered shares of Class A Common Stock issued in consideration in the 1998 Acquisitions were placed in escrow to secure these guarantees. In addition to these escrowed amounts, 192,251 of the shares issued as consideration was placed in escrow to secure the various representations, warranties and other indemnifiable provisions of the respective agreements.

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

    The 1998 and 1997 Acquisitions were recorded under the purchase method of accounting. The purchase prices have been allocated to assets acquired and liabilities assumed based on the fair market value of the Company's common stock. The fair value of assets acquired and liabilities assumed, after giving effect to the excess and deficit net asset value, is as follows:


                                                            1998            1997
                                                         Acquisitions    Acquisitions
                                                         ------------    ------------
Cash paid in connection with acquisitions                $  1,415,000
Fair value of stock issued and other acquisition costs      2,242,362    $  9,574,214
Fair value of liabilities assumed                           6,711,314       9,411,676
Fair value of assets acquired                              (7,494,398)    (11,993,284)
                                                         ------------    ------------
Goodwill                                                 $  2,874,278    $  6,992,606
                                                         ============    ============

The following unaudited pro forma summary combines the consolidated results of the Company, the 1998 Acquisitions and the 1999 Services Acquisition as if the acquisitions had occurred as of January 1, 1998. Additionally, the pro forma data does not include the operating results of Prisym, which was sold effective February 28, 1999. The unaudited pro forma summary includes the impairment of goodwill charge of $6,193,000 and restructuring charges and other expenses of $847,000 recorded in the year ended December 31, 1999. The weighted average shares outstanding exclude 166,667 of escrow shares. The pro forma summary below does not purport to represent what the Company's results of operations would actually have been if such transactions in fact had occurred as of January 1, 1998, or to project the Company's results of operations for any future period.


                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                          1999            1998
                                                     -------------   --------------
                                                      (unaudited)     (unaudited)
         Net sales                                   $ 112,524,379   $ 114,143,168

         Gross profit                                   18,442,523      18,156,821

         Income (loss) from operations                  (7,133,010)        (56,682)

         Income (loss) before taxes                     (7,205,780)        287,052

         Pro forma net income (loss)                    (7,110,149)       (139,939)

         Basic and diluted income (loss) per share           (1.15)          (0.02)

         Weighted average shares outstanding             6,161,664       6,161,664

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.  INVENTORIES

    Inventories, net of reserves, at December 31, 2000 and 1999 consist of the following:


                                                                         2000     1999
                                                                       -------   -------
         Component materials                                           $     0   $   370
         Service Parts                                                   1,970     2,442
         Finished goods                                                  7,711    10,088
                                                                       -------   -------
         Inventories, net                                              $ 9,681   $12,900
                                                                       =======   =======


5.  PROPERTY AND EQUIPMENT, NET

    Property and equipment, net of accumulated depreciation, at December 31, 2000 and 1999, consists of the following:


                                                                         2000     1999
                                                                       -------   ------
         Furniture and fixtures                                        $ 1,020   $  565
         Computer equipment                                              2,279    1,972
         Automobiles                                                       114      122
         Construction in progress                                          573        0
                                                                       -------   ------
                                                                         3,986    2,659
         Less: accumulated depreciation                                 (1,164)    (694)
                                                                       -------   ------
         Property and equipment, net                                   $ 2,822   $1,965
                                                                       =======   ======


6.  GOODWILL

    Goodwill, net of accumulated amortization, at December 31, 2000 and 1999 consists of the following:

                                                                         2000     1999
                                                                       -------   -------
         Goodwill                                                      $ 3,703   $ 3,703
         Accumulated amortization                                       (1,575)   (1,389)
                                                                       -------   -------
         Goodwill, net                                                 $ 2,128   $ 2,315
                                                                       =======   =======


7.  CURRENT DEBT

    In June 2000, the Company amended and restated the Loan and Security Agreement (the "Agreement"), which expires on June 30, 2002, with a bank that provides for an outstanding principal amount of $12.5 million. Outstanding advances under the Agreement bear interest at the LIBOR Index Rate plus a rate, varying from 2.00% to 3.00% that corresponds to a range of the Company's debt to net worth ratio from 1:1 to 2.5:1. Pursuant to the terms of the Agreement, the Company has pledged accounts receivables, inventory and equipment as collateral. During the years ended December 31, 2000 and 1999, the Company borrowed $32.5 million and $6.3 million, respectively, and repaid approximately $25.6 million and $2.7 million, respectively, under this credit facility. As of December 31, 2000 and 1999, the Company had an outstanding balance of $11.1 million and $4.2 million, respectively, million under the credit facility.

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    In accordance with the Agreement, the Company is required to maintain certain financial covenants, which specifically include a modified current ratio, a debt to equity ratio and a fixed charge coverage ratio. The Company was below the fixed charge coverage ratio and the debt to0 equity ratio and has obtained a waiver from the bank for the year ended December 31, 2000. The Company was below the fixed charge ratio and obtained a waiver at December 31, 1999 as well. The facility is classified as current in the accompanying financial statements as the Company expects that it will require a similar waiver for the quarter ended March 31, 2001.

8.  INCOME TAXES

    The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 is as follows:


     2000                                         FEDERAL    STATE      TOTAL
                                                 --------   --------   --------
    Current                                      $  (600)   $  (112)   $  (712)
    Deferred                                        (380)       (33)      (413)
                                                 -------    -------    -------
                                                 $  (980)   $  (145)   $(1,125)
                                                 =======    =======    =======

     1999

    Current                                      $    66    $    13    $    79
    Deferred                                        (172)       (15)      (187)
                                                 -------    -------    -------
                                                 $  (106)   $    (2)   $  (108)
                                                 =======    =======    =======

     1998

    Current                                      $   522    $    98    $   620
    Deferred                                        (122)       (11)      (133)
                                                 -------    -------    -------
                                                 $   400    $    87    $   487
                                                 =======    =======    =======


    A reconciliation of federal statutory and effective income tax rates is as follows:


                                               2000     1999     1998
                                              -------  ------    -----
Statutory U.S. federal income tax rate        (34.0%)  (34.0%)   34.0%
Effect of:
State income taxes, net of federal benefit     (3.3)    (0.5)     5.7
Nondeductible goodwill amortization             1.8     31.6     35.9
Nondeductible meals and entertainment           0.9      0.2      1.5
Nondeductible foreign loss                      0.6      1.1        0
1998 permanent differences                      0.4        0        0
Other, net                                      1.1      0.1      7.1
                                              -----     ----     ----
Effective income tax rate                     (32.5%)   (1.5%)   84.2%
                                              =====     ====     ====

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    An analysis of the deferred income tax assets and liabilities at December 31, 2000 and 1999 is as follows:


                                                    2000     1999
                                                   -----    ------
Current deferred income tax assets:
   Accounts receivable                             $ 195    $ 269
   Inventory                                         152      284
   Vacation                                           46        0
   Warranty                                            0       70
   Restructuring accruals                            155      145
   263A Capitalization                                76       85
   Other                                               0       17
                                                   -----    -----
        Total current deferred income tax assets     624      870

Current deferred income tax liabilities:
   Inventory                                           0      (70)
                                                   -----    -----
   Current deferred income tax asset, net          $ 624    $ 800
                                                   =====    =====


Noncurrent deferred income tax assets:
   Net operating loss carryforward                   625        0
   Other                                               7       14
                                                   -----    -----
Total non-current deferred income tax asset        $ 632    $  14
                                                   =====    =====

Noncurrent deferred income tax liabilities, net
   Section 475 adjustment                            (54)    (109)
   Depreciation                                     (241)    (204)
                                                   -----    -----
        Total noncurrent deferred income tax
          liabilities                               (295)    (313)
                                                   -----    -----

   Noncurrent deferred income tax asset
     (liability), net                              $ 337    $(299)
                                                   =====    =====


    Management believes that realization of the deferred tax assets is more likely than not due to taxable income available in carry-back periods and projected future taxable income.

9.  COMMITMENTS AND CONTINGENCIES

    OPERATING LEASE

    The Company leases office space under various operating leases expiring through 2004. At December 31, 2000, minimum rentals due under these leases were as follows:


                2001                                   $  813
                2002                                      498
                2003                                      219
                2004                                       92
                                                       ------
                                                       $1,622
                                                       ======

    Rent expense for the years ended December 31, 2000, 1999 and 1998 was approximately $804, $887 and $714 respectively.

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.  LITIGATION

    The Company is involved in certain claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of the claims are uncertain, in the aggregate, they are not likely to have a material adverse effect on the Company.

    On January 3, 2001, the Company closed a transaction pursuant to which it settled a lawsuit involving shareholders who exercised dissenters' rights with regard to the Company's conversion of all Class B Common Stock to Class A Common Stock pursuant to a vote at a special meeting of shareholders held on January 21, 2000. The terms of the settlement are set forth in a Settlement Agreement and Mutual Releases dated December 21, 2000 ("Settlement Agreement"). The Settlement Agreement relates to the Shareholders of record who owned 1,191,333 shares of Class B Common Stock as of the relevant date exercised dissenters' rights and demanded payment for their shares, plus accrued interest, pursuant to Georgia law. Because the dissenting shareholders and the Company could not reach agreement as to the fair value of the shares as of the relevant date, the Company filed a petition in the Superior Court of Fulton County, Georgia on May 26, 2000, seeking the determination of the fair value of the dissenters' shares and accrued interest, pursuant to Georgia law (the "Dissenters' Lawsuit").

    The Company previously entered into a transaction that resulted in a partial settlement of the Dissenters' Lawsuit. As of October 31, 2000, the Company sold the assets of its Tekgraf Systems division to Micro Environments, LLC, a limited liability company controlled by Anita, Ltd., one of the dissenting shareholders in the Dissenters' Lawsuit. As consideration for the assets of the Tekgraf Systems division, Anita, Ltd. transferred to the Company 375,752 shares of Class A Common Stock at issue in the Dissenters' Lawsuit. Pursuant to the Settlement Agreement effective January 3, 2001, Anita, Ltd. made the final adjustment payment for the assets of the Tekgraf Systems division by surrendering to the Company an additional 82,418 shares of Class A Common Stock at issue in the Dissenters' Lawsuit. The shares received were recorded at the carrying value of the assets sold which approximated the fair market value.

    Pursuant to the Settlement Agreement, all rights of the defendants to the remaining shares at issue in the Dissenters' Lawsuit were transferred to the Company. The Company agreed to pay an aggregate amount of $1,875,000 to resolve the Dissenters' Lawsuit, and on January 5, 2001 the parties filed a mutual notice of dismissal with the court. In addition, the Company agreed to pay $168,750 to Anita, Ltd. in exchange for 75,000 Class A Shares and 75,000 warrants that were not subject to the Dissenters' Lawsuit. The consideration paid represents the fair value of the shares received, pursuant to Georgia law.

    On January 3, 2001, the Company paid $275,000 and delivered a Unsecured Installment Note dated December 21, 2000 (the "Note") for the remaining $1,768,750. The Note provides that the Company will make monthly payments commencing on March 15, 2001 and ending on December 14, 2001. The Note will not bear interest, except upon an Event of Default (as defined in the Note). Therefore, imputed interest expense of $64,341 will be recorded on the Company's books during 2001. From the date of an Event of Default, interest will accrue on all remaining payments at a rate equal to the Prime Rate (as defined in the Note) plus 2%. Certain mutual releases and covenants not to sue will automatically be revoked if the Company fails to make any of the payments as provided for in the Note, and the Settlement Agreement provides that the 75,000 Class A Shares and 75,000 warrants held by Anita, Ltd. will be surrendered when the Company makes the March 15, 2001 payment.

    As further described in the Settlement Agreement, the Company also agreed to indemnify the defendants and certain related parties against claims for or relating to any alleged failure of the Company or the defendants to comply with any alleged net asset value obligations ("NAV

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Obligations") relating to the Company's June 1997 acquisition of all of the outstanding stock of five regional distributors of computer graphics products. The Company agreed to use reasonable, good faith efforts to obtain certain mutual releases from the persons who sold stock to the Company in the June 1997 acquisitions, and the Company's indemnification obligations will terminate with respect to those who execute and deliver the mutual releases. As part of the Settlement Agreement, two shareholders who sold stock to the Company as part of the June 1997 acquisitions executed and delivered mutual releases. Those two shareholders are Thomas A. Gust and William M. Rychel, the Company's Chief Executive Officer.

11. EMPLOYMENT AGREEMENTS

    Certain stockholders of the Company have entered into employment agreements which provide for a set base salary, participation in future incentive bonus plans, stock option plans, certain other benefits, and a covenant not to compete following termination of such person's employment.

12. CAPITAL STRUCTURE

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

    REDEEMABLE WARRANTS

    Each Redeemable Warrant entitles the registered holder to purchase one share of Class A Common Stock at an exercise price of $8.40 at any time until the fifth anniversary of the date of issue, which is November 10, 2002. Beginning on the first anniversary of the date of issue, the Redeemable Warrants are redeemable by the Company on 30 days written notice and at a redemption price of $.05 per Redeemable Warrant if the closing price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $11.75 per share. All Redeemable Warrants must be redeemed if any are redeemed. The Company has reserved from its authorized but unissued shares a sufficient number of shares of Class A Common Stock for issuance upon the exercise of the Redeemable Warrants. The Redeemable Warrants do not contain any voting or other rights of a stockholder of the Company.

    CLASS B COMMON STOCK

    On January 21, 2000, the Company eliminated its dual class of stock and all outstanding shares of Class B Common Stock were converted into Class A Common Stock on a one-for-one basis. On May 1, 1997, the Company increased the outstanding shares from 100 to 3,424 by declaring a 34.24-for-1 stock split of the Company's common stock (par value of $1.00). On June 2, 1997, the Company declared a 400-for-1 stock split of the Company's common stock pursuant to which all of the Company's outstanding common stock was exchanged for 4,000,000 shares of Class B Common Stock with a par value of $.001. During October 1997, the Company effected a .83333325-for-1 reverse stock split pursuant to which the outstanding shares of Class B Common Stock were exchanged for 3,333,333 shares of Class B Common Stock. Each share of Class B Common Stock was entitled to five votes on all matters on which stockholders may vote, including

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    the election of directors. Each share of Class B Common Stock was automatically converted into one share of Class A Common Stock upon (i) its sale, gift of transfer, except in the case of a transfer to a trust for which the original holder acts as sole trustee or to any other holder of Class B Common Stock, (ii) the death of the original holder thereof, including in the case of the original holder having transferred the Class B Common Stock to a trust for which the original holder served as trustee during his or her lifetime, or (iii) the conversion of an aggregate of 75% of the authorized shares of Class B Common Stock.

    ESCROW SHARES

    In connection with the Company's initial public offering of its securities, the holders of the Company's Class B Common Stock agreed to place an aggregate of 166,667 shares into escrow. As part of the Dissenter's settlement, 57,067 escrow shares have been forfeited. Therefore, there are 109,600 escrow shares remaining as of December 31, 2000. These shares may be voted, but are not transferable or assignable. These shares will be released if, and only if, certain predetermined thresholds of pre-tax income or market value of the Company's Class A Common Stock are exceeded. In the event any shares are released from escrow to the holders who are employees or directors of the Company, compensation expense equal to the fair value of the escrow shares will be recognized in the consolidated statement of operations. As of December 31, 2000 the predetermined thresholds have not been met and the escrow shares have not been released to the shareholders. The escrow shares will expire in March 2001.

    PREFERRED STOCK

    On June 2, 1997, the Company authorized 5,000,000 shares of preferred stock. The Board of Directors will have the authority to issue the preferred stock in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights and terms of redemption and liquidation preferences, without further vote or action by the stockholders. There are no outstanding shares of preferred stock as of December 31, 2000.

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. STOCK OPTION PLAN

    During August 1997, the Company's Board of Directors and stockholders approved the 1997 Stock Option Plan (the "Plan") covering 300,000 shares of the Company's Class A Common Stock which may be granted to employees, officers, directors, and consultants or advisers to the Company. In May 1999, the Board of Directors and shareholders approved a Plan amendment to increase the number of shares of Class A Common Stock reserved for issuance there under from 300,000 to 600,000. In May 2000, the Board of Directors and shareholders approved a Plan amendment to increase the number of shares of Class A Common Stock reserved for issuance there under from 600,000 to 1,000,000.Options granted under the Plan may be either (i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options. Incentive options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the stock on the date of grant, except that the term of an incentive option granted under the Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the stock on the date of grant. In addition, to the extent that the aggregate fair market value, as of the date of grant, of the stock for which incentive options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option which is in excess of the $100,000 limitation will be treated as a non-qualified option. The Company's Board of Directors administers the Plan, which expires in August 2007. The Company has 403,163 stock options available for future grant at December 31, 2000.

    A summary of stock options as of December 31, 2000, 1999 and 1998 and activity during the period ending those dates is as follows:

                                       2000                        1999                        1998
                              ------------------------   -------------------------      ---------------------
                                     Weighted                    Weighted                    Weighted
                                      Average                    Average                     Average
                                     Exercise                    Exercise                    Exercise
                                  Options    Price ($)         Options   Price ($)       Options    Price ($)
                              ------------------------   -------------------------      ---------------------
Options at beginning of
  Period                           275,500       2.78         262,500        3.00               0           -
Granted                            446,837       1.91          40,000        1.50         262,500        3.00
Exercised                                0          -               0           -               0           -
Forfeited                         (125,500)      2.83         (27,000)       3.00               0           -
                              ------------------------   -------------------------      ---------------------
Outstanding at the end of
  Period                           596,837       2.12         275,500        2.78         262,500        3.00
Options exercisable at end
  Of period                        170,087       2.14          97,625        2.74          15,000        3.00

Weighted average fair value of options granted during the period


                                       2000                        1999                        1998
                              ------------------------   -------------------------   -------------------------
                                Weighted   Weighted        Weighted    Weighted        Weighted    Weighted
                                Average      Fair          Average       Fair          Average       Fair
                                Exercise    Market         Exercise     Market         Exercise     Market
                               Price ($)    Value ($)     Price ($)    Value ($)      Price ($)    Value ($)
                              ------------------------   -------------------------   -------------------------
Option granted during the year
Option price > fair market
  value                            -           -              -           -              3.00        3.00
Option price =fair market
  value                           1.91       1.91            1.50        1.50             -           -
Option price < fair market
  value                            -           -              -           -               -           -

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

    The weighted average fair value of stock options granted during 2000, 1999 and 1998 was $1.91, $1.50, and $3.00 respectively. Had compensation cost for the Plan been determined on a fair value basis in accordance with the provisions of FAS 123, the Company's net income (loss) for the three years ended December 31, 2000, 1999 and 1998 would have been as follows:


                                                2000          1999         1998
                                              -------       -------      -------
         Net income (loss) - as reported      $(2,334)      $(7,118)       $  91
         Net income (loss) - pro forma        $(2,470)      $(7,173)       $  43
         Earnings per share - pro forma       $  (.40)      $ (1.18)       $ .01

    The amount of the proforma charge has been determined using the Black-Scholes model, as permitted by FAS 123. For purposes of the calculation, management used a weighted average interest rate of 6.2% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 80%, a dividend yield of 0% and an expected life of 5 years for the grants.

14.  THIRD PARTY STOCK OPTIONS

    The Company has agreements with two service providers whereby the Company granted options to purchase up to 52,000 shares of the Company's common stock at a weighted average exercise price of $1.51 per share. The options vest at the date of grant and have expiration dates three years from the grant date. On the date of grant, these options had an estimated fair value aggregating $32,040 using the Black-Scholes option model. The Company's operations for the year ended December 31, 2000 include non-cash charges of $32,040 relating to the options.

15.  THIRD PARTY STOCK WARRANTS

    On August 31, 2000, the Company entered into a twelve month agreement with one service provider whereby the Company granted 100,000 warrants. Each party has the right to terminate the Agreement with a 30 day written notice. The vesting period of the warrants is: 50,000 warrants at a $1.50 exercise price, vested immediately upon signing, 25,000 warrants at $2.50 exercise price, vest in 3 months after signing, and 25,000 warrants at a $3.50 exercise price, vesting in 6 months from signing. The warrant expiration date is August 31, 2003. On the date of grant, these options had an estimated fair value aggregating $40,433 using the Black-Scholes option model. The Company's operations for the year ended December 31, 2000 include non-cash charges of $37,550 relating to the warrants that have vested in 2000. The remaining warrants vest in 2001 and the Company will record the final non-cash charge of $2,883 relating to the warrants in 2001.

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.  NET INCOME (LOSS) PER COMMON SHARE

    Potential common stock is in the form of stock options and warrants that do not have an effect on the 2000,1999 and 1998 diluted net income (loss) per common share calculations. The following table presents information necessary to calculate basic and diluted EPS for the years ended December 31, 2000, 1999 and 1998:

                                              2000        1999        1998
                                           ---------   --------    ---------
  Weighted average shares outstanding      6,243,875   6,328,331   6,056,126
  Escrow shares                             (109,600)   (166,667)   (166,667)
                                           ---------   ---------   ---------
                                           6,134,275   6,161,664   5,889,459
                                           =========   =========   =========

17. RELATED PARTY TRANSACTIONS

    On December 1, 1999, the Company entered into a Loan Agreement with William
    M. Rychel pursuant to which the Company loaned Mr. Rychel a total of $1,775,000 to purchase from certain shareholders a total of 806,983 shares of our common stock. The original term of the loan was one year. On December 1, 2000, the Company entered into an amendment to the loan agreement with Mr. Rychel that extended the due date of the loan until December 1, 2001.

18. IMPAIRMENT OF GOODWILL AND RESTRUCTURING CHARGES AND OTHER EXPENSES

    Management of the Company, since each of the respective acquisitions, has continually reviewed the recoverability of the goodwill, as events and changes in circumstances have warranted, to determine whether or not any of the goodwill associated with the acquisitions has been impaired. During 1999, in light of several factors including the continued change in the manner in which acquired assets are being utilized and the history and forecasted revenues and earnings of the related acquisitions, the Company reviewed and completed an analysis and determined that $6,193,318 of the unamortized goodwill impaired and therefore not recoverable, resulting in a writedown of goodwill in the 1999 statement of operations.

    In connection with the acquisitions, many functions formerly performed in regional offices have been consolidated and centralized, resulting in certain office or warehouse locations no longer being necessary to the Company's business operations. Accordingly, $230,000 was charged to operations during 1999 related to these leased premises no longer in use. Additionally, associated with the related centralization and consolidation and as part of management's overall strategic plan, certain costs amounting to $617,061 have been incurred, including employee severance. These costs have been combined with the above described amount and are reflected as Restructuring Charges and Other Expenses in the third quarter of 1999 statement of operations. During 2000 the Company continued its consolidation and centralization effort. Therefore, the Company recorded a restructuring charge of $541,000 relating to employee severance and leased premises no longer necessary to the Company during the fourth quarter of 2000.

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The following table provides a rollforward of the liabilities incurred in connection with the 2000 business restructuring.


     ($ in thousands)


                                                               2000
                                                           RESTRUCTURING
                                         DECEMBER 31,         CHARGES             2000         DECEMBER 31,
                                            1999            AGAINST THE       RESTRUCTURING        2000
     TYPE OF COST                          BALANCE            RESERVE            ACCRUAL         BALANCE
     ------------------------------------------------------------------------------------------------------
     Employee Separations                    $334             $(334)               $157             $157

     Facility Closings                        184              (169)                384              399

     Other                                     60               (60)                  0                0
                                ---------------------------------------------------------------------------
               Total                         $578             $(563)               $541             $556
                                             ====             ======               ====             ====



      For the year ended December 31, 2000, the 1999 restructuring reserve balances were reduced by $558,000. Employee separations of $295,000 and facility closings of $61,000 were charged against the restructuring reserve for the year ended December 31, 2000, relating to the 1999 restructuring reserve. After the above charges, management evaluated the restructuring reserve balance and released $39,000 from employee separations, $108,000 from facility closings and $60,000 from other restructuring reserves based on anticipated restructuring needs. The release of the restructuring accrual is reflected in the sales, general and administrative line of the Company's profit and loss statement for the year ended December 31, 2000. As mentioned above, a restructuring reserve was established in 2000, to continue the consolidation and centralization of the Company. The reserve consists of $157,000 of employee separations and $384,000 relating to facility closings. The restructuring reserve balance is $556,000 as of December 31, 2000.

19.   DISCONTINUED OPERATIONS - TEKGRAF TECHNOLOGY SERVICES DIVISION

      As of October 31, 2000, the Company sold the assets of its Tekgraf Systems division to Micro Environments, LLC, a limited liability company, controlled by Anita, Ltd., one of the dissenting shareholders in the Dissenter's Lawsuit. As consideration for the assets of the Tekgraf Systems division, Anita, Ltd. transferred to the Company 375,752 shares of Class A Common Stock in partial settlement of the Dissenter's Lawsuit. Tekgraf Systems is an integrator of desktop PC's and servers. The division produced $6.0 million in revenue and had an pre-tax operating loss of $(190,000) for the ten months ended October 31, 2000.

      The Company's 1999 and 1998 consolidated financial statements have been reclassified to report separately the results of operations for the Tekgraf Technology Systems Division. The operating results (in thousands) for the year ended December 31, 2000 of the discontinued Tekgraf Technology Systems Division consist of:

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                           YEAR ENDED
                                                     DECEMBER 31,          DECEMBER 31,           DECEMBER 31
                                                 ---------------------------------------------------------------
                                                        2000                   1999                   1998
                                                 ---------------------------------------------------------------
                                                 ($ IN THOUSANDS)        ($ IN THOUSANDS)       ($ IN THOUSANDS)
Net sales:                                           $ 6,747                  $ 8,532               $14,609
                                                     =======                  =======               =======

 (Loss)/income from operations before income taxes      (190)                    (271)                   39
  (Benefit)/provision from income taxes                  (72)                    (103)                   15
                                                     -------                  -------               -------
(Loss)/Income from discontinued operations           $  (118)                 $  (168)              $    24
                                                     =======                  =======               =======

20.   SEGMENT INFORMATION

      During the year ended December 31, 2000, the Company reevaluated its current segment reporting. In previous years, the Company had three business units: Graphics, Technology and Services. The Company's management now segments the business into three business units: Channels, POP, and Services. All prior year results have been restated to be comparative to the current year's results. These business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made. For the Channels Business net sales, no customers accounted for more than 10% of the sales for the years ended December 31, 2000, 1999 and 1998, respectively. For the POP net sales, one customer accounted for 97%, 80%, and 83% of sales for the years ended December 31, 2000, 1999 and 1998, respectively. No customers accounted for more than 10% of net sales for the Services Division for the years ended December 31, 2000, 1999, and 1998, respectively. International sales for all three divisions were insignificant for the years ended December 31, 2000, 1999 and 1998, respectively. The following segment information is for the years ended December 31, 2000, 1999, and 1998:


                                                                              2000        1999         1998
                                                                          -----------------------------------
Net sales:
  Channels                                                                $  71,358    $  80,122    $  76,304
  POP                                                                        15,242       16,922        8,134
  Services                                                                    9,103        5,448            0
                                                                          ---------    ---------    ---------
        Total net sales                                                   $  95,703    $ 102,492    $  84,438
                                                                          =========    =========    =========
Net sales from discontinued operations                                        6,747        8,532       14,609

Operating income (loss) for continuing operations:
  Channels                                                                $  (2,144)   $  (8,702)   $    (368)
  POP                                                                          (454)       2,223        1,171
  Services                                                                      729           41            0
  Corporate                                                                  (1,066)        (445)        (530)
                                                                          ---------    ---------    ---------
  Total operating income (loss) for continuing operations                 $  (2,935)   $  (6,883)   $     273
                                                                          =========    =========    =========
  Total operating income (loss) for discontinued operations, net of tax   $    (118)   $    (168)   $      24
                                                                          =========    =========    =========

Identifiable assets for continuing operations:
  Channels                                                                $  24,712    $  28,284    $  30,485
  POP                                                                         6,748        3,443        5,296
  Services                                                                    4,106        4,412            0
                                                                          ---------    ---------    ---------
        Total identifiable assets for continuing operations               $  35,566    $  36,139    $  35,781
                                                                          =========    =========    =========
Identifiable assets for discontinued operations:                          $       0    $   1,201    $   1,375
                                                                          =========    =========    =========

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. RECENT ACCOUNTING PRONOUNCEMENTS

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

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 as amended by FAS 138, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The effective date of this statement was delayed in June 1999 through the issuance of Statement of Financial Accounting Standards No. 137 ("Statement 137"). The effective date has been extended to fiscal years beginning after June 15, 2000. The Company is not anticipating the implementation of FAS 133 to have a material impact on the financial statements.



22.  CONSOLIDATED CONDENSED QUARTERLY INFORMATION (UNAUDITED)

    Selected unaudited financial information for each of the four quarters in the years ended December 31, 2000 and 1999 are as follows:


                                                                      WEIGHTED
                                                     NET INCOME    AVERAGE SHARES
                                          NET          (LOSS)        OUTSTANDING
                  NET        GROSS      INCOME        PER SHARE       BASIC AND
 2000            SALES      PROFIT      (LOSS)   BASIC AND DILUTED    DILUTED
              ---------   ---------   ---------  ----------------- --------------
First         $  21,898   $   3,829   $    (146)   $     (0.02)       6,161,664
Second           23,635       3,242        (585)         (0.09)       6,161,664
Third            21,379       2,778        (671)         (0.11)       6,161,664
Fourth (1)       28,791       3,547        (932)         (0.16)       5,859,331
              ---------   ---------   ---------
      Total   $  95,703   $  13,396   $  (2,334)   $     (0.38)       6,130,366
              =========   =========   =========    ===========        =========

 1999

First         $  21,683   $   3,477   $    (175)   $     (0.03)       6,161,664
Second           27,117       4,229        (109)         (0.02)       6,161,664
Third (2)        26,416       4,114      (6,916)         (1.12)       6,161,664
Fourth           27,276       4,776          81           0.01        6,161,664
              ---------   ---------   ---------
      Total   $ 102,492   $  16,596   $  (7,118)   $     (1.16)       6,161,664
              =========   =========   =========    ===========        =========


(1) The net loss in the fourth quarter of 2000 includes $541,000 in restructuring charges, $384,000 relating for facility closings, $157,000 in charges related to severance costs.

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (2) The net loss in the third quarter of 1999 includes $6,193,000 in impairment of goodwill charges, $230,000 in charges related to leased premises no longer in use and $617,000 in centralization and consolidation expenses.

    Basic net income (loss) per share was the same as diluted net income (loss) per share in each period presented above.

                                  TEKGRAF, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                                         BALANCE AT       CHARGED TO         DEDUCTIONS           BALANCE
                                          BEGINNING        COSTS AND             AND               AT END
            DESCRIPTION                    OF YEAR         EXPENSES       RECLASSIFICATIONS       OF YEAR
            -----------                  ----------       ----------      -----------------      ----------
   2000
   Allowance for doubtful accounts         $ 782,000       $ 491,540          $(761,153)          $ 512,387
   Inventory reserves                      $ 493,690       $ 390,121          $(483,811)          $ 400,000

   1999
   Allowance for doubtful accounts         $ 520,000       $ 385,874          $(123,874)          $ 782,000
   Inventory reserves                      $ 260,000       $ 327,996          $ (94,306)          $ 493,690

   1998
   Allowance for doubtful accounts         $ 205,000       $ 457,210          $(142,210)          $ 520,000
   Inventory reserves                      $ 205,000       $ 169,425          $(114,425)          $ 260,000



    OFFICERS AND DIRECTORS                  CORPORATE INFORMATION
    ----------------------                  ---------------------
    WILLIAM A. RYCHEL                       CORPORATE OFFICE
    Chief Executive Officer and             980 Corporate Woods Parkway
    Director                                Vernon Hills, Illinois 60061
                                            (847)913-5888
    THOMAS M. MASON
    Chief Financial Officer,                REGISTRAR AND TRANSFER AGENT
    Secretary and Director                  American Stock Transfer & Trust Company
                                            40 Wall Street
    MARK C. LEWIS                           46th Floor
    President,                              New York, New York 10005
    CalGraph Technology Services, Inc.
                                            INDEPENDENT AUDITORS
    SCOTT C. BARKER                         Grant Thornton
    Vice President, Sales and Marketing     One Presidential Plaza
                                            Suite 700
    CURT J. CAMPAGNA                        130 E. Randolph Drive
    Vice President of Marketing             Chicago, Illinois 60601

    JAMES M. KEARNEY                        GENERAL COUNSEL
    Chief Information Officer               Gardner, Carton & Douglas
                                            321 North Clark Street
    STEVEN J. CARNEVALE.                    Chicago, Illinois 60610
    Director
                                            ANNUAL SHAREHOLDERS' MEETING
    FRANK X. DALTON, JR.                    The annual meeting of shareholders will be held on
    Director                                Thursday, May 17, 2001, at 10:00 a.m. CST
                                            Marriott's Lincolnshire Resort
    ALBERT E. SISTO                         Ten Marriott Drive
    Director                                Lincolnshire, Illinois 60069
                                            Phone: (847)634-0100

Exhibit Index

EXHIBIT
   NO.                     DESCRIPTION OF EXHIBIT

3.1      Restated articles of Incorporation dated January 21, 2000 (Filed as
         Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 14, 2000 and incorporated herein by reference (the "2000 Second Quarter Form 10-Q")).

3.2 Bylaws (Filed as Exhibit 3.1 to the Company's quarterly report filed on May 12, 2000 and incorporated herein by reference).

10.1*    Amended and restated 1997 Stock Option Plan of the Company.

10.2* Form of Employment Agreement between Crescent Computers, Inc. and Regional Sales Directors (Filed as Exhibit 10.5 to the Registration Statement and incorporated herein by reference).

10.3 Stock Purchase Agreement dated May 1, 1997, by and among Crescent Computers, Inc. and its shareholders and Microsouth, Inc. and its shareholders, as amended (Filed as Exhibit 10.6 to the Registration Statement and incorporated herein by reference).

10.4 Stock Purchase Agreement dated May 1, 1997 by and among Crescent Computers, Inc. and its shareholders and tekgraf, Inc. and its shareholders, as amended (Filed as Exhibit 10.7 to the Registration Statement and incorporated herein by reference).

10.5 Stock Purchase Agreement dated May 1, 1997 by and among Crescent Computers, Inc. and its shareholders and G&R Marketing, Inc. and its shareholders, as amended (Filed as Exhibit 10.8 to the Registration Statement and incorporated herein by reference).

10.6 Stock Purchase Agreement dated May 1, 1997 by and among Crescent Computers, Inc. and its shareholders and Computer Graphics Distributing Company and its shareholders, as amended (Filed as Exhibit 10.9 to the Registration Statement and incorporated herein be reference).

10.7 Stock Purchase Agreement dated May 1, 1997 by and among Crescent Computers, Inc. and its shareholders and Intelligent Products Marketing, Inc. and its shareholders and IG Distributing, Inc. and its shareholders, as amended (Filed as Exhibit 10.10 to the Registration Statement and incorporated herein by reference).

10.8 Escrow Agreement dated August 1997 (Filed as Exhibit 10.11 to the Registration Statement and incorporated herein by reference).

10.9 Indemnification Agreement dated 1997 (Filed as Exhibit 10.12 to the Registration Statement and incorporated herein by reference).

10.10 Leases for property located at 7020 Koll Center Parkway by and between Patrician Associates, Inc., Koll Bernal Avenue Associates and Intelligent Products Marketing, Inc., as amended (Filed as Exhibit
         10.15 to the Registration Statement and incorporated herein by reference).

10.11 Industrial Space Lease dated November 13, 1991 between G&R Technologies and American National Bank and Trust Company of Chicago (Filed as
         Exhibit 10.16 to the Registration Statement and incorporated herein by reference).


--------------------------------------------------------------------------------

10.12 Commercial Lease Agreement dated March 29, 1991 between Computer Graphics Distributing Company and Girard Associates II Limited Partnership (Filed as Exhibit 10.17 to the Registration Statement and incorporated herein by reference).

10.13 Lease Agreement dated May 1, 1992 between Microsouth, Inc. and ASC North Fulton Associates Joint Venture (Filed as Exhibit 10.18 to the Registration Statement and incorporated herein by reference).

10.14 Lease Agreement dated March 1998 between Tekgraf, Inc. a Texas corporation and Connecticut General Life Insurance Company, (Filed as
         Exhibit 10.19 to the Registration Statement and incorporated herein by reference), as amended (amendment filed as Exhibit 10.20(a) Company's Annual Report on Form 10-K file March 31, 1998 ("the 1998 Form 10-K") and incorporated herein by reference).

10.15 Lease Agreement, dated March 1, 1998, by and between Computer Graphics Technology and Southridge Equities. (Filed as Exhibit 10.1 to the Company's Current Report on Form 8-K, filed April 16, 1998, and incorporated herein by reference.

10.16 Standard Industrial/Commercial Multi-Tenant Lease, dated May 9, 1995, between Sanwa Bank California, as Lessor, and Martec, Inc., as Lessee. (Filed as Exhibit 10.22 to the Company's Quarterly Report on Form 10-Q filed on May 15, 1998 and incorporated herein by reference (the "1998 First Quarter Form 10-Q")).

10.17 Commercial Lease, dated January 1, 1997, between Woodland Park Realty Trust No. 2, as Lessor, and New England Computer Graphics, as Lessee. (Filed as Exhibit 10.23 to the 1998 First Quarter Form 10-Q and incorporated herein by reference).

10.18 Industrial Lease Agreement, dated July 25, 1997, between 2725312 Canada Inc., as Landlord, and New England Computer Graphics, Inc., as Tenant (filed as Exhibit 10.24 to the 1998 First Quarter Form 10-Q and incorporated herein by reference).

10.19 Agreement and Plan of Merger by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, and Computer Graphics Technology, Inc., a South Carolina corporation, and its Shareholders, dated March 23, 1998. (Filed as Exhibit 10.22 to the 1998 Form 10-K and incorporated herein by reference).

10.20 Escrow Agreement, dated April 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, Scott
         C. Barker, Robert Shumaker, and Thomas Mills (as the "Company Shareholders"), Scott C. Barker (as the "Shareholder Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as
         Exhibit 2.2 to the Company's current report on Form 8-K, filed April 16, 1998, and incorporated herein by reference).

10.21 Pledge, Security and Escrow Agreement, dated April 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub I, Inc., a Georgia corporation, Scott C. Barker, Robert Shumaker, and Thomas Mills (as the "Company Shareholders"), Scott C. Barker (as the "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as Exhibit 2.3 to the Company's current report on Form 8-K, filed April 16, 1998, and incorporated herein by reference).

10.22 Agreement and Plan of Merger, dated March 25, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation and Martec, Inc., a California corporation, and its shareholder. (Filed as Exhibit 10.23 to the 1998 Form 10-K and incorporated herein by reference).


--------------------------------------------------------------------------------

10.23 Escrow Agreement, dated May 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, Mark Lewis (as the "Company Shareholder"), Mark Lewis (as the "Shareholder Representative"), and First Union National Bank (as the" Escrow Agent"). (Filed as Exhibit 10.30 to the 1998 First Quarter Form 10-Q and incorporated herein by reference).

10.24 Pledge, Security and Escrow Agreement, dated May 1, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub II, Inc., a Georgia corporation, Mark Lewis (as the "Company Shareholder"), Mark Lewis (as the "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as Exhibit 10.31 to the 1998 First Quarter Form 10-Q and incorporated herein by reference).

10.25 Agreement and Plan of Merger, dated March 25, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, and New England Computer Graphics, Inc., a Massachusetts corporation, and its shareholders. (Filed as Exhibit 10.24 to the 1998 Form 10-K and incorporated herein by reference.)

10.26 First Amendment to Agreement and Plan of Merger, dated March 30, 1998, by and among Tekgraf, Inc., Tekgraf Sub III, Inc., New England Computer Graphics, Inc. and its Shareholders. (Filed as Exhibit 10.25 to the 1998 Form 10-K and incorporated herein by reference.)

10.27 Escrow Agreement, dated May 8, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, Robert Shumaker, Thomas Gust, A. Lowell Nerenberg, Scott Barker, David Boston, William Rychel and Thomas Mills (as the "Company Shareholders"), David Boston (as the "Shareholder Representative"), and First Union National Bank (as the" Escrow Agent"). (Filed as Exhibit
         10.34 to the 1998 First Quarter Form 10-Q and incorporated herein by reference).

10.28 Pledge, Security and Escrow Agreement, dated May 8, 1998, by and among Tekgraf, Inc., a Delaware corporation, Tekgraf Sub III, Inc., a Georgia corporation, Robert Shumaker, Thomas Gust, A. Lowell Nerenberg, Scott Barker, David Boston, William Rychel and Thomas Mills (as the "Company Shareholders"), David Boston (as the "Indemnification Representative"), and First Union National Bank (as the "Escrow Agent"). (Filed as
         Exhibit 10.35 to the 1998 First Quarter Form 10-Q and incorporated herein by reference).

10.29 Amended and Restated Loan and Security Agreement dated June 9, 2000 between Tekgraf, Inc., as Borrower, and all Subsidiaries of Borrower, as Subsidiary Guarantors, and Wachovia Bank, National Association, as Lender (Filed as Exhibit 10.36 to the 2000 Second Quarter Form 10-Q and incorporated herein by reference).

10.30 Agreement and Plan of Merger, dated July 30,1998, by and among Tekgraf, Inc. and Tekgraf Reincorporation Subsidiary, Inc. (Filed as Exhibit
         10.37 to the 1998 Second Quarter Form 10-Q and incorporated herein by reference).

10.31 Stock Purchase Agreement and Termination Agreement by and among Tekgraf, Inc., William E. Streib, and Prisym Technologies, Inc. of Georgia, dated March 25, 1999 (filed as Exhibit 10.39 to the Company's Annual Report on Form 10-K filed March 31, 1999 and incorporated herein by reference.)

10.32 Purchase and sale agreement dated April 1, 1999 by and between Tekgraf, Inc., CalGraph Technology Services, and Calcomp Technology (filed on 1999 Form 8-K dated April 16, 1999 and incorporated herein by reference).


--------------------------------------------------------------------------------

10.33 Loan agreement between William Rychel and Tekgraf, Inc. dated December 1, 1999 (filed as Exhibit 8 to Schedule 13-D dated December 3, 1999 and incorporated herein by reference).

10.34 Amendment No. 1 to Loan Agreement between William M. Rychel and Tekgraf, Inc. dated as of December 1, 2000 (filed as Exhibit 10.2 to the Company's Report on Form 8-K filed on December 5, 2000 and incorporated herein by reference.)

10.35 Asset purchase agreement dated October 31, 2000, between Anita Ltd., Micro Environments, LLC and Tekgraf, Inc. and related documents (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on November 13, 2000 and incorporated herein by reference.)

10.36 Settlement agreement and mutual releases dated December 21, 2000 (Filed as Exhibit 99.1 to the Company's current report on Form 8-K filed on January 4, 2001 and incorporated herein by reference.)

10.37    Unsecured Installment Note dated December 21, 2000 (Filed as Exhibit
         99.2 to the Company's current report on Form 8-K filed on January 4, 2001 and incorporated herein by reference.)

10.38*   2001 Incentive Plan Summary.

10.39 Amendment dated February 27, 2001 to the Amended and Restated Loan and Security Agreement dated June 9, 2000 between Tekgraf, Inc., as Borrower, and all Subsidiaries of Borrower, as Subsidiary Guarantors, and Wachovia Bank, National Association, as Lender.

10.40 Financial consulting agreement dated July 25, 2000, between Tekgraf, Inc. and LaSalle St. Capital Markets, Inc.

11.1     Statements of Computation of Earnings Per Share

21.1     Subsidiaries

23.1     Consent of Grant Thornton LLP

23.2     Consent of PricewaterhouseCoopers LLP


--------------------------------------------------------------------------------
      * Indicates compensatory plan or arrangement.