Form 10-Q
period 2001-03-31
TEKGRAF INC
filed 2001-05-14
CIK 1044167

________________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                ----------------

                                    FORM 10-Q
 (MARK ONE)
    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


    The number of shares outstanding of the Registrant's common stock, par value $.001, as of May 11, 2001, the latest practicable date, was 5,061,998 shares.

                                  TEKGRAF, INC.
                                TABLE OF CONTENTS



ITEM                                                                             PAGE
-----                                                                            ----

PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements (unaudited):

         Consolidated Balance Sheets as of March 31, 2001 and December 31, 2000.. 3

         Consolidated Statements of Operations for the three months ended
         March 31, 2001 and 2000................................................. 4

         Consolidated Statements of Cash Flows for the three months ended
         March 31, 2001 and 2000..................................................5

         Notes to Consolidated Financial Statements...............................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...............................................10

Item 3.  Quantitative and Qualitative Disclosures about Market Risk..............14

PART II  OTHER INFORMATION

Item 5.  Market for the Company's Equity and Related Stockholder Matters.........13

Item 6.  Exhibits and Reports on Form 8-K........................................14

Signatures.......................................................................15

Index of Exhibits................................................................16

                         PART I - FINANCIAL INFORMATION

                                  TEKGRAF, INC.

                           CONSOLIDATED BALANCE SHEETS
                                ($ in thousands)

                                                                                      MARCH 31,      DECEMBER 31,
                                                                                         2001           2000
                                                                                     (UNAUDITED)
                                                                                    ------------    -------------

                                     ASSETS
 Current assets:
    Cash and cash equivalents                                                          $     70          $    491
    Accounts receivable, less allowance for doubtful accounts of $481
       and $512 at March 31, 2001 and December 31, 1999, respectively                    12,381            17,882
    Inventories, net                                                                      9,018             9,681
    Prepaid expenses and other assets                                                       413               431
    Income taxes receivable                                                                 923               783
    Deferred income taxes                                                                   635               624
                                                                                       --------          --------
           Total current assets                                                          23,440            29,892
                                                                                       --------          --------

 Property and equipment, net                                                              3,095             2,822
 Goodwill, net                                                                            2,082             2,128
 Deferred income taxes                                                                      337               337
 Other assets                                                                                91                91
                                                                                       --------          --------
           Total assets                                                                $ 29,045          $ 35,270
                                                                                       ========          ========

                                   LIABILITIES

 Current liabilities:
                                                                                       $  9,812          $ 11,142
    Current debt
    Current note payable                                                                    816             1,705
    Accounts payable                                                                      7,692            10,274
    Accrued expenses                                                                      1,461             2,072

    Contract obligation and deferred income                                               1,785             2,238
                                                                                       --------          --------
           Total current liabilities                                                     21,566            27,431
                                                                                       --------          --------

           Total liabilities                                                             21,566            27,431
                                                                                       --------          --------

 Commitments and contingencies                                                                0                 0

                              STOCKHOLDERS' EQUITY

 Class A Common Stock $.001 par value, 35,000,000 shares authorized; 5,061,998 shares issued and outstanding at
    March 31, 2001 and December 31, 2000                                                      5                 5
 Preferred Stock, $.001 par value, 5,000,000 shares authorized; no shares

    issued and outstanding at March 31, 2001 and December 31, 2000                            0                 0
 Due from stockholder                                                                    (1,986)           (1,941)

 Additional paid-in capital                                                              19,521            19,521

Accumulated deficit                                                                     (10,061)           (9,746)
                                                                                       --------          --------

           Total stockholders' equity                                                     7,479             7,839
                                                                                       --------          --------

           Total liabilities and stockholders' equity                                  $ 29,045          $ 35,270
                                                                                       ========          ========


         The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                ($ in thousands)

                                     THREE MONTHS ENDED  THREE MONTHS ENDED
                                       MARCH 30, 2001     MARCH 30, 2000 *
                                       --------------     ----------------
                                        (UNAUDITED)         (UNAUDITED)

Net sales                                $    19,185      $    21,898
Cost of goods sold                            16,117           18,067
                                         -----------      -----------
     Gross profit                              3,068            3,831

Operating expenses:
   Selling, general and administrative         3,053            3,752
   Depreciation                                  190               96
   Amortization of goodwill                       46               47
                                         -----------      -----------

     Loss from continuing operations            (221)             (64)


Interest expense, net                            234               85
                                         -----------      -----------

     Loss before benefit for income taxes       (455)            (149)

Benefit for income taxes                        (140)             (34)
                                         -----------      -----------

     Loss from continuing operations            (315)            (115)

     Loss from discontinued operations
          (net of tax benefit)                     0              (31)
                                         -----------      -----------

Net loss                                 $      (315)     $      (146)
                                         ===========      ===========

Basic and diluted weighted average
shares outstanding                         5,061,998        6,161,664
                                         ===========      ===========

Loss applicable to common shares:
          Continuing operations          $     (0.06)     $     (0.02)
          Discontinued operations        $      0.00      $     (0.00)
                                         -----------      -----------
          Net loss                       $     (0.06)     $     (0.02)
                                         ===========      ===========



*As reclassified for discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

                                  TEKGRAF, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                ($ in thousands)



                                                                   THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                      MARCH 31, 2001        MARCH 31, 2000
                                                                       (UNAUDITED)           (UNAUDITED)
                                                                   -------------------    -------------------

 CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                   $  (315)            $  (146)
 Adjustments to reconcile net loss to
     Cash provided by (used in) operating activities:
     Provision for doubtful accounts receivable                                  94                  15
     Provision /write-down of inventory                                          25                  75
     Imputed interest on note payable                                            36                   0
     Depreciation                                                               190                 128
     Amortization and impairment of goodwill                                     46                  47
     Deferred taxes                                                               0                 (53)
     Changes in net assets and liabilities, net of acquisitions:
           Accounts receivable                                                5,407               3,181
           Inventories                                                          638               2,021
           Prepaid expenses and other assets                                     18                 216
           Accounts payable and accrued expenses                             (3,193)             (5,085)
           Deferred income and contract obligation                             (453)               (498)
           Income taxes                                                        (151)                  0
                                                                            -------             -------
 Total adjustments                                                            2,657                  47
                                                                            -------             -------
 CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                              2,342                 (99)
                                                                            -------             -------
 CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                            (463)               (159)
                                                                            -------             -------
 CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                               (463)               (159)
                                                                            -------             -------
 CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds/(repayment) from debt, net                                         (1,330)                  7
Loan to stockholder                                                             (45)                  5
 Payments for Dissenters' settlement                                           (925)                  0
                                                                            -------             -------
 CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                             (2,300)                 12
                                                                            -------             -------
 (Decrease)/Increase in cash and cash equivalents                              (421)               (246)
 Cash and cash equivalents, beginning of year                                   491               1,704
                                                                            -------             -------
 Cash and cash equivalents, end of period                                   $    70             $ 1,458
                                                                            =======             =======



The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
    Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001. For further information, refer to the consolidated financial statements and the footnotes included in the Form 10-K for the year ended December 31, 2000.

2.  INVENTORIES

    Inventories, net of reserves, at March 31, 2001 and December 31, 2000 consist of the following:



                                 MARCH 31,      DECEMBER 31,
                                   2001             2000
                            ($ in thousands)  ($ in thousands)
                            ----------------  ---------------
                               (unaudited)

      Service parts               $1,989            $1,970
      Finished goods               7,029             7,711
                                  ------            ------

      Inventories, net            $9,018            $9,681
                                  ======            ======

3.  NET LOSS PER COMMON SHARE

    Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period. There were no common share equivalents that were dilutive during any of the periods presented. At March 31, 2001, the basic and diluted weighted average shares exclude shares held in escrow and were determined as follows:


    Shares outstanding from beginning of period       5,171,598
    Weighted average escrow shares                     (109,600)
                                                     ----------
         Basic and diluted weighted average shares    5,061,998
                                                     ==========

4.  INCOME TAXES

     The Company's effective tax rate was a benefit of 30.8% and 26.6% for the three months ended March 31, 2001 and 2000, respectively. The difference between the Company's effective and statutory tax rates for those periods was primarily due to the amortization of non-deductible goodwill and state taxes, net of the federal benefit.

5.  CURRENT DEBT

    The Company was below the fixed charge coverage ratio required under the bank agreement and has obtained a waiver from the bank for the three months ended March 31, 2001. On February 27, 2001, the Company and the bank amended certain provisions of the Loan and Security Agreement. The amended Agreement will bear interest at prime rate plus 1% per annum. The Company believes that its available funds together with its current and anticipated credit facilities will be adequate to satisfy its current and planned operations, including restructuring accruals, for at least the next 12 months.

6.  ESCROW SHARES

    The number of shares outstanding includes 166,667 shares that were held in escrow related to the Company's initial public offering pursuant to an Escrow Agreement dated as of October 9, 1997, which terminated according to its terms as of March 31, 2001. The shares held in this escrow will be returned to the Company and cancelled. This number also includes shares held in escrow related to certain acquisitions made by the Company, specifically, 60,000 shares pursuant to an escrow agreement dated as of May 1, 1998, 66,000 shares pursuant to an escrow agreement dated as of April 1, 1998, and 66,250 shares pursuant to an escrow agreement dated as of May 8, 1998. This number does not include 228,266 shares held in escrow in connection with an acquisition by the Company pursuant to a Pledge, Security and Escrow Agreement dated June 2, 1997. All of the interest in and title to these 228,266 shares was transferred to Anita Ltd. and then subsequently transferred to the Company as part of a Settlement Agreement and Mutual Releases dated as of December 21, 2000. These shares will ultimately be released from the escrow to the Company and will be cancelled. Therefore, the Company has, for accounting purposes, treated these shares as cancelled effective as of December 21, 2000.

7.  PATENT APPLICATION

    On March 21, 2001, the Company filed a patent application with the United States Patent and Trademark Office relating to a sign creation and delivery management system for creating point of purchase signage. The Centiv business will market and sell this system, which allows a user access to an information database for selecting sign templates, inputting data for the sign templates and selecting signage products for production of the sign templates having the data input. The user can then order the created sign templates having data input and selected signage products for delivery to the user.

8.  IMPAIRMENT OF GOODWILL AND RESTRUCTURING CHARGES AND OTHER EXPENSES

    Management of the Company has continually reviewed the recoverability of the goodwill recorded in connection with the Company's acquisitions, as events and changes in circumstances have warranted, to determine whether or not any of the goodwill associated with the acquisitions has been impaired.

    In connection with the acquisitions, many functions formerly performed in regional offices have been in transition and have been consolidated and centralized, resulting in certain office or warehouse locations no longer being necessary to the Company's business operations.

    The following table provides a rollforward of the liabilities incurred in connection with the 2000 business restructuring.

     ($ in thousands)


                                DECEMBER 31,   THREE MONTHS ENDED      MARCH 31,
                                    2000         MARCH 31, 2001          2001
     TYPE OF COST                 BALANCE           ACTIVITY           BALANCE
     ---------------------------------------------------------------------------

     Employee Separations         $157                $(77)             $80

     Facility Closings             399                 (68)             331
                              --------------------------------------------------
                 Total            $556               $(145)            $411
                                  ====               ======            ====

    For the three months ended March 31, 2001, restructuring reserve balances were reduced by $145,000. Employee separations of $77,000 and facility closings of $68,000 were charged against the restructuring reserve for the three months ended March 31, 2001. The restructuring reserve balance is $411,000 as of March 31, 2001.

9.  SEGMENT DISCLOSURES

    During the year ended December 31, 2000, the Company reevaluated its current segment reporting. In previous years, the Company had three business units:
    Graphics, Technology and Services. The Company's management now segments the business into three business units: Channels, Centiv (POP), and Services. All prior year results have been restated to be comparative to the current year's results. These business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made. For the Channels Business net sales, no customers accounted for more than 10% of the sales for the three months ended March 31, 2001 and March 31, 2000, respectively. For the Centiv net sales, no customers accounted for more than 10% of the sales for the three months ended March 31, 2001, and one customer accounted for 97% of the sales for the three months ended March 31, 2000. No customers accounted for more than 10% of net sales for the Services Division for the three months ended March 31, 2001, or the three months ended March 31, 2000. International sales for all three divisions were insignificant for the three months ended March 31, 2001 and the three months ended March 31, 2000. The following segment information is for the three months ended March 31, 2001 and 2000:

                                                                 THREE MONTHS ENDED
                                                           MARCH 31,        MARCH 30, 2000
                                                       -------------------------------------
                                                              2001           *AS RESTATED
                                                       -------------------------------------
                                                        ($ IN THOUSANDS)   ($ IN THOUSANDS)
     Net sales:

      Channels                                             $ 14,446             $ 16,932
       Centiv (POP)                                           2,934                2,548
       Services                                               2,140                2,419
      Eliminations                                             (335)                   0
                                                           --------             --------
            Total net sales                                $ 19,185             $ 21,899
                                                           ========             ========

      Net Sales from discontinued operations               $      0             $  1,805

     Operating income (loss) for continuing operations:

       Channels                                            $     92             $   (366)
       Centiv (POP)                                            (415)                 (89)



        Services                                                102                  391
                                                           --------             --------
            Net loss from continuing operations            $   (221)            $    (64)
                                                           ========             ========
    Total operating income (loss) for
    discontinued operations, net of tax                    $      0             $    (31)
                                                           ========             ========
    Identifiable assets:
      Channels                                             $ 22,511             $ 28,685
      POP                                                     2,566                2,516
      Services                                                3,968                4,069
                                                           --------             --------
        Total identifiable assets                          $ 29,045             $ 35,270
                                                           ========             ========


10. RECLASSIFICATIONS

    Certain amounts in the March 31, 2000 financial statements have been reclassified to conform to the March 31, 2001 presentation.

11. DISCONTINUED OPERATIONS - TEKGRAF TECHNOLOGY SERVICES DIVISION

    In response to the Company's reclassification of its Class B Common Stock, which was approved by shareholders, certain shareholders exercised dissenters' rights. As the dissenting shareholders and the Company could not reach agreement as to the fair value of the shares as of the relevant date, in May 2000, the Company filed a petition in the Superior Court of Fulton County, Georgia for a determination of the fair value of the shares (the "Dissenters' Lawsuit).

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

    The Company's 2000 consolidated financial statements have been reclassified to report separately the results of operations for the Tekgraf Technology Services Division. The operating results (in thousands) for the three months ended March 31, 2000 of the discontinued Tekgraf Technology Services Division consist of:

                                         THREE MONTHS ENDED
                                              MARCH 31,
                                         -----------------
                                               2000
                                         -----------------
                                         ($ IN THOUSANDS)

     Net sales:                               $  1,805
                                           ===========

      Loss from operations before income
      taxes                                        (50)

       Benefit from income taxes                    19
                                           ------------
     Loss from discontinued operations       $    (31)
                                           ============

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

Today, the Company is organized into three distinct business units:

    o Channels Business: This division specializes in the value-added wholesale distribution of computer graphics technologies throughout North America.

    o The Centiv Business: This division offers digital merchandising services utilizing both Internet-based services and turnkey systems to retail and manufacturing customers who wish to produce high-resolution, full color posters, banners and other custom POP signage.

    o CalGraph Technology Services, Inc.: This wholly owned subsidiary of Tekgraf is a leading provider of on-site service and preventative maintenance services specializing in wide-format printing devices. CalGraph's U.S. and Canadian service operations include field service technicians, customer support call center, component repair and refurbishment facilities and parts logistics.

As of October 31, 2000, the Company sold the assets of its Tekgraf Systems Division to a company controlled by a dissenting shareholder.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED WITH THREE MONTHS ENDED MARCH 31,
2000

CONTINUING OPERATIONS:

NET SALES. Total net sales from continuing operations decreased $2.7 million, or 12.3%, to $19.2 million for the three months ended March 31, 2001, compared to $21.9 million for the three months ending March 31, 2000. The Channels Division net sales decreased $2.5 million, or 14.8%, to $14.4 million for the three months ended March 31, 2001 compared to $16.9 million for the three months ended March 31, 2000. The decrease in sales for the Channels Division is attributed to an economic slowdown in the US economy for capital equipment purchases. We anticipate the second quarter revenue to increase, from the first quarter of 2001, due to new products that were introduced during the first quarter of 2001. The Centiv Division net sales increased $0.4 million, or 16.0% to $2.9 million for the three months ended March 31, 2001 compared to $2.5 million for the three months ended March 31, 2000 due to expanded product offerings to our customer base. The CalGraph Services Division sales decreased $0.3 million or

12.5% to $2.1 million for the three months ended March 31, 2001 as compared to $2.4 million for the three months ended March 31, 2000, due to the decrease in the number of CalComp plotters being serviced. The Company anticipated this decline as newer technology replaces the CalComp plotters. The Company has entered into a number of third party service contracts to offset the decline.

GROSS PROFIT. Gross profit from continuing operations decreased $0.7 million or 18.4% for the three months ended March 31, 2001 to $3.1 million as compared to $3.8 million for the three months ended March 31, 2000. The gross profit as a percentage to sales for the three months ended March 31, 2001 has increased to 16.0% compared to 12.3% for the year ended December 31, 2000. The margin improvement relates to new higher margin product offers in both the Channels and Centiv Divisions. The gross profit as a percentage of sales decreased to 15.6% for the three months ended March 31, 2001, as compared to 17.3% for the three months ended March 31, 2000. The decline relates to a decrease in the CalGraph Division's sales of the CalComp plotter install base without a reduction in field service expenses. The Company plans on leveraging the field service personnel for the new third party service contracts.

SG&A EXPENSES. SG&A expenses from continuing operations decreased $0.8 million or 21.1% to $3.0 million for the three months ended March 31, 2001 compared to $3.8 million for the three months ended March 31, 2000. SG&A expenses as a percentage of sales were 15.6% and 17.4% for the three months ended March 31, 2001 and 2000, respectively. The decrease in SG&A expenses relates to the cost-cutting measures the Company implemented during the fourth quarter of 2000 to reduce overhead expenses. In addition, the prior year contained one-time unusual expenses associated with the settlement of legal disputes associated with the dissenters shareholder claim, relocation of the Company's headquarters and the establishment of a new management team. The SG&A expenses for the three months ended March 31, 2001 also included approximately $0.4 million of product launch and development for the Centiv Division.

DEPRECIATION EXPENSE. Depreciation expense from continuing operations increased $92,000, or 95.8%, to $188,000 for the three months ended March 31, 2001, as compared to $96,000 for the three months ended March 31, 2000. The increase in depreciation expense relates to the Company implementing a new state of the art enterprise wide software package as well as web development of the Centiv Division's new online digital merchandizing point-of-purchase for the custom signage business.

AMORTIZATION AND IMPAIRMENT OF GOODWILL. Amortization expense from continuing operations remained relatively constant at $46,000 for the three months ended March 31, 2001, compared to $47,000 for the three months ended March 31, 2000.

INCOME TAXES. The Company's effective tax rate for continuing operations was a benefit of 31% for the three months ended March 31, 2001 compared to a benefit of 27% for the three months ended March 31, 2000.

NET LOSS. The Company had a net loss from continuing operations of $0.3 million for the three months ended March 31, 2001, as compared to a net loss of $0.1 million for the three months ended March 31, 2000. The increase in net loss is attributable to the investment in new product development and launch expenses associated with the Centiv business.

DISCONTINUED OPERATIONS:

The Company had a net after tax loss from discontinued operations of $31,000 for the three months ended March 31, 2000 relating to the Tekgraf Technology Systems Division.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2001, the Company had working capital of $1.9 million, compared to $2.5 million as of December 31, 2000.

The Company generated $2.3 million of cash from operations for the three months ended March 31, 2001 compared to cash used of $0.1 million from operations for the three months ended March 31, 2000. During the three months ended March 31, 2001, accounts receivable generated $5.4 million and accounts payable used $3.2 million. This relates to the collection of accounts receivable and the payment to vendors for strong fourth quarter 2000 sales.

For the three months ended March 31, 2001 and March 31, 2000, the Company used $0.5 million and $0.2 million of cash, respectively, in investing activities due to the purchase of property and equipment. The cash used for the three months ended March 31, 2001 relates to the Company implementing a new state of the art enterprise wide software package as well as web development of the Centiv Division's new online digital merchandizing point-of-purchase for the custom signage business.

For the three months ended March 31, 2001, cash was used from financing activities of $2.3 million to pay down the bank line of $1.3 million and to make a payment of $0.9 million on the note issued in connection with the settlement of the Dissenters' Lawsuit (see Note 9 of Notes to Consolidated Financial Statements). The Company during the quarter had borrowings of $10.1 million and repayments of $11.4 million with the outstanding bank loan.

The Company was below the fixed charge coverage ratio required under the bank agreement and has obtained a waiver from the bank for the three months ended March 31, 2001. On February 27, 2001, the Company and the bank amended certain provisions of the Loan and Security Agreement. The amended Agreement will bear interest at prime rate plus 1% per annum. The Company believes that its available funds together with its current and anticipated credit facilities will be adequate to satisfy its current and planned operations, including restructuring accruals, for at least the next 12 months.

In December 1999, the SEC issued Staff Accounting Bulletin Number ("SAB") 101, "Revenue Recognition in Financial Statements," which provides additional guidance in applying generally accepted accounting principles for revenue recognition. Adoption of SAB 101 was required in the fourth quarter of fiscal year 2000. The implementation of SAB 101 has not had a material impact on the Company's financial statements for the three months ending March 31, 2001.

In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 as amended by FAS 138, Accounting for Derivative Instruments and Hedging Activities ("Statement 133"). Statement 133 provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. The effective date of this statement was delayed in June 1999 through the issuance of Statement of Financial Accounting Standards No. 137 ("Statement 137"). The effective date has been extended to fiscal years beginning after June 15, 2000. The implementation of FAS 133 has not had a material impact on the Company's financial statements for the three months ending March 31, 2001.

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

Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of the impact of competition and competitive pricing, business conditions and growth in the industry, general and economic conditions, and other risks. Investors should review the more detailed description of these and other possible risks contained in the Company's filings with the Securities and Exchange Commission, including the Company's Form 10-K.

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

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

DELISTING FROM THE NASDAQ SMALLCAP MARKET FOR COMMON STOCK

On January 9, 2001, the Company received notification from Nasdaq that the Company has failed to maintain a minimum bid price of $1.00 over the last 30 consecutive trading days as required by the Nasdaq SmallCap Market under Marketplace Rule 4310(c)(4). Therefore, in accordance with the Rule, the Company was provided 90 calendar days, or until April 9, 2001, to regain compliance with this Rule. On April 13, 2001 the Company received written notice from Nasdaq that it failed to regain compliance and the Company's stock will be delisted. The Company has appealed the decision and Nasdaq has scheduled a hearing on May 31, 2001. The Company's stock will continue to trade on the SmallCap Market pending the outcome of the appeal process. In the event the Company's request for continued listing on the SmallCap Market is not granted, the stock would then trade on the Nasdaq's OTC bulletin board, under the same symbol.

DELISTING FROM THE NASDAQ SMALLCAP MARKET FOR WARRANTS

The Company received notice from the Nasdaq Stock Market that Nasdaq has determined that the Company's Warrants to purchase Common Stock, issued in connection with the Company's initial public offering, no longer meet the requirements for listing on Nasdaq's SmallCap Market. Specifically, there are no longer at least two active market makers for the Warrant as required by Nasdaq rules. As a result, Nasdaq delisted the Warrants from the Nasdaq SmallCap Market at the opening of business on February 28, 2001. The Company believes that, as result of current market conditions for the Warrants, it is not likely that there are two market makers who would be willing to actively make a market in the Warrants. Therefore, the Company did not appeal Nasdaq's decision to delist the Warrants.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.
                  The following exhibits are filed as part of this Report.



Exhibit
Number            Description
------------      -----------

   10.1           Amendment dated February 27, 2001 to the Amended and Restated
                  Loan and Security Agreement dated June 9, 2000 between
                  Tekgraf, Inc. as Borrower, and all Subsidiaries of Borrower, as Subsidiary Guaranters, and Wachovia Bank, National
                  Association, as Lender (Filed as Exhibit 10.39 to the
                  Company's Annual Report on Form 10-K, filed March 7, 2001, and incorporated herein by reference).


         (b)      Reports Filed on Form 8-K

                  Current Report on Form 8-K filed on January 4, 2001, which included disclosure under Item S relating to the Company's settlement of a lawsuit involving shareholders who exercised dissenters' rights with regard to the Company's conversion of all Class B Common Stock to Class A Common Stock pursuant to a vote at a special meeting of shareholders held January 21, 2000.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 11th DAY OF MAY, 2001.

TEKGRAF, INC.




         SIGNATURE                                  Title
         ----------                                -------
By:  /s/ William M. Rychel           Chief Executive Officer,
   ------------------------          President and Director (principal
         William M. Rychel           executive officer)



By:  /s/ Thomas M. Mason             Chief Financial Officer
    ------------------------         (principal financial and accounting
       Thomas  M. Mason              officer and duly authorized officer
                                     of the Registrant)


                                INDEX OF EXHIBITS



Exhibit
Number            Description
------------      ------------

10.1              Amendment dated February 27, 2001 to the Amended and Restated
                  Loan and Security Agreement dated June 9, 2000 between
                  Tekgraf, Inc. as Borrower, and all Subsidiaries of Borrower, as Subsidiary Guaranters, and Wachovia Bank, National
                  Association, as Lender (Filed as Exhibit 10.39 to the
                  Company's Annual Report on Form 10-K, filed March 7, 2001, and incorporated herein by reference).

                                       16