Form 10-Q
period 2001-06-30
TEKGRAF INC
filed 2001-08-14
CIK 1044167

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(847) 913-5888
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes:   ☒   No:   ☐

             The number of shares outstanding of the Registrant’s common stock, par value $.001,  as of August 11, 2001, the latest practicable date, was 4,956,535 shares.

TEKGRAF, INC.
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

TEKGRAF, INC.

CONSOLIDATED BALANCE SHEETS
($ in thousands)

	June 30,	December 31,
	2001	2000
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$509	$491
Accounts receivable, less allowance for doubtful accounts of $433 and $512 at June 30, 2001 and December 31,2000, respectively	9,688	17,882
Inventories, net	8,787	9,681
Prepaid expenses and other assets	656	431
Income taxes receivable	783	783
Deferred income taxes	624	624

Total current assets	21,047	29,892

Property and equipment, net	3,479	2,822
Goodwill, net	2,035	2,128
Deferred income taxes	622	337
Other assets	101	91

Total assets	$27,284	$35,270

LIABILITIES

Current liabilities:
Current debt	$8,465	$11,142
Current note payable	448	1,705
Accounts payable	8,096	10,274
Accrued expenses	1,202	2,072
Contract obligation and deferred income	1,935	2,238

Total current liabilities	20,146	27,431

Total liabilities	20,146	27,431

Commitments and contingencies	0	0

STOCKHOLDERS' EQUITY

Class A Common Stock $.001 par value, 35,000,000 shares authorized; 4,956,535 shares issued and outstanding at June 30, 2001 and December 31, 2000	5	5
Preferred Stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at June 30, 2001 and December 31, 2000	0	0
Due from stockholder	(2,030)	(1,941)
Additional paid-in capital	19,521	19,521
Accumulated deficit	(10,358)	(9,746)

Total stockholders' equity	7,138	7,839

Total liabilities and stockholders' equity	$27,284	$35,270

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands)

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2001	June 30, 2000 *	June 30, 2001	June 30, 2000 *

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$18,340	$23,636	$37,524	$45,534
Cost of goods sold	15,260	20,394	31,414	38,463

Gross profit	3,080	3,242	6,110	7,071

Operating expenses:
Selling, general and administrative	3,146	3,842	6,161	7,643
Depreciation	141	131	329	226
Amortization of goodwill	47	47	93	95

Loss from continuing operations before interest and income taxes	(254)	(778)	(473)	(893)

Interest expense, net	189	85	424	119

Loss before benefit for income taxes	(443)	(863)	(897)	(1,012)

Benefit for income taxes	(145)	(288)	(285)	(322)

Loss from continuing operations	(298)	(575)	(612)	(690)

Loss from discontinued operations (net of tax benefit)	0	(10)	0	(41)

Net loss	$(298)	$(585)	$(612)	$(731)

Basic and diluted weighted average shares outstanding	4,929,906	6,161,664	4,995,952	6,161,664

Loss applicable to common shares:
Continuing operations	$(0.06)	$(0.10)	$(0.12)	$(0.11)
Discontinued operations	$0.00	$(0.00)	$(0.00)	$(0.01)

Net loss	$(0.06)	$(0.10)	$(0.12)	$(0.12)

*As reclassified for discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six months ended	Six months ended
	June 30, 2001	June 30, 2000
	(unaudited)	(unaudited)

Cash flows from operating activities:
Net loss	$(612)	$(731)
Adjustments to reconcile net loss to
Cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	156	120
Provision /write-down of inventory	25	150
Imputed interest on note payable	52	0
Depreciation	329	262
Amortization and impairment of goodwill	93	95
Deferred taxes	(285)	(347)
Changes in net assets and liabilities, net of acquisitions:
Accounts receivable	8,038	1,158
Inventories	869	3,063
Prepaid expenses and other assets	(235)	303
Accounts payable and accrued expenses	(3,048)	(3,344)
Deferred income and contract obligation	(303)	(631)
Income taxes	0	0

Total adjustments	5,691	829

Cash provided by operating activities	5,079	98

Cash flows from investing activities:
Purchase of property and equipment	(986)	(427)

Cash used in investing activities	(986)	(427)

Cash flows from financing activities:
Proceeds/(repayment) from debt, net	(2,677)	(206)
Loan to stockholder	(89)	5
Payments for Dissenters’ settlement	(1,309)	0

Cash used in financing activities	(4,075)	(201)

(Decrease)/Increase in cash and cash equivalents	18	(530)
Cash and cash equivalents, beginning of year	491	1,704

Cash and cash equivalents, end of period	$509	$1,174

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended June 30, 2001 and the six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.  For further information, refer to the consolidated financial statements and the footnotes included in the Form 10-K for the year ended December 31, 2000.

2.          INVENTORIES

Inventories, net of reserves, at June 30, 2001 and December 31, 2000 consist of the following:
	June 30, 2001	December 31, 2000
	($ in thousands)	($ in thousands)

	(unaudited)
Service parts	$2,014	$1,970
Finished goods	6,773	7,711

Inventories, net	$8,787	$9,681

3.          NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period.  There were no common share equivalents that were dilutive during any of the periods presented.  At June 30, 2001, the basic and diluted weighted average shares were as follows:

Basic and diluted weighted average shares                  4,956,535

4.          INCOME TAXES

The Company’s effective tax rate was a benefit of 32.7% and 33.4% for the three months ended June 30, 2001 and 2000, respectively.  The Company’s effective tax rate was a benefit of 31.8% for both the six months ended June 30, 2001 and 2000.  The difference between the Company’s effective and statutory tax rates for those periods was primarily due to the amortization of non-deductible goodwill and state taxes, net of the federal benefit.

5.          CURRENT DEBT

The Company was below the fixed charge coverage and leverage ratios required under the bank agreement and has obtained a waiver from the bank for the three months ended June 30, 2001.  In connection with the waiver, the Company has agreed that the financial covenants contained in the bank agreement will be tested on a monthly basis.  The Company has paid the bank a fee of $50,000 in connection with the waiver and will owe an additional fee of $200,000 on October 31, 2001, unless the Company has refinanced the loan by that date.

6.          ESCROW SHARES

The number of outstanding shares does not include 228,266 shares held in escrow in connection with an acquisition by the Company pursuant to a Pledge, Security and Escrow Agreement dated June 2, 1997.  All of the interest in and title to these 228,266 shares was transferred to Anita Ltd. and then subsequently transferred to the Company as part of a Settlement Agreement and Mutual Releases dated as of December 21, 2000.  These shares will ultimately be released from the escrow to the Company and will be cancelled.  Therefore, the Company has, for accounting purposes, treated these shares as cancelled effective as of December 21, 2000.

7.          PATENT APPLICATION

On March 21, 2001, the Company filed a patent application with the United States Patent and Trademark Office relating to a sign creation and delivery management system for creating point of purchase signage.  The Centiv business will market and sell this system, which allows a user access to an information database for selecting sign templates, inputting data for the sign templates and selecting signage products for production of the sign templates.  The user can then order the created sign templates having data input and selected signage products for delivery to the user.

8.          IMPAIRMENT OF GOODWILL AND RESTRUCTURING CHARGES AND OTHER EXPENSES

Management of the Company has continually reviewed the recoverability of the goodwill recorded in connection with the Company’s acquisitions, as events and changes in circumstances have warranted, to determine whether or not any of the goodwill associated with the acquisitions has been impaired.

In connection with the acquisitions, many functions formerly performed in regional offices have been in transition and have been consolidated and centralized, resulting in certain office or warehouse locations no longer being necessary to the Company’s business operations.

The following table provides a roll forward of the liabilities incurred in connection with the 2000 business restructuring.

($ in thousands)
	December 31, 2000	Three months ended June 30, 2001	Six months ended June 30, 2001	June 30, 2001
Type of Cost	Balance	Activity	Activity	Balance

Employee Separations	$157	$(10)	$(87)	$70

Facility Closings	399	(126)	(194)	205

Total	$556	$(136)	$(281)	$275

For the three months ended and six months ended June 30, 2001, restructuring reserve balances were reduced by $136,000 and $281,000, respectively.  Employee separations of $10,000 and $87,000 were charged against the restructuring reserve for the three months and six months ended June 30, 2001, respectively.  Facility closings of $126,000 and $194,000 were charged against the restructuring reserve for the three months and six months ended June 30, 2001, respectively.   The restructuring reserve balance is $275,000 as of June 30, 2001.

9.          SEGMENT DISCLOSURES

During the year ended December 31, 2000, the Company reevaluated its current segment reporting.  In previous years, the Company had three business units:  Graphics, Technology and Services.  The Company's management now segments the business into three business units:  Channels, Centiv (POP) and Services.  All prior year results have been restated to be comparative to the current year’s results.  These business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made.  For the Channels Business net sales, no one customer accounted for more than 10% of the sales for the three months and the six months ended June 30, 2001 and June 30, 2000, respectively.  For the Centiv Business net sales, no one customer accounted for more than 10% of the sales for the three months and six months ended June 30, 2001, and one customer accounted for 92% and 97% of the sales for the three months and six months ended June 30, 2000, respectively.  No one customers accounted for more than 10% of net sales for the Services Business for three months ended and six months ended June 30, 2001, or the three months ended and the  six months ended June 30, 2000.  International sales for all three business units were insignificant for the three months ended and six months ended June 30, 2001 and the three months and six months ended June 30, 2000.  The following segment information is for the three months ended and six months ended June 30, 2001 and 2000:

	Three months ended		Six months ended
	June 30,	June 30, 2000	June 30,	June 30, 2000

	2001	*As Restated	2001	*As Restated

Net sales:	($ in thousands)	($ in thousands)	($ in thousands)	($ in thousands)
Channels	$13,553	$18,581	$27,999	$35,499
Centiv (POP)	2,999	3,148	5,933	5,695
Services	2,125	2,326	4,265	4,745
Eliminations	(338)	(419)	(673)	(405)

Total net sales	$18,340	$23,636	$37,524	$45,534

Net Sales from discontinued operations	$0	$2,397	$0	$4,202

Operating income (loss) from continuing operations:
Channels	$213	$(584)	$306	$(1,001)
Centiv (POP)	(519)	(386)	(933)	(475)
Services	52	192	154	583

Net loss from continuing operations before interest and income taxes	$(254)	$(778)	$(473)	$(893)

Total operating income (loss) for discontinued operations, net of tax	$0	$(10)	$0	$(41)

Identifiable assets:
Channels	$20,410	$25,315	$20,410	$25,315
Centiv (POP)	2,792	2,935	2,792	2,935
Services	4,082	4,183	4,082	4,183

Total identifiable assets	$27,284	$32,433	$27,284	$32,433

*  As restated for discontinued operations

10.        RECLASSIFICATIONS

Certain amounts in the June 30, 2000 financial statements have been reclassified to conform to the June 30, 2001 presentation.

11.        DISCONTINUED OPERATIONS – TEKGRAF TECHNOLOGY SERVICES DIVISION

In response to the Company’s reclassification of its Class B Common Stock, which was approved by shareholders, certain shareholders exercised dissenters’ rights.  As the dissenting shareholders and the Company could not reach agreement as to the fair value of the shares as of the relevant date, in May 2000, the Company filed a petition in the Superior Court of Fulton County, Georgia for a determination of the fair value of the shares (the “Dissenters’ Lawsuit”).

As of October 31, 2000, the Company sold the assets of its Tekgraf Systems division to Micro Environments, LLC, a limited liability company controlled by Anita, Ltd., one of the dissenting shareholders in the Dissenters’ Lawsuit.  As consideration for the assets of the Tekgraf Systems division, Anita, Ltd. transferred to the Company 375,752 shares of Class A Common Stock in partial settlement of the Dissenter’s Lawsuit.  Tekgraf Systems is an integrator of desktop PC’s and servers.  The division produced  $6.0 million in revenue and had an pre-tax operating loss of $(190,000) for the ten months ended October 31, 2000.

The Company’s 2000 consolidated financial statements have been reclassified to report separately the results of operations for the Tekgraf Technology Services Division.  The operating results (in thousands) for the three months ended and six months ended June 30, 2000 of the discontinued Tekgraf Technology Services Division consist of:

	Three months ended June 30,	Six months ended June 30,

	2000	2000

	($ in thousands)	($ in thousands)
	(unaudited)	(unaudited)
Net sales:	$2,397	$4,202

Loss from operations before income taxes	(16)	(66)
Benefit from income taxes	6	25

Loss from discontinued operations	$(10)	$(41)

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

Utilizing the Company’s expertise in the computer graphics market and innovation, Tekgraf expanded its service offering to provide clients a unique opportunity to increase the visibility of their products at the retail level and make the greatest impact on the consumer through digital “Point-of-Purchase” (POP) merchandising.

Today, the Company is organized into three distinct business units:

•	Channels Business: This division specializes in the value-added wholesale distribution of computer graphics technologies throughout North America.

•	The Centiv Business: This division offers digital merchandising services utilizing both Internet-based services and turnkey systems to retail and manufacturing customers who wish to produce high-resolution, full color posters, banners and other custom POP signage.

•	CalGraph Technology Services, Inc.: This wholly owned subsidiary of Tekgraf is a leading provider of on-site service and preventative maintenance services specializing in wide-format printing devices. CalGraph’s U.S. and Canadian service operations include field service technicians, customer support call center, component repair and refurbishment facilities and parts logistics.

As of October 31, 2000, the Company sold the assets of its Tekgraf Systems Division to a company controlled by a dissenting shareholder.

Three Months Ended June 30, 2001 Compared With Three Months Ended June 30, 2000

Continuing Operations:

Net Sales.  Total net sales from continuing operations decreased $5.3 million, or 22.4%, to $18.3 million for the three months ended June 30, 2001, compared to $23.6 million for the three months ending June 30, 2000.  The decrease in sales was primarily in the Channels Business due to  the economic slowdown in the US economy for capital equipment purchases as well as a strategic emphasis on selling higher margin products into the sales channel.  We expect the sales to grow in the Channels Division as a result of the newly announced product introductions with Eastman Kodak Company, Techsage and Screen (USA), LLC.

Gross Profit.  The gross profit as a percentage of sales improved 3.1% to 16.8% for the three months ended June 30, 2001  from 13.7% for the three months ended June 30, 2000.  The margin improvement relates to new higher margin product offerings in both the Channels and Centiv Divisions.  Gross profit from continuing operations decreased $162,000 or 4.9% to $3.1 million for the three months ended June 30, 2001 as compared to $3.2 million for the three months ended June 30, 2000.

SG&A Expenses.   SG&A expenses from continuing operations decreased $696,000 or 18.1% to $3.1 million for the three months ended June 30, 2001 compared to $3.8 million for the three months ended June 30, 2000.  SG&A expenses as a percentage of sales were 17.2% and 16.3% for the three months ended June 30, 2001 and 2000, respectively.  The decrease in SG&A expenses relates to the cost-cutting measures the Company implemented during the fourth quarter of 2000 to reduce overhead expenses.  In addition, the prior year contained one-time unusual expenses associated with the settlement of legal disputes associated with the dissenting shareholder’s claim, relocation of the Company’s headquarters and the establishment of a new management team.   The SG&A expenses for the three months ended June 30, 2001 also included approximately $0.5 million of product launch of the Centiv Division’s new online digital merchandizing point-of-purchase for the custom signage business.

Depreciation Expense.   Depreciation expense from continuing operations increased $10,000, or 7.6%, to $141,000 for the three months ended June 30, 2001, as compared to $131,000 for the three months ended June 30, 2000.

Amortization of Goodwill.  Amortization expense from continuing operations remained constant at $47,000 for the three months ended June 30, 2001 and June 30, 2000, respectively.

Interest Expense, net.  Interest expense from continuing operations increased $104,000 or 122% to $189,000 for the three months ended June 30, 2001, as compared to $85,000 million for the three months ended June 30, 2000.  The increase is due to the increase in the Company’s net debt from  $4.1 million as of June 30, 2000 to $8.9 million as of June 30, 2001.  However, the Company’s net debt has decreased $3.9 million, from $12.8 million as of December 31, 2000 to $8.9 million as of June 30, 2001.

Income Taxes. The Company’s effective tax rate for continuing operations was a benefit of 32.7% for the three months ended June 30, 2001 compared to a benefit of 33.4% for the three months ended June 30, 2000.

Net Loss. The Company’s net loss from continuing operations of $298,000 for the three months ended June 30, 2001 improved 49% over the net loss of $585,000 for the three months ended June 30, 2000.  The decrease in net loss is attributable to reductions of SG&A expenses, offset by new product development and launch expenses associated with the Centiv business as well as higher net interest expenses.

Discontinued Operations:

The Company had a net after tax loss from discontinued operations of $10,000 for the three months ended June 30, 2000 relating to the Tekgraf Technology Systems Division.

Six Months Ended June 30, 2001 Compared With Six Months Ended June 30, 2000

Continuing Operations:

Net Sales.  Total net sales from continuing operations decreased $8.0 million, or 17.6%, to $37.5 million for the six months ended June 30, 2001, compared to $45.5 million for the six months ending June 30, 2000.  The decrease in sales was primarily in the Channels Division due to the slowdown in the US economy for capital equipment purchases as well as a strategic emphasis on selling higher margin products into the sales channel.  We expect the sales to grow in the Channels Division as a result of the newly announced product introductions with Eastman Kodak Company, Techsage and Screen (USA), LLC.

Gross Profit.  The gross profit as a percentage of sales improved 0.8% points to 16.3% for the six months ended June 30, 2001  from 15.5% for the six months ended June 30, 2000.  The margin improvement relates to new higher margin product offerings in both the Channels and Centiv Divisions.  Gross profit from continuing operations decreased $1.0 million or 13.6% to $6.1 million for the six months ended June 30, 2001 as compared to $7.1 million for the six months ended June 30, 2000.

SG&A Expenses. SG&A expenses from continuing operations decreased $1.5 million or 19.3% to $6.2 million for the six months ended June 30, 2001 compared to $7.6 million for the six months ended June 30, 2000.  SG&A expenses as a percentage of sales were 16.4% and 16.8% for the six months ended June 30, 2001 and 2000, respectively.   The decrease in SG&A expenses relates to the cost-cutting measures the Company implemented during the fourth quarter of 2000 to reduce overhead expenses.  In addition, the prior year contained one-time unusual expenses associated with the settlement of legal disputes associated with the dissenting shareholder’s claim, relocation of the Company’s headquarters and  the establishment of a new management team.   The SG&A expenses for the three months ended June 30, 2001 also included approximately $1.0 million of product launch of the Centiv Division’s new online digital merchandizing point-of-purchase for the custom signage business.

Depreciation Expense.   Depreciation expense from continuing operations increased $103,000 or 45.5%, to $329,000 for the six months ended June 30, 2001, as compared to $226,000 for the six months ended June 30, 2000.  The increase relates to the Company implementing a new state of the art enterprise wide software package as well as web development of the Centiv Division’s new online digital merchandizing point-of-purchase for the custom signage business.

Amortization of Goodwill.  Amortization expense from continuing operations remained relatively constant at $93,000 and $95,000 for the six months ended June 30, 2001 and June 30, 2000, respectively.

Interest Expense, net.  Interest expense from continuing operations increased $305,000 to $424,000 for the six months ended June 30, 2001, as compared to $119,000 for the six months ended June 30, 2000.  The increase is due to the increase in the Company’s net debt from  $4.1 million as of June 30, 2000 to $8.9 million as of June 30, 2001.  However, the Company’s net debt has decreased $3.9 million, from $12.8 million as of December 31, 2000 to $8.9 million as of June 30, 2001.

Income Taxes.  The Company’s effective tax rate for continuing operations was a benefit of 31.8% for the six months ended June 30, 2001 and June 30, 2000.

Net Loss.  The Company had a net loss from continuing operations of $0.6 million for the six months ended June 30, 2001, as compared to a net loss of $0.7 million for the three months ended June 30, 2000.  The decrease in net loss is attributable to reductions of S,G,&A expenses, offset by new product development and launch expenses associated with the Centiv business as well as higher net interest expenses.

Discontinued Operations:

The Company had a net after tax loss from discontinued operations of $41,000 for the six months ended June 30, 2000 relating to the Tekgraf Technology Systems Division.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $5.1 million of cash from operations for the six months ended June 30, 2001 compared to cash generated of $0.1 million from operations for the six months ended June 30, 2000.  During the six months ended June 30, 2001, accounts receivable generated $8.0 million, inventory generated $0.9 million and accounts payable used $3.0 million.  Cash generated from accounts receivables was a result of improvement in the collection period as well as lower sales in the period.  Cash generated from inventory was management’s focus on reducing inventory levels.  The use of cash for accounts payable was for the payment to vendors relating to inventory purchases associated with the strong fourth quarter 2000 sales.

On June 30, 2001, the Company had working capital of $1.2 million, compared to $2.5 million as of December 31, 2000.

For the six months ended June 30, 2001 and June 30, 2000, the Company used $1.0 million and $0.4 million of cash, respectively, in investing activities due to the purchase of property and equipment.  The cash used for the six months ended June 30, 2001 relates to the Company implementing a new state of the art enterprise wide software package as well as development costs related to the Centiv Division’s new on-line digital merchandizing systems for the production and sale point-of-purchase customized signage business.

For the six months ended June 30, 2001, cash was used from financing activities of $4.1 million to pay down the bank line of $2.7 million and to make a payment of $1.3 million on the note issued in connection with the settlement of the Dissenters’ Lawsuit (see Note 11 of Notes to Consolidated Financial Statements).   During the six months ended June 30, 2001 the Company had borrowings of $28.3 million and repayments of $30.9 million with the outstanding bank loan.

The Company was below the fixed charge coverage and leverage ratios required under the bank agreement and has obtained a waiver from the bank for the three months ended June 30, 2001.   In connection with the waiver, the Company has agreed that the financial covenants contained in the bank agreement will be tested on a monthly basis.   The Company has paid the bank a fee of $50,000 in connection with the waiver and will owe an additional fee of $200,000 on October 31, 2001, unless the Company has refinanced the loan by that date.

In December 1999, the SEC issued Staff Accounting Bulletin Number ("SAB") 101,  “Revenue  Recognition  in  Financial   Statements,”  which provides  additional guidance in applying generally accepted accounting principles for revenue recognition.  Adoption of SAB 101 was required in the fourth quarter of fiscal year 2000.  The implementation of SAB 101 has not had a material impact on the Company’s financial statements for the three months ending June 30, 2001.

In June 1998,  the  Financial  Accounting  Standards  Board (the  "FASB") issued  Statement of Financial  Accounting  Standards  No. 133 as amended by FAS 138,  Accounting  for Derivative  Instruments and Hedging Activities  ("Statement 133"). Statement 133 provides  a  comprehensive  and  consistent  standard  for the  recognition  and measurement of derivatives  and hedging  activities.  The effective date of this statement  was  delayed  in June 1999  through  the  issuance  of  Statement  of Financial Accounting Standards No. 137 ("Statement 137"). The effective date has been  extended to fiscal  years  beginning  after June 15, 2000.  The implementation of FAS 133 has not had a material impact on the Company’s financial statements for the three months ending June 30, 2001.

DISCLOSURE REGARDING FORWARD—LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements appear in a number of places in this report and include all statements that are not historical facts.  Some of the forward-looking statements relate to the intent, belief or expectations of the Company and its management regarding the Company’s strategies and plans for operations and growth.  Other forward-looking statements relate to trends affecting the Company’s financial condition and results of operations, and the Company’s anticipated capital needs and expenditures.

Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of the impact of competition and competitive pricing, business conditions and growth in the industry, general and economic conditions, and other risks.  Investors should review the more detailed description of these and other possible risks contained in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.  Credit risks with respect to trade receivables are limited due to the diversity of customers comprising the Company’s customer base.  The Company purchases credit insurance for all significant open accounts and the Company performs ongoing credit evaluations and charges uncollectible amounts to operations when they are determined to be uncollectible.

PART II –  OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On June 20, 2001, the Company issued 30,000 shares of its common stock to Piedmont Consulting, Inc. (“Piedmont”) under the terms of a Consulting Agreement dated as of April 30, 2001.  The Company has agreed to grant Piedmont certain rights for the registration under the Securities Act of these shares.  The issuance of common stock was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, no public sale having been involved.

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s 2001 Annual Meeting of Stockholders was held on May 17, 2001.  The following votes for each proposal were as follows:

The following directors were elected for terms expiring at the 2002 Annual Meeting:

Proposal 1 – Election of Directors

	For	Against	Abstain

William M. Rychel	4,534,729	103,117	0
Thomas M. Mason	4,534,729	103,117	0
Steven J. Carnevale	4,534,729	103,117	0
Frank X. Dalton	4,534,729	103,117	0
Albert E. Sisto	4,534,729	103,117	0

Proposal 2 – Approval of Amendment to 1997 Stock Option Plan

	For	Against	Abstain

Proposal 2	4,447,796	182,150	7,900

Item 5.  Other Information

NOTIFICATION FROM NASDAQ THAT THE COMPANY’S SECURITIES WILL CONTINUE TO BE LISTED ON THE SMALLCAP MARKET

On June 20, 2001 the Company was notified by Nasdaq that the Nasdaq Listing Qualifications Panel determined to continue the listing of the Company’s securities on the Nasdaq SmallCap Market.  As a result,  the hearing file has been closed.  The notification further stated that the Company has evidenced compliance with all requirements for continued listing on the Nasdaq SmallCap Market over the long term.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits.
The following exhibits are filed as part of this Report.

Exhibit
Number	Description

10.1	Amended and Restated 1997 Stock Option Plan of the Company

10.2	Consulting Agreement dated April 30, 2001 between Tekgraf, Inc. and Piedmont Consulting, Inc.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 11th DAY OF AUGUST, 2001.

TEKGRAF, INC.

	SIGNATURE	Title

By:	/s/ William M. Rychel	Chief Executive Officer,
President and Director (principal
	William M. Rychel	executive officer)

By:	/s/ Thomas M. Mason	Chief Financial Officer
(principal financial and accounting
	Thomas M. Mason	officer and duly authorized officer
of the Registrant)

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	Amended and Restated 1997 Stock Option Plan of the Company

10.2	Consulting Agreement dated April 30, 2001 between Tekgraf, Inc. and Piedmont Consulting, Inc.