Form 10-Q
period 2001-09-30
TEKGRAF INC
filed 2001-11-14
CIK 1044167

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

 (Mark One)

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

            EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

                Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒ No: ☐

                The number of shares outstanding of the Registrant’s common stock, par value $.001,  as of November 11, 2001, the latest practicable date, was 4,956,535 shares.

TEKGRAF, INC.

PART I – FINANCIAL INFORMATION

TEKGRAF, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	September 30, 2001 (unaudited)
		December 31,
		2000
ASSETS
Current assets:
Cash and cash equivalents	$325	$491
Accounts receivable, less allowance for doubtful accounts of $398 and $512 at September 30, 2001 and December 31, 2000, respectively	8,163	17,882
Inventories, net	7,316	9,681
Prepaid expenses and other assets	490	431
Income taxes receivable	72	71
Total current assets	16,366	28,556

Property and equipment, net	3,490	2,822
Goodwill, net	1,989	2,128
Deferred income taxes	2,318	1,673
Other assets	99	91
Total assets	$24,262	$35,270

LIABILITIES

Current liabilities:
Current debt	$7,404	$11,142
Current note payable	263	1,705
Accounts payable	5,516	10,274
Accrued expenses	2,723	2,072
Contract obligation and deferred income	2,200	2,238
Total current liabilities	18,106	27,431

Total liabilities	18,106	27,431

Commitments and contingencies	0	0

STOCKHOLDERS' EQUITY

Class A Common Stock $.001 par value, 35,000,000 shares authorized; 4,956,535 shares issued and outstanding at September 30, 2001 and December 31, 2000	5	5
Preferred Stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at September 30, 2001 and December 31, 2000	0	0
Due from stockholder	(2,074)	(1,941)
Additional paid-in capital	19,521	19,521
Accumulated deficit	(11,296)	(9,746)

Total stockholders' equity	6,156	7,839

Total liabilities and stockholders' equity	$24,262	$35,270

The accompanying notes are an integral part of these consolidated financial statements.

TEKGRAF, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share amounts)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2001	September 30, 2000*	September 30, 2001	September 30, 2000*
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$16,566	$21,376	$54,098	$66,910
Cost of goods sold	13,777	18,598	45,194	57,060
Gross profit	2,789	2,778	8,904	9,850

Operating expenses:
Selling, general and administrative	3,448	3,515	9,612	11,161
Depreciation	242	132	572	357
Amortization of goodwill	47	45	140	140

Loss from continuing operations before interest and income taxes	(948)	(914)	(1,420)	(1,808)

Interest expense, net	351	55	775	174

Loss before benefit for income taxes	(1,299)	(969)	(2,195)	(1,982)

Benefit for income taxes	(360)	(342)	(645)	(664)

Loss from continuing operations	(939)	(627)	(1,550)	(1,318)

Loss from discontinued operations (net of tax benefit)	0	(44)	0	(85)

Net loss	$(939)	$(671)	$(1,550)	$(1,403)

Basic and diluted weighted average shares outstanding	4,956,535	6,161,664	4,982,618	6,161,664

Loss applicable to common shares:
Continuing operations	$(0.19)	$(0.10)	$(0.31)	$(0.21)
Discontinued operations	$(0.00)	$(0.01)	$(0.00)	$(0.02)
Net loss	$(0.19)	$(0.11)	$(0.31)	$(0.23)

*As reclassified for discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

TEKGRAF, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine months ended	Nine months ended
	September 30, 2001	September 30, 2000
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(1,550)	$(1,403)
Adjustments to reconcile net loss to
Cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	408	302
Provision /write-down of inventory	25	225
Imputed interest on note payable	62	0
Depreciation	572	359
Amortization and impairment of goodwill	139	140
Deferred taxes	(645)	(716)
Non-cash compensation for warrants and stock options	0	100
Changes in net assets and liabilities, net of acquisitions:
Accounts receivable	9,311	2,204
Inventories	2,340	3,761
Prepaid expenses and other assets	(67)	60
Accounts payable and accrued expenses	(4,107)	(6,212)
Deferred income and contract obligation	(38)	(983)
Income taxes	(1)	(49)
Total adjustments	7,999	(809)
Cash provided by (used in) operating activities	6,449	(2,212)

Cash flows from investing activities:
Purchase of property and equipment	(1,240)	(737)
Cash used in investing activities	(1,240)	(737)

Cash flows from financing activities:
Proceeds/(repayment) from debt, net	(3,738)	2,267
Loan to stockholder	(133)	5
Payments for Dissenters’ settlement	(1,504)	0
Cash provided by (used in) financing activities	(5,375)	2,272

Decrease in cash and cash equivalents	(166)	(677)
Cash and cash equivalents, beginning of year	491	1,704
Cash and cash equivalents, end of period	$325	$1,027

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended September 30, 2001 and the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2001.  For further information, refer to the consolidated financial statements and the footnotes included in the Form 10-K for the year ended December 31, 2000.

2.   INVENTORIES

Inventories, net of reserves, at September 30, 2001 and December 31, 2000 consist of the following:

	September 30,	December 31,
	2001	2000
	($ in thousands)	($ in thousands)
	(unaudited)
Service parts	$1,992	$1,970
Finished goods	5,324	7,711

Inventories, net	$7,316	$9,681

3.   NET LOSS PER COMMON SHARE

Basic and diluted net loss per common share are computed by dividing net loss by the weighted average number of common shares and common share equivalents outstanding during the period.  There were no common share equivalents that were dilutive during any of the periods presented.  At September 30, 2001, the basic and diluted weighted average shares were as follows:

Basic and diluted weighted average shares	4,956,535

4.   INCOME TAXES

The Company’s effective tax rate was a benefit of 27.5% and 35.3% for the three months ended September 30, 2001 and 2000, respectively.  The Company’s effective tax rate was a benefit of 29.4 % and 33.5% for the nine months ended September 30, 2001 and 2000, respectively.  The difference between the Company’s effective and statutory tax rates for those periods was primarily due to the amortization of non-deductible goodwill and state taxes, net of the federal benefit.

5.     CURRENT DEBT

The Company was out of compliance with certain covenants under its bank agreement, including the fixed charge coverage and leverage ratios, for the months ended August 31, September 30 and October 31, 2001 and has obtained a waiver from the bank.  In connection with the waiver, the Company has agreed that the financial covenants contained in the bank agreement will continue to be tested on a monthly basis.

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

The following table provides a roll forward of the liabilities incurred in connection with the 2000 and 2001 business restructuring.

($ in thousands)

	December 31, 2000	Three months ended September 30, 2001	Nine months ended September 30, 2001	September 30, 2001
Type of Cost	Balance	Activity	Activity	Balance
Employee Separations	$157	$(30)	$(117)	$40

Facility Closings	399	(95)	(289)	110
Total	$556	$(125)	$(406)	$150

For the three months and nine months ended September 30, 2001, restructuring reserve balances were reduced by $125,000 and $406,000, respectively.  Employee separations of $30,000 and $117,000 were charged against the restructuring reserve for the three months and nine months ended September 30, 2001, respectively.   Facility closings of $95,000 and $289,000 were charged against the restructuring reserve for the three months and nine months ended September 30, 2001, respectively.   The restructuring reserve balance is $150,000 as of September 30, 2001.

9.   SEGMENT DISCLOSURES

During the year ended December 31, 2000, the Company reevaluated its current segment reporting.  In previous years, the Company had three business units:  Graphics, Technology and Services.  The Company’s management now segments the business into three business units:  Channels, Centiv (POP) and Services.  All prior year results have been restated to be comparative to the current year’s results.  These business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made.  For the Channels Business net sales, no one customer accounted for more than 10% of the sales for the three months or nine months ended September 30, 2001 and September 30, 2000.  For the Centiv Business net sales, one customer accounted for 92% and 97% of the sales for the three months and nine months ended September 30, 2001 and September 30, 2000, respectively.  No customers accounted for more than 10% of net sales for the Services Business for three months and six months ended September 30, 2001, or the three months and nine months ended September 30, 2000.  International sales for all three business units were insignificant for the three months and nine months ended September 30, 2001 and the three months and nine months ended September 30, 2000.  The following segment information is for the three months and nine months ended September 30, 2001 and 2000:

	Three months ended		Nine months ended
	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000
		*As Restated		*As Restated
	($ in thousands)	($ in thousands)	($ in thousands)	($ in thousands)
Net sales:
Channels	$11,545	$17,409	$39,551	$52,908
Centiv (POP)	3,222	2,175	9,156	7,870
Services	2,032	2,082	6,297	6,827
Eliminations	(233)	(290)	(906)	(695)
Total net sales	$16,566	$21,376	$54,098	$66,910

Net sales from discontinued operations	$0	$1,770	$0	$5,972

Operating income (loss) from continuing operations:
Channels	$(521)	$(822)	$(205)	$(1,823)
Centiv (POP)	(498)	(170)	(1,431)	(645)
Services	62	78	216	660
Net loss from continuing operations before interest and income taxes	$(957)	$(914)	$(1,420)	$(1,808)

Total operating income (loss) for discontinued operations, net of tax	$0	$(44)	$0	$(85)

Identifiable assets:
Channels	$17,004	$24,207	$17,004	$24,207
Centiv (POP)	2,934	2,818	2,934	2,818
Services	4,324	4,039	4,324	4,039

Total identifiable assets	$24,262	$31,064	$24,262	$31,064

*    As restated for discontinued operations

10.   RECLASSIFICATIONS

Certain amounts in the September 30, 2000 financial statements have been reclassified to conform to the September 30, 2001 presentation.

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

The Company’s 2000 consolidated financial statements have been reclassified to report separately the results of operations for the Tekgraf Technology Services Division.  The operating results (in thousands) for the three months ended and nine months ended September 30, 2000 of the discontinued Tekgraf Technology Services Division consist of:

	Three months ended	Nine months ended
	September 30,	September 30,
	2000	2000
	($ in thousands)	($ in thousands)
	(unaudited)	(unaudited)
Net sales:	$1,770	$5,972

Loss from operations before income taxes	(71)	(137)
Benefit from income taxes	27	52

Loss from discontinued operations	$(44)	$(85)

12.   SUBSEQUENT EVENT – DEFINITIVE AGREEMENT TO SELL CHANNELS BUSINESS

On October 29, 2001, the Company announced that it had reached a definitive agreement to sell the assets of the Company’s Channels Business to SCB Acquisitions, LLC of Greenville, South Carolina, an investor group that includes an affiliate of the Company, for $7,905,000 in cash, subject to certain post closing adjustments plus the assumption of certain liabilities of the Channels Business Unit.  The sale is expected to be completed by November 30, 2001, and is contingent upon lender and Tekgraf shareholder approval as well as the ability of SCB Acquisitions, LLC to obtain financing on reasonably satisfactory terms and conditions.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related notes.

Overview

In 1997, Tekgraf, Inc. was created from a merger of five wholesale distributors specializing in computer graphics products and a manufacturer of personal computers and servers.  In 1998, the Company acquired three additional wholesale distribution companies and,  in 1999, acquired a field service company.  Tekgraf has integrated the businesses and distribution systems and has become a leader in the distribution of computer graphics technologies through value-added resellers, system integrators, retailers, mass merchandisers and direct marketers.

Utilizing the Company’s expertise in the computer graphics market and innovation, Tekgraf expanded its service offering to provide clients a unique opportunity to increase the visibility of their products at the retail level and make the greatest impact on the consumer through digital “Point-of-Purchase” (POP) merchandising.

Today, the Company is organized into three distinct business units:

•      Channels Business:  This division specializes in the value-added wholesale distribution of computer graphics technologies throughout North America.  The Company has entered into a definitive agreement to sell the assets of the Channels Business.  For more information, see Note 12 of “Notes to Consolidated Financial Statements.”

•      The Centiv Business:  This division offers digital merchandising services utilizing both Internet-based services and turnkey systems to retail and manufacturing customers who wish to produce high-resolution, full color posters, banners and other custom POP signage.

•      CalGraph Technology Services, Inc.:  This wholly owned subsidiary of Tekgraf is a leading provider of on-site service and preventative maintenance services specializing in wide-format printing devices.  CalGraph’s U.S. and Canadian service operations include field service technicians, customer support call center, component repair and refurbishment facilities and parts logistics.  The Company is currently exploring opportunities related to the disposition of the Calgraph Business although no decision has been made or agreement reached at this time.

As of October 31, 2000, the Company sold the assets of its Tekgraf Systems Business to a company controlled by a dissenting shareholder.

Three Months Ended September 30, 2001 Compared With Three Months Ended September 30, 2000

Continuing Operations:

Net Sales.  Total net sales from continuing operations decreased $4.8 million, or 22.5%, to $16.6 million for the three months ended September 30, 2001, compared to $21.4 million for the three months ending September 30, 2000.  The decrease in sales was primarily in the Channels Business due to the economic slowdown in the US economy for capital equipment purchases as well as a significant drop in sales volume in September following the terrorist attacks that occurred on September 11, 2001.  However, the net sales for the Centiv Business increased 48.1% to $3.2 million for the three months ended September 30, 2001, compared to $2.2 million for the three months ended September 30, 2000.  This increase is attributable to the Company’s strategic focus on the development and implementation of Centiv’s Instant Impact, a web-based, online digital merchandizing point-of-purchase solution for the custom signage business, as well as an increase in product offerings to Centiv’s customer base.

Gross Profit.  The gross profit as a percentage of sales improved 3.8% to 16.8% for the three months ended September 30, 2001 from 13.0% for the three months ended September 30, 2000.  The margin improvement relates to new higher margin product offerings in both the Channels and Centiv Businesses.  Despite the sales decline, gross profit from continuing operations remained constant at $2.8 million for the three months ended September 30, 2001 and 2000, respectively due to the margin improvement.

SG&A Expenses.  SG&A expenses from continuing operations decreased $48,000 or 1.4%  to $3.5 million for the three months ended September 30, 2001.  SG&A expenses as a percentage of sales were 20.9% and 16.4% for the three months ended September 30, 2001 and 2000, respectively.  The SG&A expenses for the three months ended September 30, 2001 includes $134,000 of one-time expense relating to staff reductions.  The staff reductions are expected to generate about $850,000 in annual expense savings.

Depreciation Expense.   Depreciation expense from continuing operations increased $100,000, or 75.8%, to $232,000 for the three months ended September 30, 2001, as compared to $132,000 for the three months ended September 30, 2000.  The increase is primarily due to the depreciation expense related to an enterprise wide financial and operational software package implemented during the second quarter of 2001.

 Amortization of Goodwill.  Amortization expense from continuing operations remained relatively constant at $47,000 for the three months ended September 30, 2001 and $45,000 for the three months ended September 30, 2000, respectively.

Interest Expense, net.  Interest expense from continuing operations increased $296,000 to $351,000 for the three months ended September 30, 2001, as compared to $55,000 for the three months ended September 30, 2000.  During the third quarter, the Company incurred a $200,000 waiver fee, which is included in the $351,000 for the period ending September 30, 2001.  The $200,000 relates to the Company not meeting certain financial covenants as outlined in the bank agreement.  See Note 5 of “Notes to Consolidated Financial Statements” for further information.  The additional $46,000 increase is due to the increase in the Company’s net debt from  $6.5 million as of September 30, 2000 to $7.4 million as of September 30, 2001.  However, the Company’s net debt, which is the Company’s bank debt and notes payable, minus cash,  has decreased $5.1 million or 41.1%, from $12.4 million as of December 31, 2000 to $7.3 million as of September 30, 2001.

Income Taxes.  The Company’s effective tax rate for continuing operations was a benefit of 27.5% for the three months ended September 30, 2001 compared to a benefit of 35.3% for the three months ended September 30, 2000.

Net Loss.  The Company’s net loss from continuing operations was $0.9 million for the three months ended September 30, 2001 as compared to a loss of $0.7 for the three months ended September 30, 2000.  The increase in net loss is due primarily to the $200,000 bank waiver fee and the increase in depreciation expense as discussed above.

Discontinued Operations:

The Company had a net after tax loss from discontinued operations of $44,000 for the three months ended September 30, 2000 relating to the Tekgraf Technology Systems Business.

Nine Months Ended September 30, 2001 Compared With Nine Months Ended September 30, 2000

Continuing Operations:

Net Sales.  Total net sales from continuing operations decreased $12.8 million, or 19.1%, to $54.1 million for the nine months ended September 30, 2001, compared to $66.9 million for the nine months ending September 30, 2000.  The decrease in sales was primarily in the Channels Business due to the economic slowdown in the US economy for capital equipment purchases as well as a strategic emphasis on selling higher margin products into the sales channel.  However, the net sales for the Centiv Business increased 16.3% to $9.2 million for the nine months ended September 30, 2001, compared to $7.9 million for the nine months ended September 30, 2000.  This increase is attributable to the Company’s strategic focus on the development and implementation of Centiv’s Instant Impact, a web-based, online digital merchandizing point-of-purchase solution for the custom signage business, as well as an increase in product offerings to Centiv’s customer base.

Gross Profit.  The gross profit as a percentage of sales improved 1.7% to 16.4% for the nine months ended September 30, 2001 from 14.7% for the nine months ended September 30, 2000.  The margin improvement relates to new higher margin product offerings in both the Channels and Centiv Businesses.  Gross profit from continuing operations decreased $1.0 million or 9.7% to $8.9 million for the nine months ended September 30, 2001 as compared to $9.0 million for the nine months ended September 30, 2000.

SG&A Expenses.  SG&A expenses from continuing operations decreased $1.6 million or 13.9% to $9.6 million for the nine months ended September 30, 2001 compared to $11.2 million for the nine months ended September 30, 2000.  SG&A expenses as a percentage of sales were 17.8% and 16.7% for the nine months ended September 30, 2001 and 2000, respectively.   The decrease in SG&A expenses relates to the cost-cutting measures the Company implemented during the fourth quarter of 2000 to reduce overhead expenses.  In addition, the prior year contained one-time unusual expenses associated with the settlement of legal disputes associated with the dissenting shareholder’s claim, relocation of the Company’s headquarters and the establishment of a new management team.  The SG&A expenses for the nine months ended September 30, 2001 includes $134,000 of one-time expense for staff reductions.  The staff reductions are expected to generate about $850,000 in annual expense savings.

Depreciation Expense.   Depreciation expense from continuing operations increased $215,000 or 60.2%, to $572,000 for the nine months ended September 30, 2001, as compared to $357,000 for the nine months ended September 30, 2000.  The increase relates to the Company implementing a new state of the art enterprise wide software package as well as web development of the Centiv Business’ new online digital merchandizing point-of-purchase for the custom signage business.

 Amortization of Goodwill.  Amortization expense from continuing operations remained constant at $140,000 for the nine months ended September 30, 2001 and September 30, 2000, respectively.

Interest Expense, net.  Interest expense from continuing operations increased $601,000 to $775,000 for the nine months ended September 30, 2001, as compared to $174,000 for the nine months ended September 30, 2000.  During the third quarter, the Company incurred a $200,000 waiver fee, which is included in the $775,000 for the period ending September 30, 2001.  The $200,000 relates to the Company not meeting certain financial covenants as outlined in the bank agreement.  See Note 5 of “Notes to Consolidated Financial Statements” for further information.  The Company’s net debt, which is the Company’s bank debt and notes payable, minus cash,  has decreased $5.1 million or 41.1%, from $12.4 million as of December 31, 2000 to $7.3 million as of September 30, 2001.

Income Taxes.  The Company’s effective tax rate for continuing operations was a benefit of 29.4% for the nine months ended September 30, 2001, compared to a benefit of 33.5% for the nine months ended September 30, 2000.

Net Loss.  The Company had a net loss from continuing operations of $1.6 million for the nine months ended September 30, 2001, as compared to a net loss of $1.3 million for the nine months ended September 30, 2000.

Discontinued Operations:

The Company had a net after tax loss from discontinued operations of $85,000 for the nine months ended September 30, 2000 relating to the Tekgraf Technology Systems Business.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated $6.4 million of cash from operations for the nine months ended September 30, 2001 compared to cash used of $2.2 million from operations for the nine months ended September 30, 2000.  During the nine months ended September 30, 2001, accounts receivable generated $9.3 million, inventory generated $2.3 million and accounts payable used $4.1 million.  Cash generated from accounts receivables was a result of improvement in the collection period as well as lower sales in the period.  Cash generated from inventory was due to management’s focus on reducing inventory levels.  The use of cash for accounts payable was for the payment to vendors relating to inventory purchases associated with the strong fourth quarter 2000 sales.

On September 30, 2001, the Company had a negative working capital of $1.7 million, compared to a positive  $1.1 million as of December 31, 2000.

For the nine months ended September 30, 2001 and September 30, 2000, the Company used $1.2 million and $0.7 million of cash, respectively, in investing activities due to the purchase of property and equipment.  The cash used for the nine months ended September 30, 2001 relates to the Company implementing a new state of the art enterprise wide software package as well as development costs related to the Centiv Business’ new on-line digital merchandizing systems for point-of-purchase customized signage.

For the nine months ended September 30, 2001, the Company used $5.4 million in financing activities to pay down the bank line of $3.7 million and pay to down $1.5 million on the note issued in connection with the settlement of the Dissenters’ Lawsuit (see Note 11 of Notes to Consolidated Financial Statements).   During the nine months ended September 30, 2001, the Company had borrowings of $49.6 million and repayments of $53.3 million under the outstanding bank loan.

The Company was out of compliance with certain covenants under its bank agreement, including the fixed charge coverage and leverage ratios, for the months ended August 31, September 30, and October 31, 2001 has obtained a waiver from the bank.  In connection with the waiver, the Company has agreed that the financial covenants contained in the bank agreement will continue to be tested on a monthly basis.

To complete the contemplated sale of the assets of the Channels Business, the Company must obtain the consent of the bank under its credit agreement and the release of outstanding security interests held by the bank in assets of the Channels Business.  The bank has consented to the sale and has agreed to release the security interests, subject to the Company’s repayment of a substantial portion of its indebtedness owing to the bank on the closing of the sale, the Company maintaining a $400,000 borrowing base availability until the consummation of the sale, and the amendment and restatement of the Company’s outstanding credit facility subsequent to the consummation of the sale.  After the sale of the Channels Business assets, the borrowing base under the Company’s credit agreement will be reduced accordingly.

The Company believes that its available funds together with its current and anticipated credit facilities will be adequate to satisfy its current and planned operations, including restructuring accruals, for at least the next 12  months.

On June 29, 2001, the Financial Accounting Standards Board (FASB) approved for issuance Statement of Accounting Standards No. 142, Goodwill and Other Intangible Assets.  The FASB issued these Statements on July 20, 2001.  Major provisions of this Statement include the following:

•      any negative goodwill remaining after reducing the carrying value of certain acquired assets to zero is recognized as an extraordinary gain

•      goodwill and those intangible assets that have indefinite lives are not amortized but are tested for impairment annually and whenever there is an impairment indicator.  In certain circumstances, goodwill impairment testing need not be done annually.  All acquired goodwill must be assigned to reporting units for purposes of impairment testing.

•      SFAS 142 is effective for fiscal years beginning after December 15, 2001.  Early adoption is permitted for companies with fiscal years beginning after March 15, 2001 but only if they have not issued their first quarter financial statements prior to adoption. Regardless of the full adoption date, the nonamortization provisions of SFAS 142 are effective for business combinations and other transactions completed after June 30, 2001.

•      the Statement also includes guidance on financial statement presentation and disclosures.

The Company will implement FAS 142 as of January 1, 2002.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

“Management’s Discussion and Analysis of Financial Condition and Results of Operations”, “Notes of Consolidated Financial Statements” and other sections of this report contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These statements appear in a number of places in this report and include all statements that are not historical facts.  Some of the forward-looking statements relate to the intent, belief or expectations of the Company and its management regarding the Company’s strategies and plans for operations and growth.  Other forward-looking statements relate to trends affecting the Company’s financial condition and results of operations, and the Company’s anticipated capital needs and expenditures.

Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of the impact of events following from the September 11, 2001 terrorist attacks, the impact of competition and competitive pricing, business conditions and growth in the industry, general and economic conditions, and other risks.  Investors should review the more detailed description of these and other possible risks contained in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K.  Unless otherwise required by applicable securities laws, the Company disclaims any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II –  OTHER INFORMATION

Item 2.    Changes in Securities and Use of Proceeds

The Company will issue 30,000 shares of common stock if the Company’s stock price is $1.50 for 10 consecutive business days and warrants the purchase of up to 60,000 shares of common stock to Piedmont Consulting, Inc. (“Piedmont”) under the terms of a Consulting Agreement dated as of July 3, 2001. The warrants are exercisable at $1.15 per share and expire in two years. The Company has agreed to grant Piedmont certain rights for the registration under the Securities Act of 1933, as amended, of these shares. The issuance of common stock was exempt from registration under the Securities Act by virtue of Section 4(2) thereof, no public sale having been involved.

Item 6	Exhibits and Reports on Form 8-K

	(a)	Exhibits.
.		The following exhibits are filed as part of this Report

Exhibit Number
Description

10.1		Consulting Agreement dated July 3, 2001 between Tekgraf, Inc. and Piedmont Consulting, Inc.

2.1

Asset Purchase and Sale Agreement, dated as of October 29, 2001, between the Company and SCB Acquisitions, LLC.  The exhibits and schedules to the Agreement have been omitted, but the Company undertakes to furnish a copy of any exhibit or schedule to the Securities and Exchange Commission upon request (Filed as Appendix A to the Company’s Proxy Statement filed on October 29, 2001 and incorporated herein by reference)

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 13th DAY OF NOVEMBER, 2001.

TEKGRAF, INC.

	SIGNATURE	Title

By:	/s/ William M. Rychel	Chief Executive Officer,
	William M. Rychel	President and Director (principal
executive officer)

By:	/s/ Thomas M. Mason	Chief Financial Officer
	Thomas M. Mason	(principal financial and accounting officer and duly authorized officer of the Registrant)

INDEX OF EXHIBITS

Exhibit
Number	Description

10.1	Consulting Agreement dated July 3, 2001 between Tekgraf, Inc. and Piedmont Consulting, Inc.

2.1

Asset Purchase and Sale Agreement, dated as of October 29, 2001, between the Company and SCB Acquisitions, LLC.  The exhibits and schedules to the Agreement have been omitted, but the Company undertakes to furnish a copy of any exhibit or schedule to the Securities and Exchange Commission upon request (Filed as Appendix A to the Company’s Proxy Statement filed on October 29, 2001 and incorporated herein by reference).