Form 10-K405
period 2001-12-31
CENTIV INC
filed 2002-04-01
CIK 1044167

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 000-23221

CENTIV, INC.
(Exact name of Registrant as specified in its charter)

Georgia (State or other jurisdiction of incorporation or organization)	58-2033795 (IRS Employer Identification Number)
998 Forest Edge Drive, Vernon Hills, Illinois 60061 (Address of Principal Executive Offices, including Zip Code)

(847) 876-8300
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Class A Common Stock, $.001 par value
and
Warrants to purchase Class A Common Stock, $8.40 exercise price
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the Class A Common Stock held by non-affiliates of the registrant was $4,046,517 at March 19, 2002.

        The number of shares of Class A Common Stock outstanding as of March 26, 2002 was 4,956,535.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the registrant's Definitive Proxy statement for the 2002 Annual Meeting of Stockholders of Centiv, Inc. are incorporated by reference into Part III of this Report.

CENTIV, INC.
TABLE OF CONTENTS

ITEM 1. BUSINESS.

Overview/History

        In 1997, Centiv, Inc. was created from a merger of five wholesale distributors specializing in computer graphics products and a manufacturer of personal computers and servers. In 1998, the Company acquired three additional wholesale distribution companies, and, in 1999, acquired a field service company, Calgraph Technology Services, Inc. The Company integrated the businesses and distribution systems and became a leader in the distribution of computer graphics technologies through value-added resellers, system integrators, retailers, mass merchandisers and direct marketers.

        Utilizing its expertise in the computer graphics market and innovation, Centiv expanded its service offering to provide clients a unique opportunity to increase the visibility of products at the retail level and make the greatest impact on the consumer through digital "Point-of-Purchase" (POP) merchandising.

        During 2001, the Company decided to focus on and dedicate its resources to its POP business. To further that goal, in December 2001, the Company sold its Channels Business and, effective January 31, 2002, sold Calgraph Technology Services, Inc. During most of 2001, however, the Company was organized into three distinct business units:

  •
  Centiv (POP) Business: Centiv offers web services for consumer brand companies to manage their in-store and on-premise point-of-purchase (POP) process. The final product is high quality digitally produced signage that is mass customized for the unique requirements of each retail location.

  •
  CalGraph Technology Services, Inc.: Formerly a wholly owned subsidiary of the Company, Calgraph was a provider of on-site service and preventative maintenance services specializing in wide-format printing devices. CalGraph's U.S. and Canadian service operations included field service technicians, customer support call center, component repair and refurbishment facilities and parts logistics. The Company sold this business effective January 31, 2002.

  •
  Channels Business: While part of the Company, this division specialized in the value-added wholesale distribution of computer graphics technologies throughout North America. The Company sold this business effective December 31, 2001.

Strategy

        The Company's strategy for the Centiv Business is to offer web services for consumer brand companies to manage their in-store and on-premise point-of-purchase (POP) process. The final product is high quality digitally produced signage that is mass customized for the unique requirements of each retail location. Using Internet technology as the access medium, the Company offers these customers on-demand, mass customized digitally produced point-of-purchase signs and advertising materials for use in in-store or on-premise marketing. This results in faster, more effective point of purchase campaigns and allows our customers to protect and enhance their brand image.

The Company's Divisions and Products

        During 2001, we decided to focus on and dedicate our resources to our Centiv (POP) Business. We sold our Channels Business effective December 31, 2001, and we sold Calgraph Technology Services, Inc. effective January 31, 2002. During most of 2001, however, the Company consisted of three operating segments:

  •
  Centiv (POP) Business Unit

  •
  CalGraph Technology Services, Inc., a wholly owned subsidiary of the Company.

  •
  Channels Business Unit, which is reported as discontinued operations.

        See Note 18 of Notes to Consolidated Financial Statements for segment financial information.

Centiv (POP) Business Unit

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

        Recent advances in software and hardware have created a new market for customized POP signage using display graphics printers, software and media. This technology allows retailers and wholesalers to quickly and easily create, print and display retail signs that are more responsive to their needs in full color with photo-realistic quality.

        During 1998, as part of its key strategic objectives, the Company was engaged by a major beverage manufacturer to design, implement, and support a customized POP sign-making system, which allows the beverage manufacturer to quickly make POP signs without the use of highly trained, dedicated personnel. The Company provides product research and development, training, installation, and technical support for the beverage manufacturers' distributors. The Company also provides outsource fulfillment of inks and media used in the sign-making process.

        In 1999, the Company expanded the digital point of purchase signage business by introducing a national initiative designed to engage up to 40 resellers in 2000. In partnership with some strategic Value Added Reseller (VAR) customers and suppliers, the Company attempted to expand its customer base in the POP market to include a wide range of retailers, including supermarkets, department stores, drug chains, and large manufacturers of consumer products who rely heavily upon the retail marketplace. That effort, while it was successful in engaging over 30 VAR customers to pursue the POP market, failed to achieve the anticipated results. The Company terminated the program to target the POP market using indirect VARs in October 2000.

        Centiv is now focused on providing these services directly to the corporate POP market utilizing a direct sales force. During the years ended December 31, 2001, 2000 and 1999, the revenues of the POP Business Unit accounted for 63%, 64% and 76%, respectively, of the Company's total net revenues from continuing operations. For the years ended December 31, 2001 and 2000, the operating loss of the Centiv (POP) Business Unit accounted for 92% and 61%, respectively, of the Company's operating loss. For the year ended December 31, 1999, the Centiv (POP) Business Unit accounted for 117% of the Company's operating profit. The identifiable assets of the Centiv (POP) Business Unit accounted for 26%, 49% and 31% of the Company's total identifiable assets as of December 31, 2001, 2000 and 1999, respectively.

        For the Centiv (POP) Business, no customers accounted for more than 10% of the sales for the year ended December 31, 2001. For the years ended December 31, 2000 and 1999, one customer accounted for 97% and 80%, respectively, of net sales. International sales were insignificant for the years ended December 31, 2001, 2000 and 1999.

Products and Markets

        The POP Business Unit's products include web services for consumer brand companies to manage their in-store and on-premise POP process. The final product is high quality digitally produced signage that is mass customized for the unique requirements of each retail location.

        The merchandising solution uses an on-line, Internet-based interface that allows customers to create and order customized digital promotions using a standard Web browser. Customers have the option of having their signs printed at a central print facility owned and operated by Centiv, or they may print locally at various print devices connected to their local computer. This Internet-based solution provides a closed-loop information feedback that allows corporate customers to use this information to measure the effectiveness of their retail campaigns and promotions at the regional or national level.

        The Internet-based on-demand POP approach offers traditional retailer marketers an entirely new way to individually customize various forms of signage used in the retail environment. This solution allows clients to increase their brand awareness, closely control and monitor their brand image and digital assets and project a consistent message nationally while allowing local customization.

        This proven solution helps customers to gain market share and increase sales. Additionally, this technology provides quicker turnarounds that enable clients and merchants to preview signage on-line and either print at their location or have them delivered within two business days. This system allows clients to launch new promotions instantly and better react to changing consumer trends.

        The Company intends to pursue cross-marketing and co-marketing agreements with companies that serve retail and manufacturing sector as well as potential opportunities to license its Internet technology and print center services.

Calgraph Technology Services, Inc.

General

        CalGraph Technology Services Inc., which was sold effective January 31, 2002, was headquartered in Fullerton, California and operated as an independent wholly owned subsidiary of the Company. The Company acquired CalGraph from CalComp Technology Inc. on April 1, 1999. CalGraph U.S. and Canadian service and support operations had 31 years of return to depot, component repair, refurbishment, on-site field service, call center, world-wide parts logistics, installation and training experience in servicing and supporting large format printers, plotters and scanners.

        The U.S. and Canadian service operations included field service technicians and support personnel in the Company's Technical Support Call Center and field dispatch operations in Fullerton, California. Also located in Fullerton were our component repair and refurbishment and parts warehousing facilities.

        During the years ended December 31, 2001, 2000 and 1999, the revenues of the CalGraph Business Unit accounted for 41%, 38% and 24%, respectively, of the Company's total revenues. For the years ended December 31, 2001 and 2000, the CalGraph Business Unit had an operating profit while the Company, as a whole, had an operating loss. For the year ended December 31, 1999, the CalGraph Business Unit accounted for 2% of the Company's operating profit. The identifiable assets of the CalGraph Business Unit accounted for 35%, 29%, and 46% of the Company's total identifiable assets as of December 31, 2001, 2000 and 1999, respectively.

        There were no customers of CalGraph Technology Services, Inc. that accounted for more than 10% of the Company's net sales for the years ended December 31, 2001, 2000 and 1999. International sales were insignificant for the years ended December 31, 2001, 2000 and 1999.

Products and Markets

        CalGraph Technology Services Inc. product offerings included customer on-site capabilities consisting of break-fix service repair, installation, training, de-installation, re-packaging and relocation of computer graphics equipment, specializing in large format printers, plotters and scanners. CalGraph had a 31-year history of providing on-site delivery capabilities in the 48 contiguous United States and Canada with 24 hour priority next business day response. CalGraph provided same day service response in key metropolitan cites. In addition, CalGraph provided on-site installation and training on a worldwide basis for large format digital POP systems.

        CalGraph had a solid and experienced base upon which to expand into a world-class third-party services provider. CalGraph formed relationships with other OEM graphics products manufacturers to provide maintenance and repair service operations in the U.S. and Canada. Those OEM manufacturers include Canon, Hewlett-Packard, Vidar, Barco, Oce, Seiko, DuPont, Fuji, Epson of America, and other leaders in the large format and prepress markets.

        CalGraph had installed a state of the art call dispatch and customer service system to allow customers to open and track the status of each service call via the Internet. This system also allowed a manufacturer to open a service call remotely on our system through internet-based links.

The Channels Business Unit

        The Channels Business Unit, sold in December 2001, specialized in the wholesale distribution of computer graphics technologies through a network of 1,250 resellers in North America. This Unit operated in three vertical markets—display graphics, digital prepress and electronic drawing management systems (EDMS). The products sold by this Business Unit included printers, scanners, proofing devices, film image setters, and other products that are typically used for large format display graphics, digital prepress, presentation graphics, color desktop publishing, digital imaging, electronic drawing management, computer-aided design and other emerging computer graphics technologies markets. The Channels Business Unit provided computer graphics manufacturers with a nationwide distribution channel with the value-added benefit of local technical sales and support personnel.

Backlog

        The Company does not have significant backlog due to the fact that the Centiv Business Unit is able to integrate and deliver products generally within a few days of order receipt and long-term contracts to supply products have not been entered into with customers (the Company assembles and sells products on the basis of individual purchase orders as and when received). CalGraph Technology Service, Inc. provided service typically under a service contract that was invoiced in advance of the service period. As of December 31, 2001, deferred service revenue representing billing of service contracts in advance of providing the service was $2.1 million. Excluding deferred service revenue, the backlog at the beginning of a quarter may not represent a significant percentage of the products to be sold in that quarter. Therefore, management does not consider order backlog a significant indicator of the Company's future revenues.

Competition

        While our Centiv Business Unit does not have any direct competition today for its entire range of products, there are certain potential competitors who are focused on portions of the Centiv Business Unit's products and could represent competition at some future date. Specifically, in the turn-key field deployed POP print systems, the principal competition potentially comes from highly specialized

Value Added Resellers. Other companies that represent potential competition in the Corporate POP market include Insignia Systems, Inc. (Nasdaq: ISIG) and Catalina Marketing (NYSE: POS).

        CalGraph Technology Services, Inc. competed primarily with third-party service providers and manufacturers' own service organizations. The Company typically maintained agreements with manufacturers to provide the service for the product.

        Our Channels Business Unit competed primarily with OEM equipment manufacturers that either utilized an in-house sales force to market their products to resellers and end-users or the services of large, national fulfillment distributors.

Intellectual Property

        On March 21, 2001, the Company filed a patent application with the United States Patent and Trademark Office relating to our sign creation and delivery management system for creating POP signage. The Centiv business will market and sell this system, which allows a user access to an information database for selecting sign templates, inputting data for the sign templates and selecting signage products for production of the sign templates. The user can then order the created sign templates having data input and selected signage products for delivery to the user.

        Centiv seeks to protect trade secrets and proprietary know-how, in part, by confidentiality agreements with employees, consultants, advisors and others. There can be no assurance that such employees, consultants, advisors or others will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary know-how of the Company will not otherwise become known or be independently developed by competitors in such a manner that the Company will have no practical recourse.

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

        If we are unable for technological or other reasons to develop products in a timely manner in response to changes in the industry, or if products or product enhancements that the Company develops do not achieve market acceptance, the Company's business will be materially and adversely affected.

Employees

        The Company had a total of 108 full-time and three part-time employees as of December 31, 2001. The breakout of employees by segment is: (i) 31 full-time employees in the Centiv POP Business Unit and (ii) 77 full-time employees in the CalGraph Technology Services Business Unit. Following the sale of Calgraph Technology Services effective January 31, 2002, we had 31 full-time employees.

        The Company's employees are not represented by a labor union and the Company believes that relations with employees are satisfactory.

ITEM 2. PROPERTIES.

        The table below sets forth certain information with respect to leased properties, which represent Centiv and Calgraph Technology Services locations unless otherwise noted:

Lease Terms:

Location	Approximate Square Footage	Expiration Date
998 Forest Edge Drive Vernon Hills, Illinois (Corporate Headquarters)	20,000	5/31/08
577 Burning Tree Drive Fullerton, California (CalGraph Headquarters)(1)	30,000	6/01/04
30 Whitmore Road Woodbridge, Ontario, Canada (CalGraph Technology Services)(1)	3,000	7/31/02
645 Hembree Parkway Roswell, Georgia(2)	10,447	4/30/02
444 North Frederick Avenue Gaithersburg, Maryland(3)	3,160	7/31/02
720 Corporate Woods Parkway Vernon Hills, Illinois(4)	25,382	9/30/02
980 Corporate Woods Parkway Vernon Hills, Illinois(4)	14,935	9/30/02

(1)
The Calgraph Technology Services business was sold effective as of January 31, 2002 (See Note 16 of Notes to Consolidated Financial Statements). The lease obligations were transferred with the sale.

(2)
The Company no longer operates out of this facility. This location was closed as part of the 2000 Channels Business consolidation.

(3)
The Company no longer operates out of this facility. This location was closed as part of the 2000 Channels Business consolidation. The property is being subleased.

(4)
The Company no longer operates out of this facility. As part of the sale of the Channels Business (See Note 15 of Notes to Consolidated Financial Statements), the Company assumed 25% of the base rent and associated expenses for the term of the lease.

ITEM 3. LEGAL PROCEEDINGS.

        The Company is involved in certain claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of the claims are uncertain, in the aggregate, they are not likely to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        On December 31, 2001, the Company held a special meeting of its shareholders for the purpose of approving the sale of substantially all of the operating assets of its Channels Business to TK Acquisition Corporation in exchange for a purchase price of $7,905,000 in cash, subject to post-closing adjustments, and the assumption by TK Acquisition of some of the liabilities associated with the Channels Business and, in connection with that sale, the change of the Company's corporate name from Tekgraf, Inc. to Centiv, Inc.

        At that special meeting there were 2,928,537 votes cast in favor of that sale, 10,800 votes cast against the sale, 0 abstentions and 0 broker non-votes. Accordingly, the sale was approved by the Company's shareholders.

PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Delisting from the Nasdaq SmallCap Market for Warrants

        In February 2001, the Company received notice from the Nasdaq Stock Market that Nasdaq had determined that the Company's Warrants to purchase common stock, issued in connection with the Company's initial public offering, no longer met the requirements for listing on Nasdaq's SmallCap Market. As a result, Nasdaq delisted the Warrants from the Nasdaq SmallCap Market at the opening of business on February 28, 2001.

Public Market for Common Stock

        The Company's common stock is quoted on the Nasdaq SmallCap Market under the symbol "CNTV." The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq SmallCap Market.

2000	High	Low
1st Quarter	$5.00	$1.38
2nd Quarter	2.50	1.06
3rd Quarter	1.63	1.06
4th Quarter	1.06	.47
2001	High	Low
1st Quarter	$.99	$.38
2nd Quarter	1.30	.38
3rd Quarter	1.70	.80
4th Quarter	1.40	.81

Holders

        As of March 19, 2002, there were approximately 42 holders of record of the Common Stock.

Dividends

        The Company has applied and intends to continue to apply any retained and current earnings toward the development of its business and to finance the growth of the Company. Consequently, the Company currently does not anticipate paying cash dividends on common stock in the foreseeable future. See "Management's Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources."

        In addition, the Company may not pay any cash dividends on its common stock unless it has paid dividends on all outstanding shares of its Series A Preferred Stock, which share were issued in a private placement transaction on March 28, 2002. See Note 17 of Notes to the Consolidated Financial Statements. Unless previously converted, dividends on this preferred stock will begin to accrue on March 31, 2003 at an annual rate equal to 8% of the purchase price of that preferred stock.

Recent Issuances of Unregistered Securities

        On October 12, 2001, the Company issued warrants to purchase up to 12,000 shares of common stock to Selling Dynamics, L.L.C. in partial payment for consulting services. The warrants are exercisable at $1.00 per share and expire in 2 years. The issuance was exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, no public sale having been involved.

ITEM 6. SELECTED FINANCIAL DATA.

SELECTED FINANCIAL AND OPERATING DATA

        The financial information presented below represents selected historical data for the Company. The following selected financial and operating data presented by the Company should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Results of Operations and Financial Condition." The financial results of the Channels Business have been reflected as discontinued operations and the prior year financial statements have been restated to conform to the December 31, 2001 presentation.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands, except per share data)
Statement of Operations Data:
Net Sales	$19,793	$23,850	$22,370	$8,134	$0
Cost of goods sold	16,013	18,964	15,562	5,941	0

Gross profit	3,780	4,886	6,808	2,193	0
Operating expenses:
Selling, general and Administrative	5,368	5,436	4,274	1,199	0
Depreciation	575	200	185	50	0
Restructuring charges	0	0	445	0	0

Operating income (loss)	(2,163)	(750)	1,904	944	0
Interest expense	872	375	157	37	0

Income (loss) before taxes	(3,035)	(1,125)	1,747	907	0
Provision (benefit) for income taxes	783	(332)	746	380	0

Income/ (Loss) from continuing operations	(3,818)	(793)	1,001	527	0
Gain/(loss) from discontinued operations, net of tax	(3,081)	(1,541)	(8,119)	(436)	(393)

Net income (loss)	$(6,899)	$(2,334)	$(7,118)	$91	$(393)

Basic and diluted weighted average shares outstanding	4,976,024	6,130,366	6,161,664	5,889,459	2,581,441

Basic and diluted loss applicable to common shares:
Continuing operations	$(0.77)	$(0.13)	$0.16	$0.09	$0.00
Discontinued operations	(0.62)	(0.25)	(1.32)	(0.07)	(0.15)

Net income (loss)	$(1.39)	$(0.38)	$(1.16)	$0.02	$(0.15)

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(in thousands)
Balance Sheet Data:
Working capital	$(2,201)	$2,461	$9,289	$4,841	$7,977
Net assets, discontinued operations	0	14,217	12,422	16,917	12,079
Total assets	9,144	35,270	37,340	24,965	20,679
Current debt	795	11,142	4,264	720	36
Shareholders' equity
Due from stockholders	(2,366)	(1,941)	(1,780)	(608)	(150)
Other	2,978	9,780	15,151	22,270	20,206

Total stockholders' equity	612	7,839	13,371	21,662	20,056

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

        The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related notes.

Overview

        In 1997, Centiv, Inc. was created from a merger of five wholesale distributors specializing in computer graphics products and a manufacturer of personal computers and servers. In 1998, the Company acquired three additional wholesale distribution companies, and in 1999, acquired a field service company, Calgraph Technology Services, Inc. The Company integrated the businesses and distribution systems and became a leader in the distribution of computer graphics technologies through value-added resellers, system integrators, retailers, mass merchandisers and direct marketers.

        Utilizing its expertise in the computer graphics market and innovation, Centiv expanded its service offering to provide clients a unique opportunity to increase the visibility of their products at the retail level and make the greatest impact on the consumer through digital "Point-of-Purchase" (POP) merchandising.

        During 2001, the Company decided to focus on and dedicate its resources to its POP business. To further that goal, in December 2001, the Company sold our Channels Business and, effective January 31, 2002, sold Calgraph Technology Services, Inc. During most of 2001, however, the Company was organized into three distinct business units:

  •
  Centiv (POP) Business: Centiv offers web services for consumer brand companies to manage their in-store and on-premise point-of-purchase (POP) process. The final product is high quality digitally produced signage that is mass customized for the unique requirements of each retail location.

  •
  CalGraph Technology Services, Inc.: Formerly a wholly owned subsidiary of the Company, Calgraph was a provider of on-site service and preventative maintenance services specializing in wide-format printing devices. CalGraph's U.S. and Canadian service operations included field service technicians, customer support call center, component repair and refurbishment facilities and parts logistics. The Company sold this business effective January 31, 2002.

  •
  Channels Business: While part of the Company, this division specialized in the value-added wholesale distribution of computer graphics technologies throughout North America. The Company sold this business effective December 31, 2001.

Results of Operations

        Net sales reflect the sale of the Company's products, net of allowances for returns and other adjustments. Sales for the Centiv (POP) business are generated from the sale of products and services primarily in the United States. CalGraph Technology Services sales are generated from the maintenance and repair of products in the United States. and Canada and the sale of printer and plotter parts on an international basis.

        Cost of goods sold consists primarily of product costs, freight charges, direct costs and associated overhead with providing services performed by the Company for its customers.

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

        Interest expense includes costs and expenses associated with working capital indebtedness, as evidenced by outstanding balances on the Company's current credit facilities, offset by interest income associated with loans to shareholders.

        In previous years, the Company had three business units: Channels, Centiv (POP) and CalGraph Technology Services. As discussed in Note 15 of the Notes to Consolidated Financial Statements, the Channels Business was sold as of December 31, 2001. The Company now segments the business into two business units: Centiv and CalGraph Technology Services. Certain corporate expenses and assets have not been allocated to the individual business segments. All prior year results have been restated to be comparative to the current year's results.

        The Centiv and Services business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made. For the Centiv Business, no customers accounted for more than 10% of the sales for the year ended December 31, 2001. For the years ended December 31, 2000 and 1999, one customer accounted for 97% and 80%, respectively, of net sales for the Centiv Business. No customers accounted for more than 10% of net sales for the CalGraph Technology Services Business for each of the years ended December 31, 2001, 2000 and 1999. International sales for both divisions were insignificant for each of the years ended December 31, 2001, 2000 and 1999.

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000.

        Net Sales.    Net sales from continuing operations decreased $4.1 million, or 17.0%, to $19.8 million for the year ended December 31, 2001 compared to $23.9 million for the year ended December 31, 2000.

        The Centiv Business net sales decreased $2.8 million, or 18.4%, to $12.4 million for the year ended December 31, 2001 compared to $15.2 million for the year ended December 31, 2000. The decline is attributable to a $4.2 million equipment upgrade program in the fourth quarter of 2000. This was a one-time upgrade of several customers' POP systems used in the printing of custom signage.

Excluding the $4.2 million upgrade, the Centiv Business sales grew $1.4 million, or 12.6%, to $12.4 million for the year ended December 31, 2001 compared to $11.0 million for the year ended December 31, 2000.

        The net sales from Calgraph Technology Services decreased $1.0, or 11.3%, to $8.1 million for the year ended December 31, 2001 compared to $9.1 for the year ended December 31, 2000. The decrease in net sales is due to the decline in the number of units being serviced.

        Gross Profit.    Gross profit from continuing operations decreased $1.1 million, or 22.6% to $3.8 million for the year ended December 31, 2001 compared to $4.9 million for the year ended December 31, 2000. The gross profit decline was primarily as a result of the revenue decline as well as the higher cost of servicing a lower number of units for the Calgraph Technology Services business.

        Despite the revenue decline of $2.8 million, gross profit for the Centiv Business decreased only $57,000, or 2.2%, to $2.4 million for the year ended December 31, 2001 compared to $2.5 million for the year ended December 31, 2000. Gross profit as a percentage of sales for the Centiv Business increased to 19.7% for the year ended December 31, 2001 compared to 16.4% for the year ended December 31, 2001. The increase in gross profit as a percentage to sales is attributable to the lower margin upgrade program that occurred during 2000 as well as a higher margin product offering for the year ended December 31, 2001.

        Gross profit for Calgraph Technology Services decreased $1.0 million, or 44.4%, to $1.3 million for the year ended December 31, 2001 compared to $2.3 million for the year ended December 31, 2000. Gross profit as a percentage of sales for the Calgraph Technology Services Business decreased to 16.9% for the year ended December 31, 2001 compared to 25.8% for the year ended December 31, 2000. The decrease in gross profit is due to the decline in net sales without a corresponding reduction in the cost in field service expenses as the Company needed to maintain the service representatives to support the service contracts.

        SG&A Expenses.    SG&A expenses from continuing operations decreased $79,000, or 1.4%, to $5.3 million for the year ended December 31, 2001 compared to $5.4 million for the year ended December 31, 2000. SG&A expenses as a percentage of sales were 27.1% and 22.8% for the years ended December 31, 2001 and 2000, respectively. SG&A expenses for the period ending December 31, 2001 include expenses of approximately $2.2 million relating to the product launch of Centiv's web enabled custom signage order entry and fulfillment system.

        Depreciation Expense.    Depreciation expense from continuing operations increased $375,000, or 188%, to $575,000 for the year ended December 31, 2001, compared to $200,000 for the year ended December 31, 2000. The increase is due to new financial software packaged that was implemented during 2001. The increase is also due to the web enabled customer signage order entry and fulfillment center that was placed in operation during 2001.

        Interest Expense.    Net interest expense from continuing operations increased $497,000 to $872,000 for year ended December 31, 2001 compared to $375,000 for the year ended December 31, 2000. The increase in interest expense relates to the Company having a higher average bank debt for the year ended December 31, 2001 compared to the average bank debt for the year ended December 31, 2000. However, the Company reduced the bank debt to $795,000 as of December 31, 2001 from $11.1 million as of December 31, 2000 due to strong working capital management as well as using the proceeds from the sale of the Channels Business. During the year ended December 31, 2001, the Company also paid off a $1.8 million note issued to certain dissenting shareholders in connection with the settlement of a dissenters' claim in 2000. The Company anticipates that interest expense for 2002 will be significantly reduced due to the pay down of the bank debt and the pay off the dissenter's note payable during 2001 as well as the private capital investment of $2.2 million, which occurred during the first quarter of 2002.

        Benefit for Income Taxes.    The Company's effective tax rate from continuing operations was a tax provision of 16.3% for the year ended December 31, 2001 as compared to tax benefit of 32.5% for the year ended December 31, 2000. The Company recorded a valuation reserve against the deferred income tax asset of $2.1 million for the year ended December 31, 2001. The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. At December 31, 2001, the Company had net operating loss carryforwards of approximately $5.3 million expiring in various years through 2021. The difference between the Company's effective and statutory tax rates was primarily due to the valuation reserve for the deferred tax asset, the amortization of non-deductible goodwill and to state taxes, net of the federal benefit.

        Loss from Continuing Operations.    Loss from continuing operations increased $3.0 million to a loss of $3.8 million for the year ended December 31, 2001 compared to a loss of $793,000 for the year ended December 31, 2000. This increase is attributable to the valuation reserve of $2.1 million for the Company's net loss carry forward recorded for the year ended December 31, 2001, an increase in depreciation expense of $375,000 during 2001 and an increase in interest expense of $497,000 during 2001.

        Discontinued Operations.    Net sales from discontinued operations decreased $30.2 million, or 38.4%, to $48.4 million for the year ended December 31, 2001 compared to $78.6 million for the year ended December 31, 2000. Of the decrease of $30.2 million in net sales, $23.4 million relates to the Channels Business, which was sold on December 31, 2001, and $6.8 million relates to the Tekgraf Systems Division, which was divested on October 31, 2000 as part of the dissenter's settlement mentioned above.

        Gross profit from discontinued operations decreased $2.5 million, or 26.0%, to $7.1 million for the year ended December 31, 2001 compared to $9.5 million for the year ended December 31, 2000.

        Loss from discontinued operations for the year ended December 31, 2001 of $3.1 million is comprised of a loss from operations of the Channels Business of $0.7 million and a loss on the sale of the Channels Business of $2.4 million. The loss on the sale of the Channels Business included the write off of goodwill of $1.9 million and the write off of the deferred tax asset of $184,000 for the year ended December 31, 2001.

        Net Loss.    Net loss increased $4.6 million to a net loss of $6.9 million for the year ended December 31, 2001 compared to a net loss of $2.3 million for the year ended December 31, 2000. The increase in net loss is attributable to the valuation reserve against the Company's net operating loss carry forward that was recorded for the year ended December 31, 2001 and the loss on the sale of the Channels Business.

        Basic and Diluted Loss Applicable to Common Shares.    Loss applicable to common shares increased $1.01 to a loss of $1.39 for the year ended December 31, 2001 compared to a loss of $0.38 for the year ended December 31, 2000. The net loss applicable to common shares from continuing operations increased $0.64 to a loss of $0.77 for the year ended December 31, 2001 compared to a loss of $0.13 for the year ended December 31, 2000. The net loss applicable to common shares from discontinued operations increased $0.37 to a loss of $0.62 for the year ended December 31, 2001 compared to loss of $0.25 for the year ended December 31, 2000.

Year Ended December 31, 2000 Compared With Year Ended December 31, 1999.

        Net Sales.    Net sales from continuing operations increased $1.5 million, or 6.6%, to $23.9 million for the year ended December 31, 2000 compared to $22.4 million for the year ended December 31, 1999.

        The Centiv Business net sales decreased $1.7 million, or 9.9%, to $15.2 million for the year ended December 31, 2000 compared to $16.9 million for the year ended December 31, 1999. The decrease in net sales is attributable to a decrease in equipment sales for the year ended December 31, 2000, as the prior year contained sales relating to the installation of new POP systems.

        The CalGraph Technology Services Business net sales increased $3.7 million, or 68.5%, to $9.1 million for the year ended December 31, 2000 compared to $5.4 million for the year ended December 31, 1999. The Calgraph Technology Services Business was acquired on April 1, 1999. On a pro forma basis, if the Calgraph Technology Services Business would have been acquired on January 1, 1999 instead of April 1, 1999, net sales would have been $7.3 million in 1999. On that basis, comparing net sales for the year ended December 31, 2000 of $9.1 million versus the pro forma sales of $7.3 million for the year ended December 31, 1999, net sales increased $1.8 million, or 24.7%. The increase relates to third-party service contracts awarded to Calgraph during 2000.

        Gross Profit.    Gross profit from continuing operations decreased $1.9 million, or 28.2%, to $4.9 million for the year ended December 31, 2000 compared to $6.8 million for 1999. Gross profit as a percentage of sales decreased to 20.5% for the year ended December 31, 2000 compared to 30.4% for the year ended December 31, 1999.

        Gross profit for the Centiv Business decreased $2.1 million, or 46%, for the year ended December 31, 2000 to $2.5 million compared to $4.6 million for the year ended December 31, 1999. Gross profit as a percentage of sales for the Centiv Business decreased to 16.5% for the year ended December 31, 2000 compared to 27.5% for the year ended December 31, 1999. The decrease in gross profit as a percentage to sales is attributable to the lower margin equipment upgrade program that occurred during 2000.

        Gross profit for Calgraph Technology Services increased $1.0 million, or 75.6%, to $2.3 million compared to $1.3 million for the year ended December 31, 2000. The increase in gross profit is due to the additional revenue generated without a corresponding increase in field service costs.

        SG&A Expenses.    SG&A expenses from continuing operations increased $1.1 million, or 25.6%, to $5.4 million for the year ended December 31, 2000 compared to $4.3 million for the year ended December 31, 1999. The increase in SG&A expenses is attributable to the Calgraph Technology Services Business that was acquired on April 1, 1999, as well as legal expenses relating to the dissenters claim, and costs associated with relocating the Company's headquarters from Atlanta to Vernon Hills. SG&A expenses as a percentage of sales were 22.8% and 19.1% for the years ending December 31, 2000 and 1999, respectively.

        Depreciation Expense.    Depreciation expense from continuing operations increased $15,000 to $200,000 for the year ended December 31, 2000, compared to $185,000 for the year ended December 31, 1999. The increase in depreciation expense relates to new software and computer equipment purchased for the Calgraph Technology Services Business during the third quarter of 1999.

        Interest Expense.    Net interest expense from continuing operations increased $218,000 to $375,000 for year ended December 31, 2001 compared to $157,000 for the year ended December 31, 2000. The increase in interest expense relates to the Company having a higher average bank debt for the year ended December 31, 2000 compared to the average bank debt for the year ended December 31, 1999.

        Benefit for Income Taxes.    The Company's effective tax rate from continuing operations was a tax benefit of 32.5% for the year ended December 31, 2000 as compared to tax provision of 42.7% for the year ended December 31, 1999. The difference between the Company's effective and statutory tax rates was primarily due to the amortization of non-deductible goodwill and to state taxes, net of the federal benefit.

        Gain/(loss) from Continuing Operations.    The Company had a loss from continuing operations of $793,000 for the year ended December 31, 2000 compared to a gain from continuing operations for $1.0 million for the year ended December 31, 1999. The loss from continuing operations for the year ended December 31, 2000 is attributable to the decrease in gross profit of $1.0 million, the increase in SG&A expenses due to the Calgraph Technology Services Business acquired in April of 1999, as well as depreciation and net interest expense.

        Discontinued Operations.    Net sales from discontinued operations decreased $9.1 million, or 10.2%, to $79.6 million for the year ended December 31, 2000 compared to $88.7 million for the year ended December 31, 1999. Of the decrease of $9.1 million in net sales, $7.3 million relates to the Channels Business, which was sold on December 31, 2001, $800,000 relates to the Tekgraf Systems Division which was divested on October 31, 2000, and $975,000 relates to Prisym Technologies, which was sold on February 28, 1999.

        Gross profit from discontinued operations decreased $1.5 million, or 13.6%, to $9.5 million for the year ended December 31, 2000 compared to $11.1 million for the year ended December 31, 1999.

        The net Loss from discontinued operations for the year ended December 31, 2000 of $1.5 million is comprised of a pre-tax loss from operations from the Channels Business of $2.1 million, a benefit from income taxes of $721,000, a pre-tax loss from operations from the Tekgraf Systems Division of $190,000, and a benefit from income taxes of $72,000. The net loss from the Channels Business includes a restructuring charge of $541,000 relating to severance and leased property no longer necessary to the Company.

        The net loss from discontinued operations for the year ended December 31, 1999 is comprised of a pre-tax loss from operations from the Channels Business of $8.7 million with a tax benefit of $751,000 and a pre-tax loss from the Tekgraf Technology Services Business of $271,000 with a tax benefit of $103,000. The loss from the Channels Business for the year ended December 31, 1999 includes a write down of goodwill of $6.2 million and restructuring charge of $847,000.

        Net Income/(Loss).    Net loss decreased $4.8 million to a net loss of $2.3 million for the year ended December 31, 2000, compared to a net loss of $7.1 million for the year ended December 31, 1999. The decrease in net loss is attributable to the write off of goodwill for the year ended December 31, 1999.

        Basic and Diluted Loss Applicable to Common Shares.    Loss applicable to common shares decreased $0.78 to a loss of $0.38 for the year ended December 31, 2000 compared to a loss of $1.16 for the year ended December 31, 1999. The net loss applicable to common shares from continuing operations increased $0.29 to a loss of $0.13 for the year ended December 31, 2000 compared to income of $0.16 for the year ended December 31, 1999. The net loss applicable to common shares from discontinued operations decreased $1.07 to a loss of $0.25 for the year ended December 31, 2000 compared to loss of $1.32 for the year ended December 31, 1999.

Liquidity and Capital Resources

        Since inception, the Company has financed its operations through a combination of cash flows from operations, bank borrowings, equity capital and the net proceeds from the Company's initial public offering in November 1997.

        On March 28, 2002, the Company sold, in a private placement, 216,000 units, each consisting of one share of convertible preferred stock and one warrant to purchase one additional share of convertible preferred stock. The purchase price for each unit was $10.00 per unit. Because each share of convertible preferred stock is convertible, initially, into ten shares of common stock, the effective purchase price was $1.00 for each share of common stock purchased. The warrant that is included in each unit gives the holder the right, until five years after the issuance of the warrant, to purchase one share of convertible preferred stock at a purchase price of $15.00 per share (the equivalent of $1.50 per share of common stock). Neither the convertible preferred stock nor the warrants have been registered under the Securities Act of 1933. Therefore, they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

        The convertible preferred stock has a liquidation preference over common stock equal to the purchase price of the convertible preferred stock plus any accrued but unpaid dividends. If not previously converted, the convertible preferred stock will begin to accrue dividends on March 31, 2003 at an annual rate equal to 8% of the purchase price of the convertible preferred stock. In addition, if not previously converted into common stock, the convertible preferred stock is subject to redemption at the option of the Company on the fourth anniversary of the issuance of the convertible preferred stock at a redemption price equal to the purchase price plus any accrued but unpaid dividends. If the Company fails to redeem the convertible preferred stock on that date, the holders of the convertible preferred stock become entitled to elect a majority of the board of directors. Notwithstanding the foregoing, directors elected by virtue of the voting rights of the convertible preferred stock would have to recuse themselves from any vote to redeem all or a portion of the convertible preferred stock.

        The convertible preferred stock is initially convertible into ten shares of common stock for each share of the convertible preferred stock. This conversion ratio, however, is subject to anti-dilution adjustment for stock splits, combinations and other similar changes and if the Company issues, except in limited circumstances, any capital stock for a per share price less than the then current conversion price.

        The convertible preferred stock is automatically converted if (i) holders of 2/3 of the outstanding shares of such preferred stock agree to convert, (ii) the Company's revenues for the Centiv Business exceed $5 million for any two consecutive quarters, or (iii) the Company recognizes $20 million in revenues for the Centiv Business for the 12-month period ending March 31, 2003.

        The Company has agreed, by April 28, 2002, to file a registration statement to cover the resale of the shares of common stock issuable upon conversion of the convertible preferred stock and the shares of common stock issuable upon exercise of the warrants or upon conversion of the convertible preferred stock issuable upon exercise of the warrants. The Company will use its best efforts to have the registration statement declared effective and will maintain the effectiveness of the registration statement until the earlier of (a) the later of (i) two years after all of the warrants have been redeemed or exercised, or (ii) two years after all of the preferred stock has been converted, or (b) six years from the closing date. The Company has also granted the purchasers of the convertible preferred stock piggy-back registration rights on any other Registration Statement filed by the Company (other than on Forms S-8 or S-4). The Company will bear all expenses of each registration, including the costs of one special counsel to the holders of registrable securities.

        Proceeds to the Company from the sale of the convertible preferred stock will be $2,160,000, of which $1,910,000 was received on March 28, 2002 and the remaining $250,000 will be received in April 2002. The proceeds were used to pay off and cancel the Company's current credit facility with the bank. The Company is currently pursuing a new credit facility and anticipates that a new agreement will be in place during the second quarter of 2002. There can be no assurance that the Company will be able to enter into a new credit facility or, if it is able to do so, that it will be on terms favorable to the Company.

        In December 2001, as part of the sale of the Channels Business, the Company agreed to reduce its credit line under its Loan and Security Agreement (the "Agreement") to $2.5 million. In addition, the Company agreed to maintain a pretax loss of no greater the $125,000 per month effective January 2002 and to the expiration of the Agreement as of March 31, 2002. Effective as of January 31, 2002, the Calgraph Technology Services Business was sold (See Note 16 to Notes to Consolidated Financial Statements), and the Company agreed to reduce its credit line to $1.5 million. Outstanding advances under the Agreement bear interest at the Prime Interest Rate plus 2.5%.

        Pursuant to the terms of the Agreement, the Company pledged accounts receivables, inventory and equipment as collateral. In accordance with the Agreement, the Company was required to maintain certain financial covenants, which specifically included a debt to equity ratio and a fixed charge coverage ratio. During the years ended December 31, 2001 and 2000, the Company borrowed $64.4 million and $32.5 million, respectively, and repaid $74.7 million and $25.6 million, respectively, under this credit facility. As of December 31, 2001 and 2000, the Company had an outstanding balance of $795,000 and $11.1 million, respectively, under the credit facility. The decrease in debt as of December 31, 2001 is attributable to strong working capital management, which resulted in improvement in collections for accounts receivable as well as the reduction of the Company's inventory balances. The reduction of debt is also attributable to the Company using the proceeds from the sale of the Channels Business to repay the credit facility (See Note 15 to the Notes to the Consolidated Financial Statements).

        The Company was below the fixed charge coverage ratio required under the Agreement and obtained a waiver from the bank for the year ended December 31, 2001.

        After paying the outstanding balance under its credit facility, the Company was left with approximately $1.1 million of available funds from the private capital investment. The Company believes that this will be adequate to satisfy its current and planned operations for at least the next 12 months.

        On December 31, 2001, the Company had $228,000 in cash with negative working capital of $2.2 million compared to $491,000 in cash and positive working capital of $2.5 million on December 31, 2000.

        For the year ended December 31, 2001, the Company generated $7.8 million in cash from operating activities, compared to cash used of $6.2 million for the year ended December 31, 2000. During the year ended December 31, 2001, accounts receivable from continuing operations generated cash of $4.9 million. This is due to increased sales in the fourth quarter of 2000 that were collected in the first quarter of 2001. The cash used of $0.8 million primarily related to an increase of prepaid expenses of $0.3 million and an increase in income tax receivable of $0.5 million for the year ended December 31, 2001. Net assets from discontinued operations generated $6.2 million of cash for the year ended December 31, 2001 due to a reduction in accounts receivable and inventory. The Company had non-cash items affecting the operating cash flows for the year ended December 31, 2001 of $4.3 million consisting primarily of $2.1 million for the loss on the sale of the Channels Business and a $2.1 million valuation reserve for the Company's net loss carry forward.

        For the year ended December 31, 2001, the Company generated $4.5 million of cash from investing activities compared to $1.4 million of cash used for the year ended December 31, 2000. For the year ended December 31, 2001, the Company used $1.5 million of cash for the purchase of property and equipment. Of the $1.5 million of capital equipment purchases, $0.9 million was for a new state of the art accounting and warehousing package that was implemented during the second quarter of 2001 and $0.6 million was for the development and implementation of the Centiv Business' new web enabled order entry and fulfillment software package that was implemented during the second quarter of 2001. Cash of $5.9 million was generated from the sale of the Channels Business on December 31, 2001.

        For the year ended December 31, 2001, the Company used cash from financing activities of $12.5 million, compared to $6.4 million of cash generated for the year ended December 31, 2000. The credit facility was reduced by $10.3 million to $795,000 as of December 31, 2001 from a balance of $11.1 million as of December 31, 2000. Of the $10.3 million pay down of the credit facility, $4.4 million was repaid through the Company's operating activities through improved working capital management and $5.9 million was repaid from the proceeds from the sale of the Channels Business on December 31, 2001. The Company also paid off a $1.8 million note issued to certain dissenting shareholders in connection with the settlement of a dissenters' claim that was recorded for the year ended December 31, 2000. The Company no longer has any outstanding liabilities concerning the settlement.

        In connection with the sale of the Channels Business, the Company made loans to three former members of the management team involved in the transaction. The total amount of the loans is $250,000 and will bear an interest rate of 25 basis points over the Company's current rate on the credit facility. The principal amount of this loan plus accrued interest shall be due and payable on December 28, 2003. The Company also recorded interest income of $175,000 on a loan to another shareholder.

        For the year ended December 31, 2000, the Company used $6.2 million in cash from operating activities compared to $1.3 million for the year ended December 31, 1999. For the year ended December 31, 2000, the cash used in operations resulted primarily from the Company's net loss of $2.3 million as well as an increase in accounts receivable of $3.9 million offset by accounts payable and accrued expenses of $2.5 million. The change in accounts receivable was attributable to the timing of sales in the fourth quarter of 2000. Net assets from discontinued operations used $892,000 of cash from higher inventory balances offset by lower accounts receivable.

        For the year ended December 31, 2000, the Company used cash in investing activities of $1.4 million for the purchase of property and equipment, which primarily consisted of capital improvements for new computer equipment and software.

        For the year ended December 31, 2000, the Company had cash provided by financing activities of $6.4 million. Cash was provided from the Company's credit facility in the amount of $6.8 million and from a note relating to the dissenters' settlement in the amount of $1.8 million. The Company used $3.1 million to purchase the dissenters' shares, which consists of: (1) a cash payment of $275,000 paid at closing of the dissenters claim; (2) a note in the amount of $1.8 million payable to the dissenters; and (3) the exchange of the net assets of the Tekgraf Systems Division in the amount of $1.1 million. The Company recorded interest income of $161,000 on a loan to a shareholder for the year ended December 31, 2000.

        For the year ended December 31, 1999, the Company used $1.3 million in cash from operating activities. The cash used in operations resulted primarily from the increase in accounts receivable of $935,000 offset by a decrease of inventory of $1.2 million and by the increase in accounts payable and accrued expenses of $343,000. The net assets from discontinued operations includes a non-cash charge of $6.3 million for the impairment of goodwill. Deferred and current income taxes decreased $640,000 for the year ended December 31, 1999. The change in accounts receivable was attributable to the timing of sales for the fourth quarter of 1999.

        For the year ended December 31, 1999, the Company used cash in investing activities of approximately $958,000 as follows: (1) to purchase property and equipment of $1.4 million for capital improvements for continuing and discontinued operations related to the acquisition of the CalGraph Services Business and additional purchases related to the new MIS system and (2) to make a cash payment for the CalGraph Technology Services Business of $400,000 and to pay related acquisition costs of $139,000. The investments were partially offset by proceeds of $979,000 from the sale of Prisym Technologies, Inc. of Georgia.

        Cash provided by financing activities of $2.2 million for the year ended December 31, 1999 was attributable to payments of $463,000 received from stockholders for deficient net asset values, and net proceeds of $3.5 million in debt received under the Company's credit facility, which were offset by a $1.8 million loan to a stockholder.

Impact of Inflation

        Management believes that inflation has not had a material impact on the Company's business, its net sales and revenues or its income (loss) from continuing operations.

Disclosure Regarding Forward-Looking Statements

Safe Harbor For Forward-Looking Statements

        This report and statements we or our representatives make contain forward-looking statements that involve risks and uncertainties. These statements may be found in "Business", "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in the report. We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements often contain words like believe, expect, anticipate, intend, contemplate, seek, plan, estimate or similar expressions. Forward-looking statements do not guarantee future performance. Recognize these statements for what they are and do not rely upon them as facts.

        Forward-looking statements involve risks, uncertainties and assumptions, including, but not limited to, those discussed below under the caption "Factors That May Affect Future Results" and elsewhere in this report. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934, as amended. Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, these risks and uncertainties can cause our results to differ materially from the results we express in our forward-looking statements.

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

Risks Related to Our Company

We have incurred operating losses in four of the past five years.

        During fiscal years 1997, 1998, 1999, 2000 and 2001, we experienced net income (losses) of ($393,337), $91,167, ($7,118,331), ($2,334,000) and ($6,888,000), respectively. We cannot be certain that we will achieve profitability in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. If we are unable to become profitable, our liquidity could be materially harmed.

        Prior to its sale, our Channels Business and CalGraph Business accounted for the majority of our revenues and our Centiv Business revenues are not expected in the near term to replace our revenues from our Channels and CalGraph Businesses.

        The Channels Business comprised approximately 71% of our revenue for the year ended December 31, 2001, and more than 70% for each of our two prior fiscal years. The CalGraph Business comprised approximately 12% of our revenue for the year ended December 31, 2001, and more than 10% for each of the two prior fiscal years. Although our Centiv Business has grown steadily, these revenues are not expected to equal or exceed our revenues from the Channels and CalGraph Businesses in the near term, and we will be operating at a loss until the revenues generated by the Centiv Business increase sufficiently to offset its expenses. The sale of the Channels Business and the CalGraph Business significantly reduced our revenues and our total operations. There can be no assurance that we will have sufficient operations and revenue to achieve profitability.

We cannot predict our future results because our Centiv Business has a limited operating history, particularly as a stand-alone business.

        Given our limited operating history in the Centiv Business, particularly as a stand-alone business it will be difficult to predict our future results. You should consider the uncertainties that we may encounter as an early stage company in a new and rapidly evolving market. These uncertainties include:

  •
  market acceptance of the Centiv products or services;

  •
  consumer demand for, and acceptance of our Centiv products, services and follow-on products;

  •
  our ability to create user-friendly applications; and

  •
  our unproven and evolving business model.

Our Centiv Business has not generated significant revenues to date and incurred losses in fiscal years 2000 and 2001, and we expect these losses to continue into fiscal year 2002.

        The Centiv Business was commenced in 1998, has a limited operating history and incurred losses for 2000 and 2001, although it did make an operating profit in 1998 and 1999. We expect these losses to continue into fiscal year 2002. The Centiv Business will need to achieve greater revenues to achieve profitability. There can be no assurance that we will be successful in increasing revenues of the Centiv Business, or generating acceptable margins, or, if we do, that operation of the Centiv Business will be a profitable business enterprise. If we are unable to achieve significantly greater recurring revenue from our Centiv Business, our losses will likely continue indefinitely. We will likely have to seek additional outside sources of capital for our Centiv Business. There can be no assurance that we will be able to obtain such capital on favorable terms and conditions or at all. If this occurs the market price of our common stock could suffer.

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

We may not be able to sustain or accelerate growth, or sustain or accelerate recurring revenue from the Centiv Business.

        There can be no assurance that demand for our Centiv services and products will increase or be sustained, or that our current or future products will have market acceptance in that product category. Our acquisition costs per customer are currently very high due to the significant costs associated with sales, product development and marketing. To the extent we do not achieve growth and this cost per customer is not reduced, it will be difficult for us to generate meaningful revenue at acceptable margins or achieve profitability. To the extent that our Centiv Business model is not successful, because market acceptance declines, or other competing technologies evolve in connection with the evolving Internet market or for any other reason, we might have future unexpected declines in revenue. In order to achieve and maintain profitability, our POP program needs to achieve national program status. In order to obtain participating manufacturers and retailers at the rate desired, this service program must achieve increases in sales. In achieving these results, we will be competing for the marketing expenditures or branded product manufacturers who use various forms of point-of-purchase marketing methods. We cannot assure you that our POP program will achieve or maintain the marketplace acceptance or profitability necessary to compete successfully with traditional marketing methods.

Rapid technological change could render our POP products and services obsolete.

        The Internet and the e-commerce industries are characterized by rapid technological innovation, sudden changes in user and customer requirements and preferences, frequent new product and service introductions and the emergence of new industry standards and practices. Each of these characteristics could render our Centiv services, products, intellectual property and systems obsolete. The rapid evolution of our market requires that we improve continually the performance, features and reliability of our products and services, particularly in response to competitive offerings. Our success also will depend, in part, on our ability:

  •
  To develop or license new products, services and technology that address the varied needs of our customers and prospective customers, and

  •
  To respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis.

        If we are unable, for technical, financial, legal or other reasons, to adapt in a timely manner to changing market conditions or user preferences, we could lose customers, which would cause a decrease in our revenue.

We may be unable to obtain additional capital needed to grow our business, which would adversely impact our business. If we raise additional financing, you may suffer significant dilution.

        Although we expect that our current cash and cash from operations will be sufficient to satisfy our working capital and capital expenditure needs over the next 12 months, we plan to seek additional third-party investment and a new bank line of credit in order to provide additional working capital. We cannot be certain that financing from third parties will be available on acceptable terms to us or at all. Our future capital requirements will depend upon several factors, including the rate of market acceptance of our products and services, our ability to expand our customer base and our level of expenditures for sales and marketing. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. Further, if we issue equity securities, you will experience dilution of your ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Many of our competitors have significantly greater resources than we do and may be able to respond more quickly to new or emerging technologies and changes in customer requirements.

        While our Centiv Business Unit does not have any direct competition today for its entire range of products, there are certain potential competitors who are focused on portions of the Centiv Business Unit's products and could represent competition at some future date. Specifically, in the turn-key field deployed POP print systems, the principal competition potentially comes from highly specialized Value Added Resellers. Other companies that represent potential competition in the Corporate POP market include Insignia Systems, Inc. (Nasdaq: ISIG) and Catalina Marketing (NYSE: POS). Certain of our potential competitors have significantly greater financial, technical, marketing, and other resources than we do and may be able to respond more quickly to new or emerging technologies and changes in customer requirements. Additional competition could result in price reductions, reduced margins and loss of market. We cannot guarantee that we will be able to compete successfully against future competitors or that future competitive pressures will not materially and adversely affect our business, financial condition and results of operations.

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

        Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees. In particular, the services of William Rychel, our President and Chief Executive Officer, and Thomas Mason, our Vice President, Finance and Chief Financial Officer are integral to the execution of our business strategy. If one or more of our key employees leaves Centiv, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy. Because competition from other technology companies for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could negatively affect our business, financial condition and results of operations.

Risks Related to Our Industry

Weak economic conditions in the market may negatively impact sales of computer graphics products and services.

        From time to time the market for our products and services experiences weak economic conditions. To the extent that general economic conditions affect the demand for products and services in this market, it could have an adverse effect on our ability to sell our products and services.

Risks Related to Our Capital Stock

The public market for our common stock may be volatile.

        The market price of our common stock has been and is likely to continue to be volatile and significantly affected by various factors, including:

  •
  general market conditions and market conditions affecting computer technology stocks in particular;

  •
  actual or anticipated fluctuations in our quarterly or annual operating results;

  •
  announcements relating to contracts, investments, acquisitions, divestitures;

  •
  discontinued operations, layoffs or corporate actions; and

  •
  industry conditions or trends.

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

        In order for our common stock to continue to be traded on the Nasdaq SmallCap Market, we must maintain one of the following: "net tangible assets" (defined as the book value of total assets, minus intangible assets, minus all liabilities) of at least $2 million, shareholders' equity of at least $2.5 million, market capitalization of at least $35 million, or net income from continuing operations of at least $500,000 in the latest fiscal year or in two of the last three fiscal years. We also must have a bid price for our common stock of at least $1 per share, have a public float of 500,000 shares, and meet certain other criteria. We cannot assure you that we can maintain compliance with these standards or that our stock will continue to be listed on the Nasdaq SmallCap Market. The loss of the listing of our common stock on the Nasdaq SmallCap Market would impair the marketability of our common stock.

Since our executive officers and directors have substantial control of our voting stock, takeovers not supported by them will be more difficult, possibly preventing you from obtaining optimal share price.

        The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock. As of March 28, 2002, our executive officers and directors beneficially own or control 2,579,549 shares, or 41%, of the outstanding common stock. For this purpose, beneficial ownership includes any shares a director or executive officer can vote or transfer, shares subject to stock options and warrants that are exercisable currently or become exercisable within sixty (60) days and shares subject to convertible securities that are convertible currently or within sixty (60) days. If our executive officers and directors choose to act or vote together, they will have the ability to influence significantly all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions. Without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us.

Our preferred stock has certain preferences over our common stock with regard to liquidation, and dividends and election of directors.

        Our issued and outstanding preferred stock will begin to accrue dividends on March 31, 2003 at an annual rate equal to 8% of the purchase price of that preferred stock. The preferred stock also has a liquidation preference equal to the purchase price for that preferred stock plus all accrued and unpaid dividends. The preferred stock is also subject to redemption at our option on the fourth anniversary of its issuance. If we fail to make that redemption, the holders of the preferred stock will become entitled to elect a majority of our Board of Directors. Prior to a failure to redeem the preferred stock, holders of preferred stock are entitled to appoint one member to our board of directors and to appoint one observer.

Our ability to issue additional preferred stock may adversely affect the rights of our common stockholders and may make takeovers more difficult, possibly preventing you from obtaining optimal share price.

        Our Articles of Incorporation authorize the issuance of shares of "blank check" preferred stock, which would have the designations, rights and preferences as may be determined from time to time by the Board of Directors. Accordingly, the Board of Directors will be empowered, without shareholder approval (but subject to applicable government regulatory restrictions), to issue additional preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. In the event of an issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Centiv.

If we redeem our outstanding warrants, it may be disadvantageous to the warrant holders.

        We may redeem outstanding warrants issued in connection with our initial public offering at a price of $.05 per warrant upon not less than 30 days' prior written notice if the closing bid price of the common stock has averaged in excess of $9.80 per share for 30 consecutive trading days ending within 15 days of the notice of redemption. In addition, we may redeem warrants issued in connection with the convertible preferred stock upon 15 business days notice at a price of $0.01 per share at any time that the closing price for the common stock on the principal exchange or quotation system on which it is traded exceeds the exercise price of such warrant by 20% for 10 consecutive trading days (counting only those trading days in which at least 25,000 shares are traded). Redemption of the warrants could force their holders to (i) exercise the warrants and pay the exercise price at a time when it may be disadvantageous for them to do so, (ii) sell the warrants at the then-current market price when they might otherwise wish to hold the warrants, or (iii) accept the nominal redemption price that, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants. The conditions required for us to redeem the warrants are not currently satisfied, and, therefore, we do not anticipate redeeming the warrants in the foreseeable future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

        The Company was subject to risk due to changes in interest rates in connection with its Loan and Security Agreement. The Loan and Security Agreement provided for up to $1.5 million at interest rates of prime rate plus 2.5% per annum. The Company has paid off and cancelled this credit facility. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. Credit risks with respect to trade receivables are limited due to the diversity of customers comprising the Company's customer base. The Company performs ongoing credit evaluations and charges uncollectible amounts to operations when they are determined to be uncollectible.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

        See the Consolidated Financial Statements beginning on page F-1. Consolidated condensed quarterly financial information on the Company is included in Note 20 of Notes to the Consolidated Financial Statements.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

        The information relating to the Company's directors, nominees for election as directors and executive officers under the headings "Election of Directors", "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 11. EXECUTIVE COMPENSATION.

        The information under the headings "Executive Compensation" and "Director Compensation" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information under the heading "Ownership of Centiv Common Stock" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information under the heading "Certain Relationships and Related Transactions" in the Company's definitive proxy statement for the 2002 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)	Consolidated Financial Statements.
Reports of Independent Accountants
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders' Equity

Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
(a)(2)	Consolidated Financial Statement Schedule for the Years Ended December 31, 2001, 2000 and 1999.

        Schedule II—Valuation and Qualifying Accounts on page F-25.

        All other financial statement schedules are omitted because the information is not required, or is otherwise included in the Consolidated Financial Statements or the notes thereto included in this Annual Report on Form 10-K.

        Consolidated condensed quarterly financial information on the Company is included in Note 20 of Notes to the Consolidated Financial Statements.

(a)(3)	Exhibits.

        The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
2.1
Asset Purchase Agreement dated October 29, 2001 by and between Tekgraf, Inc. and SCB Acquisitions, LLC (Filed as Appendix A to the Company's Definitive Proxy Statement filed October 21, 2002 and incorporated herein by reference).
2.2
Asset Purchase Agreement effective as of January 31, 2002 by and among CalGraph Technology Services, Inc.,, Centiv, Inc., the sole shareholder of CalGraph and Graphic Enterprises of Ohio, Inc. (Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed February 20, 2002 and incorporated herein by reference).
3.1	Restated Articles of Incorporation dated January 21, 2000 as amended December 31, 2001 and related Certificate of Designations filed March 28, 2002.
3.2	Bylaws (Filed as Exhibit 3.1 to the Company's quarterly report filed on May 12, 2000 and incorporated herein by reference).
4.1	Form of Securities Purchase Agreement dated March 28, 2002 by and among Centiv, Inc. and the purchasers identified on Exhibit A thereto.
4.2	Form of Investors Rights Agreement dated March 28, 2002 by and among Centiv, Inc. and the investors who are signatories thereto.
4.3	Form of Warrant issued pursuant to Securities Purchase Agreement dated March 28, 2002 by and among Centiv, Inc. and the purchasers identified on Exhibit A thereto.
10.1*
Amended and Restated 1997 Stock Option Plan of the Company (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference).
10.2	Escrow Agreement dated August 1997 (Filed as Exhibit 10.11 to the Registration Statement on Form S-1, No. 333-33449, and incorporated herein by reference).

10.3	Indemnification Agreement dated 1997 (Filed as Exhibit 10.12 to the Registration Statement on Form S-1, No. 333-33449, and incorporated herein by reference).
10.4
Lease Agreement dated May 1, 1992 between Microsouth, Inc. and ASC North Fulton Associates Joint Venture (Filed as Exhibit 10.18 to the Registration Statement on Form S-1, No. 333-33449, and incorporated herein by reference).
10.5
Amended and Restated Loan and Security Agreement dated June 9, 2000 between Tekgraf, Inc., as Borrower and all Subsidiaries of Borrower, as Subsidiary Guarantors, and Wachovia Bank, National Association, as Lender (Filed as Exhibit 10.36 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).
10.6	Loan agreement between William Rychel and Tekgraf, Inc. dated December 1, 1999 (filed as Exhibit 8 to Schedule 13-D dated December 3, 1999 and incorporated herein by reference).
10.7
Amendment No. 1 to Loan Agreement between William M. Rychel and Tekgraf, Inc. dated as of December 1, 2000 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 5, 2000 and incorporated herein by reference).
10.8
Amendment No. 2 to Loan Agreement between William M. Rychel and Tekgraf, Inc. dated as of December 1, 2001 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on December 4, 2001 and incorporated herein by reference).
10.9
Asset purchase agreement dated October 31, 2000, between Anita Ltd., Micro Environments, LLC and Tekgraf, Inc. and related documents (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 and incorporated herein by reference).
10.10	Settlement agreement and mutual releases dated December 21, 2000 (Filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on January 4, 2001 and incorporated herein by reference).
10.11	Unsecured Installment Note dated December 21, 2000 (Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on January 4, 2001 and incorporated herein by reference).
10.12
Amendment dated February 27, 2001 to the Amended and Restated Loan and Security Agreement dated June 9, 2000 between Tekgraf, Inc., as Borrower, and all Subsidiaries of Borrower, as Subsidiary Guarantors, and Wachovia Bank, National Association, as Lender (Filed as Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.13
Financial consulting agreement dated July 25, 2000, between Tekgraf, Inc. and LaSalle St. Capital Markets, Inc. (Filed as Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and incorporated herein by reference).
10.14	Loan Agreement dated December 31, 2001 between Tekgraf, Inc. and Scott C. Barker and related Pledge and Security Agreement dated December 31, 2001.
10.15
Consulting Agreement dated July 3, 2001 between the Company and Piedmont Consulting, Inc. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 and incorporated herein by reference).

10.16
Non-Competition and Confidentiality Agreement between William M. Rychel and the Company dated as of November 30, 2001 (Filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on December 4, 2001 and incorporated herein by reference).
11.1	Statements of Computation of Earnings Per Share
21.1	Subsidiaries
23.1	Consent of Grant Thornton LLP
23.2	Consent of PricewaterhouseCoopers LLP

*
Indicates compensatory plan or arrangement.

(b)
Reports Filed on Form 8-K

        The following reports on Form 8-K have been filed during the three months ended December 31, 2001:

  Current Report on Form 8-K filed December 4, 2001, which included disclosure under Item 5 relating to an Amendment No. 2 to the Loan Agreement between William M. Rychel and the Company dated as of December 1, 2001.

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 28th DAY OF MARCH, 2002.

CENTIV, INC. (Registrant)
By:	/s/ WILLIAM M. RYCHEL William M. Rychel President and Chief Executive Officer

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	Title	Date

/s/ WILLIAM M. RYCHEL William M. Rychel	Chief Executive Officer, President and Director (principal executive officer)	March 28, 2002
/s/ THOMAS M. MASON Thomas M. Mason	Chief Financial Officer and Director (principal financial and accounting officer)	March 28, 2002
/s/ ALBERT E. SISTO Albert E. Sisto	Director	March 28, 2002
/s/ FRANK X DALTON, JR. Frank X. Dalton, Jr.	Director	March 28, 2002
/s/ STEVEN CARNEVALE Steven Carnevale	Director	March 28, 2002

Centiv, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of Centiv, Inc.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Centiv, Inc.

        We have audited the accompanying consolidated balance sheets of Centiv, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centiv, Inc. as of December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited Schedule II for the years ended December 31, 2001 and 2000. In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton, LLP
Chicago, Illinois February 6, 2002, except for Note 17 for which the date is March 28, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Centiv, Inc. :

        In our opinion, the consolidated statement of operations, of changes in stockholders' equity and of cash flows for year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of Centiv, Inc. and its subsidiaries for the year ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1999, when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. We have not audited the consolidated financial statements and financial statement schedule of Centiv, Inc. for any period subsequent to December 31, 1999.

/s/ PricewaterhouseCoopers LLP

Atlanta, Georgia
March 3, 2000 except for Note 15 regarding the
discontinuance of the Tekgraf Technology Services
Division, for which the date is October 31, 2000 and
regarding the discontinuance of the Channels Business,
for which the date is December 28, 2001

CENTIV, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	DECEMBER 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$228	$491
Accounts receivable, less allowance for doubtful accounts of $145 and $160 at December 31, 2001 and 2000, respectively	1,847	6,837
Inventories, net	2,848	2,968
Prepaid expenses and other assets	331	29
Income taxes receivable	617	783
Deferred income taxes—current	303	624
Net current assets, discontinued operations	0	18,160

Total current assets	6,174	29,892

Property and equipment, net	2,908	2,028
Deferred income taxes	0	337
Other assets	62	22
Net other assets, discontinued operations	0	2,991

Total assets	$9,144	$35,270

LIABILITIES
Current liabilities:
Current debt	$795	$11,142
Current note payable	0	1,705
Accounts payable	3,892	3,903
Accrued expenses	1,418	1,527
Contract obligation and deferred income	2,270	2,219
Net current liabilities, discontinued operations	0	6,935

Total current liabilities	8,375	27,431

Deferred income taxes	157	0

Total liabilities	8,532	27,431

STOCKHOLDERS' EQUITY
Class A Common Stock $.001 par value, 35,000,000 shares authorized; 4,956,535 and 5,061,998 shares issued and outstanding at December 31, 2001 and 2000, respectively	5	5
Preferred Stock, $.001 par value, 5,000,000 shares authorized; no shares issued and outstanding at December 31, 2001 and 2000	0	0
Due from stockholders	(2,366)	(1,941)
Additional paid-in capital	19,618	19,521
Accumulated deficit	(16,645)	(9,746)

Total stockholders' equity	612	7,839

Total liabilities and stockholders' equity	$9,144	$35,270

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Net sales	$19,793	$23,850	$22,370
Cost of goods sold	16,013	18,964	15,562

Gross profit	3,780	4,886	6,808
Operating expenses:
Selling, general and administrative	5,368	5,436	4,274
Depreciation	575	200	185
Restructuring charges	0	0	445

Income (loss) from operations	(2,163)	(750)	1,904
Interest expense	872	375	157

Income (loss) before provision (benefit) for income taxes from continuing operations	(3,035)	(1,125)	1,747
Provision (benefit) for income taxes from continuing operations	783	(332)	746

Gain/(loss) from continuing operations	(3,818)	(793)	1,001
Loss from discontinued operations (net of tax provision/(benefit) of $184 in 2001, $(793) in 2000, and $(854) in 1999)	(3,081)	(1,541)	(8,119)

Net loss	$(6,899)	$(2,334)	$(7,118)

Basic and diluted weighted average shares outstanding	4,976,024	6,130,366	6,161,664

Basic and Diluted Income/(Loss) applicable to common shares
Continuing operations	$(0.77)	$(0.13)	$0.16
Discontinued operations	$(0.62)	$(0.25)	$(1.32)

Net loss	$(1.39)	$(0.38)	$(1.16)

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
($ in thousands)

	NUMBER OF SHARES CLASS A	CLASS A COMMON STOCK	NUMBER OF SHARES CLASS B	CLASS B COMMON STOCK	DUE FROM STOCK- HOLDERS	ADDITIONAL PAID-IN CAPITAL	RETAINED EARNINGS (ACCUMULATED DEFICIT)	TOTAL
Balances, December 31, 1998	3,169,165	$3	3,159,166	$3	$(608)	$22,557	$(294)	$21,661
Due from acquisition stockholders, net					595			595
Loan to stockholder					(1,767)			(1,767)
Conversion of Class B Common Stock to Class A Common Stock	32,867		(32,867)
Net loss							(7,118)	(7,118)

Balances, December 31, 1999	3,202,032	$3	3,126,299	$3	$(1,780)	$22,557	$(7,412)	$13,371
Interest on loan to Stockholder					(161)			(161)
Stock options and warrants issued for services						70		70
Conversion of Class B Common Stock to Class A Common Stock	3,126,299	3	(3,126,299)	(3)
Repurchase of Dissenters' shares	(1,266,333)	(1)				(3,106)		(3,107)
Net loss							(2,334)	(2,334)

Balances, December 31, 2000	5,061,998	$5	0	$0	$(1,941)	$19,521	$(9,746)	$7,839
Loan to shareholders					(250)			(250)
Interest on loan to Stockholder					(175)			(175)
Stock options and warrants issued for services	30,000					97		97
Escrow shares cancellation	(135,463)
Net loss							(6,899)	(6,899)

Balances, December 31, 2001	4,956,535	$5	0	$0	$(2,366)	$19,618	$(16,645)	$612

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	YEARS ENDED DECEMBER 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(6,899)	$(2,334)	$(7,118)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	61	62	95
Provision /write-down of inventory	134	0	0
Depreciation	575	200	185
Valuation reserve for deferred tax asset	2,055	0	0
Gain on sale of Prisym Technologies, Inc. of Georgia	0	0	(32)
Non-cash interest on note payable	65	0	0
Non-cash compensation for warrants and stock options	97	70	0
Loss on sale of Channels Business	2,092	0	0
Deferred taxes	(755)	(413)	(187)
Changes in net assets and liabilities
Accounts receivable	4,929	(3,937)	(1,030)
Inventories	(14)	(252)	1,219
Prepaid expenses and other assets	(817)	(6)	(161)
Accounts payable and accrued expenses	(121)	2,497	343
Deferred income and contract obligation	51	(521)	234
Income taxes	156	(683)	(453)
Net assets, discontinued operations	6,193	(892)	5,624

Total adjustments	14,701	(3,875)	5,837

Net cash provided by (used in) operating activities	7,802	(6,209)	(1,281)

Cash flows from investing activities:
Purchase of property and equipment—continuing operations	(1,455)	(708)	(820)
Purchase of property and equipment—discontinued operations	0	(738)	(579)
Proceeds from sale of Prisym Technologies, Inc. of Georgia	0	0	979
Cash paid for acquisitions, including overdrafts acquired from acquisitions and acquisition costs	0	0	(538)
Proceeds from sale of Channels Business	5,931	0	0

Net cash provided by (used in) investing activities	4,476	(1,446)	(958)

Cash flows from financing activities:
Proceeds, net, from credit facility	(10,347)	6,878	3,544
Payments from stockholders for deficient net asset values	0	0	463
Dissenters' settlement payments	(1,769)	(275)	0
Loan to stockholder	(425)	(161)	(1,767)

Net cash provided by (used in) financing activities	(12,541)	6,442	2,240

Increase (decrease) in cash and cash equivalents	(263)	(1,213)	1
Cash and cash equivalents, beginning of year	491	1,704	1,703

Cash and cash equivalents, end of year	$228	$491	$1,704

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$1,046	$472	$136

Cash paid during the year for income taxes	$0	$66	$527

Divestiture of Tekgraf Systems, Inc. in exchange for Dissenters' shares stock	$0	$1,127	$0

Note payable for Dissenter's settlement in exchange for Dissenters' shares	$0	$1,705	$0

The accompanying notes are an integral part of these financial statements.

CENTIV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION, BASIS OF PRESENTATION, AND NATURE OF OPERATIONS

  ORGANIZATION

        In 1997, Centiv, Inc. (the "Company") was created from a merger of five wholesale distributors specializing in computer graphics products and a manufacturer of personal computers and servers. In 1998, the Company acquired three additional wholesale distribution companies, and, in 1999, acquired a field service company, Calgraph Technology Services, Inc. The Company integrated the businesses and distribution systems and became a leader in the distribution of computer graphics technologies through value-added resellers, system integrators, retailers, mass merchandisers and direct marketers.

        Utilizing its expertise in the computer graphics market and innovation, Centiv expanded its service offering to provide clients a unique opportunity to increase the visibility of their products at the retail level and make the greatest impact on the consumer through digital "Point-of-Purchase" (POP) merchandising.

        During 2001, the Company decided to focus on and dedicate its resources to its POP business. To further that goal, in December 2001, the Company sold its Channels Business and, effective January 31, 2002, the Company sold Calgraph Technology Services, Inc. During most of 2001, however, Centiv was organized into three distinct business units:

  •
  Centiv (POP) Business: Centiv offers web services for consumer brand companies to manage their in-store and on-premise point-of-purchase (POP) process. The final product is high quality digitally produced signage that is mass customized for the unique requirements of each retail location.

  •
  CalGraph Technology Services, Inc.: Formerly a wholly owned subsidiary of the Company, Calgraph was a provider of on-site service and preventative maintenance services specializing in wide-format printing devices. CalGraph's U.S. and Canadian service operations included field service technicians, customer support call center, component repair and refurbishment facilities and parts logistics. The Company sold this business effective January 31, 2002. (see Note 16)

  •
  Channels Business: While part of the Company, this division specialized in the value-added wholesale distribution of computer graphics technologies throughout North America. The Company sold this business effective December 31, 2001. (see Note 15)

  BASIS OF PRESENTATION

        The consolidated financial statements are prepared on the basis of generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 2001 and 2000, and reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2001, 2000 and 1999. Significant estimates primarily include those made for the allowance for doubtful accounts, reserves for obsolete and slow-moving inventory and valuation allowance for deferred tax assets. Actual results could differ from those estimates made by management.

  NATURE OF OPERATIONS

        Centiv offers web services for consumer brand companies to manage their in-store and on-premise point-of-purchase (POP) process. The final product is high quality digitally produced signage that is mass customized for the unique requirements of each retail location.

        The CalGraph Technology Services business provides on-site installation support, service and warranty repair, and preventative maintenance services in North America. The business includes the maintenance and repair of the Calcomp, Epson and Canon wide-format printers and plotter products in the U.S. and Canada. The world-wide parts business involves the supply of Calcomp printer parts and components to successors of Calcomp's service divisions outside the U.S. and Canada. This business was sold effective January 31, 2002. (see Note 16)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

  INVENTORIES

        Inventories are stated at the lower of cost or market (determined principally by the first-in, first-out method, which approximates average cost). The Company maintains a reserve for its estimate of excess, obsolete and damaged goods. In most instances, the Company receives warranties on its products from its vendors that are at least equivalent to those it provides to its customers.

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

  REVENUE

        Sales are recognized upon the shipment of products to the customer. Service revenue represents amounts earned by providing equipment maintenance services. Where such services are provided under annual agreements, revenues are recognized on a pro rata basis over the periods of the agreements. Other service revenues are recognized when the services are performed.

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

  FAIR VALUE OF FINANCIAL INSTRUMENTS

        The Company's financial instruments include its debt obligations. Management believes that these instruments bear interest at rates that approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying values for these instruments are reasonable estimates of fair value.

3. INVENTORIES

        Inventories, net of reserves, at December 31, 2001 and 2000 consist of the following:

	2001	2000
Service Parts	$1,870	$1,970
Finished goods	978	998

Inventories, net	$2,848	$2,968

4. PROPERTY AND EQUIPMENT, NET

        Property and equipment, net of accumulated depreciation, at December 31, 2001 and 2000, consists of the following:

	2001	2000
	($ in thousands)
Furniture and fixtures	$614	$359
Computer equipment	792	437
Computer software	2,274	1,432
Leasehold improvements	176	173

	3,856	2,401
Less: accumulated depreciation	(948)	(373)

Property and equipment, net	$2,908	$2,028

5. CURRENT DEBT

        In December 2001, as part of the sale of the Channels Business, the Company agreed to reduce its credit line under its Loan and Security Agreement (the "Agreement") to $2.5 million. In addition, the Company agreed to maintain a pretax loss of no greater the $125,000 per month effective January 2002 and to the expiration of the Agreement as of March 31, 2002. Effective as of January 31, 2002, the Calgraph Technology Services Business was sold (See Note 16 to Notes to Consolidated Financial Statements), and the Company agreed to reduce its credit line to $1.5 million. Outstanding advances under the Agreement bear interest at the Prime Interest Rate plus 2.5%.

        Pursuant to the terms of the Agreement, the Company pledged accounts receivables, inventory and equipment as collateral. In accordance with the Agreement, the Company was required to maintain certain financial covenants, which specifically included a debt to equity ratio and a fixed charge coverage ratio. During the years ended December 31, 2001 and 2000, the Company borrowed $64.4 million and $32.5 million, respectively, and repaid $74.7 million and $25.6 million, respectively, under this credit facility. As of December 31, 2001 and 2000, the Company had an outstanding balance of $795,000 and $11.1 million, respectively, under the credit facility. The reduction of debt is partially attributable to the Company using the proceeds from the sale of the Channels Business to repay the credit facility. (see Note 15)

        The Company was below the fixed charge coverage ratio required under the Agreement and has obtained a waiver from the bank for the year ended December 31, 2001.

        A subsequent event occurred on March 28, 2002 (see Note 17) in which the Company issued convertible preferred stock and warrants of $2.0 million. A portion of the proceeds was used to pay off and cancel the Company's current credit facility with the bank. The Company is currently pursuing a new credit facility and expects to have a new agreement in place during the second quarter of 2002.

6. INCOME TAXES

        The provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 is as follows:

	2001	2000	1999
	($ in thousands)
Current
Federal	$0	$(600)	$66
State	0	(112)	13

Subtotal Current	$0	$(712)	$79

Deferred
Federal	$(953)	$(380)	$(172)
State	(135)	(33)	(15)
Change in valuation allowance	2,055	0	0

Subtotal Deferred	$967	$(413)	$(187)

Total Provision/(Benefit)	$967	$(1,125)	$(108)

        A reconciliation of federal statutory and effective income tax rates is as follows:

	2001	2000	1999
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Effect of:
State income taxes, net of federal benefit	(3.0)	(3.3)	(0.5)
Nondeductible goodwill amortization	12.2	1.8	31.6
Nondeductible meals and entertainment	0.3	0.9	0.2
Nondeductible foreign loss	0.1	0.6	1.1
Return to accrual reconciliation	1.8	0.4	0
Sale of Channels business	3.1	0	0
Valuation reserve for NOL carry forward	34.7	0	0
Other, net	1.1	1.1	0.1

Effective income tax rate	16.3%	(32.5)%	(1.5)%

        An analysis of the deferred income tax assets and liabilities at December 31, 2001 and 2000 is as follows:

	2001	2000
	($ in thousands)
Current deferred income tax assets:
Accounts receivable	$56	$195
Inventory	52	152
Vacation	43	46
Warranty	81	0
Restructuring accruals	38	155
263A Capitalization	33	76
NOL carry forward	0	0

Total current deferred income tax assets	$303	$624

Noncurrent deferred income tax assets:
Net operating loss carryforward	2,055	625
Valuation allowance on net operating loss carryforward	(2,055)	0
Other	0	7

Total non-current deferred income tax asset	$0	$632

Noncurrent deferred income tax liabilities, net
Section 475 adjustment	0	(54)
Depreciation	(103)	(241)
Other	(55)	0

Total noncurrent deferred income tax liabilities	(157)	(295)

Noncurrent deferred income tax asset (liability), net	$(157)	$337

        The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization. At December 31, 2001, the Company had net operating loss carryforwards of approximately $5,295, expiring in various years through 2021.

7. COMMITMENTS AND CONTINGENCIES

  OPERATING LEASES

        The Company leases office space under various operating leases that expire through 2008. At December 31, 2001, minimum rentals due under these leases were as follows (in thousands):

2002	$558
2003	411
2004	297
2005	216
2006	222
2007	228
2008	110

$2,042

        Rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $886,000, $804,000 and $887,000, respectively.

        The Company sold the Calgraph Technology Services Business on January 31, 2002 (see Note 16) and the lease obligations were transferred with the sale of the business. The following table reflects the minimum lease rentals due after the sale of the Calgraph Technology Services Business (in thousands):

2002	$328
2003	205
2004	211
2005	216
2006	222
2007	228
2008	110

$1,520

  Other Commitments

        The Company is currently in negotiations to resolve the outstanding issues surrounding the termination of a vendor contract. The final amount of the liability has not yet been determined.

8. LITIGATION

        The Company is involved in certain claims arising in the normal course of business. In the opinion of management of the Company, although the outcomes of the claims are uncertain, in the aggregate, they are not likely to have a material adverse effect on the Company.

9. CAPITAL STRUCTURE

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

  CLASS B COMMON STOCK

        On January 21, 2000, the Company eliminated its dual class of stock and all outstanding shares of Class B Common Stock were converted into Class A Common Stock on a one-for-one basis. On May 1, 1997, the Company increased the outstanding shares from 100 to 3,424 by declaring a 34.24-for-1 stock split of the Company's common stock (par value of $1.00). On June 2, 1997, the Company declared a 400-for-1 stock split of the Company's common stock pursuant to which all of the Company's outstanding common stock was exchanged for 4,000,000 shares of Class B Common Stock with a par value of $.001. During October 1997, the Company effected a ..83333325-for-1 reverse stock split pursuant to which the outstanding shares of Class B Common Stock were exchanged for 3,333,333 shares of Class B Common Stock. Each share of Class B Common Stock was entitled to five votes on all matters on which stockholders may vote, including the election of directors. Each share of Class B Common Stock was automatically converted into one share of Class A Common Stock upon (i) its sale, gift of transfer, except in the case of a transfer to a trust for which the original holder acts as sole trustee or to any other holder of Class B Common Stock, (ii) the death of the original holder thereof, including in the case of the original holder having transferred the Class B Common Stock to a trust for which the original holder served as trustee during his or her lifetime, or (iii) the conversion of an aggregate of 75% of the authorized shares of Class B Common Stock.

  ESCROW SHARES

        In connection with the Company's initial public offering of its securities, the holders of the Company's Class B Common Stock agreed to place an aggregate of 166,667 shares into escrow. As part of the settlement of a claim brought by former dissenting shareholders in connection with the conversion of the Class A Common Stock, 57,067 escrow shares have been forfeited. In March 2001, the remaining 109,600 escrow shares expired and were cancelled. In addition, there were 25,863 shares cancelled relating to the shares held in escrow for the 1998 acquisitions. These shares were cancelled as a result of not achieving certain profit targets.

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

  PREFERRED STOCK

        On June 2, 1997, the Company authorized 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights and terms of redemption and liquidation preferences, without further vote or action by the stockholders. There were no outstanding shares of preferred stock as of December 31, 2001.

        Subsequent to year end, on March 28, 2002, the Company issued, in a private placement, 216,000 units, each consisting of one share of convertible preferred stock and one warrant to purchase one additional share of convertible preferred stock. (see Note 17)

10. STOCK OPTION PLAN

        During August 1997, the Company's Board of Directors and stockholders approved the 1997 Stock Option Plan (the "Plan") covering 300,000 shares of the Company's Class A Common Stock that may be granted to employees, officers, directors, and certain consultants or advisers to the Company. In May 1999, the Board of Directors and shareholders approved a Plan amendment to increase the number of shares of Class A Common Stock reserved for issuance there under from 300,000 to 600,000. In May 2000, the Board of Directors and shareholders approved a Plan amendment to increase the number of shares of Class A Common Stock reserved for issuance thereunder from 600,000 to 1,000,000. In May 2001, the Board of Directors and shareholders approved a plan amendment to increase the number of shares of Class A Common Stock reserved for issuance thereunder from 1,000,000 to 1,250,000. Options granted under the Plan may be either (i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options. Incentive options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price that is not less than the fair market value of the stock on the date of grant, except that the term of an incentive option granted under the Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the stock on the date of grant. In addition, to the extent that the aggregate fair market value, as of the date of grant, of the stock for which incentive options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option that is in excess of the $100,000 limitation will be treated as a non-qualified option. The Company's Board of Directors administers the Plan, which expires in August 2007. The Company has 314,413 stock options available for future grant at December 31, 2001.

        The sale of the Channels Business (See Note 15) involved five members of management whose stock options vested immediately upon the consummation of the Channels Business transaction with the vesting period extended to one year or December 28, 2002. The Company recorded an expense of $60,528 relating to the accelerated vesting and extension of the vesting period of the stock options for the five members of management.

        A summary of stock options as of December 31, 2001, 2000 and 1999 and activity during the period ending those dates is as follows:

	2001		2000		1999
	Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Options	Price ($)	Options	Price ($)	Options	Price ($)
Options at beginning of period	596,837	2.12	275,500	2.78	262,500	3.00
Granted	510,500	0.62	446,837	1.91	40,000	1.50
Exercised	0	—	0	—	0	—
Forfeited	(171,750)	1.86	(125,500)	2.83	(27,000)	3.00

Outstanding at the end of period	935,587	1.35	596,837	2.12	275,500	2.78
Options exercisable at end of period	433,546	1.75	170,087	2.14	97,625	2.74

        Weighted average fair value of options granted during the period are as follows:

	2001		2000		1999
	Weighted Average Exercise Price ($)	Weighted Fair Market Value ($)	Weighted Average Exercise Price ($)	Weighted Fair Market Value ($)	Weighted Average Exercise Price ($)	Weighted Fair Market Value ($)
Option granted during the year
Option price > fair market value	0.52	0.47	—	—	—	—
Option price =fair market value	0.65	0.65	1.91	1.91	1.50	1.50
Option price < fair market value	—	—	—	—	—	—

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

        The weighted average fair value of stock options granted during 2001, 2000 and 1999 was $0.62, $1.91, and $1.50, respectively. Had compensation cost for the Plan been determined on a fair value basis in accordance with the provisions of FAS 123, the Company's net income (loss) for the three years ended December 31, 2001, 2000 and 1999 would have been as follows:

	2001	2000	1999
	($ in thousands)
Net income (loss)—as reported	$(6,888)	$(2,334)	$(7,118)
Net income (loss)—pro forma	$(7,457)	$(2,470)	$(7,173)
Earnings per share—pro forma	$(1.50)	$(0.40)	$(1.18)

        The amount of the pro forma charge has been determined using the Black-Scholes model, as permitted by FAS 123. For purposes of the calculation, management used a weighted average interest rate of 5.70% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 80%, a dividend yield of 0% and an expected life of 5 years for the grants.

11. THIRD PARTY STOCK WARRANTS

        On July 3, 2001, the Company entered into an agreement with one service provider whereby the Company granted 60,000 warrants. On the date of grant, these options had an estimated fair value aggregating $29,700 using the Black-Scholes option model. On October 12, 2001, the Company entered into an agreement with one service provider whereby the Company granted 12,000 warrants. On the date of grant, these options had an estimated fair value aggregating $3,912 using the Black-Scholes option model. The Company's operations for the year ended December 31, 2000 include non-cash charges of $33,612 relating to the warrants.

12. NET INCOME (LOSS) PER COMMON SHARE

        Potential common stock is in the form of stock options and warrants that do not have an effect on the 2000, 1999 and 1998 diluted net income (loss) per common share calculations. The following table presents information necessary to calculate basic and diluted EPS for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
Weighted average shares outstanding	4,976,024	6,239,966	6,328,331
Escrow shares	0	(109,600)	(166,667)

	4,976,024	6,130,366	6,161,664

13. RELATED PARTY TRANSACTIONS

        On December 1, 1999, the Company entered into a Loan Agreement with William M. Rychel pursuant to which the Company loaned Mr. Rychel a total of $1,775,000 to purchase from certain shareholders a total of 806,983 shares of our common stock. The original term of the loan was one year which the Company extended until December 1, 2001 and, on December 1, 2001, the Company entered into another amendment with Mr. Rychel that extended the due date of the loan until December 1, 2002. In exchange for extending the loan, Mr. Rychel agreed to a non-compete and a confidentiality and assignment of inventions agreement. The loan is measured for impairment based on the underlying collateral or other assets available to repay the loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's ability to collect amounts due according to the contractual terms of the Loan Agreement is largely dependent on the ultimate realization from the sale of assets owned by Mr. Rychel, including his investment in common stock in the Company. When determining the fair value of investments in common stock, the Company considers both the current market price and volatility in the stock price.

        Upon consummation of the Channels Business transaction, Centiv made loans to three former members of Centiv's management team involved in the transaction. A loan in the amount of $200,000 was made to Scott Barker. This loan is secured by 100,000 shares of Centiv common stock owned by Mr. Barker and will bear interest at a rate of 25 basis points over the current rate on the Company's senior debt facility, as adjusted from time to time. The principal amount of this loan plus accrued interest shall be due and payable 24 months following the date of the loan. Upon the completion of the Channels Business transaction, the Company also made loans to Dave Boston and Pat McLaughlin on the same terms and conditions in the amounts of $30,000 and $20,000, respectively.

14. RESTRUCTURING CHARGES AND OTHER EXPENSES

        During 2000, the Company continued its consolidation and centralization effort. Therefore, the Company recorded a restructuring charge of $541,000 relating to the Channels Business' employee severance and leased premises no longer necessary to the Company during the fourth quarter of 2000. The restructuring charges were recorded in discontinued operations for the year ended December 31, 2000.

        The following table provides a rollforward of the liabilities incurred in connection with the 2000 business restructuring.

Type of Cost	December 31, 2000 Balance	2001 Restructuring Charges Against the Reserve	2001 Restructuring Accrual	December 31, 2001 Balance
	($ in thousands)
Employee Separations	$157	$(146)	$0	$11
Facility Closings	399	(315)	0	84

Total	$556	$(461)	$0	$95

        For the year ended December 31, 2001, the 2000 restructuring reserve balances were reduced by $461,000. Employee separations of $146,000 and facility closings of $315,000 were charged against the restructuring reserve for the year ended December 31, 2001, relating to the 2000 restructuring reserve. As mentioned above, a restructuring reserve was established in 2000, to continue the consolidation and centralization of the Company. The reserve consists of $11,000 of employee separations and $84,000 relating to facility closings. The restructuring reserve balance is $95,000 as of December 31, 2001.

15. DISCONTINUED OPERATIONS

  Channels Business

        As of December 31, 2001, the Company sold the assets of its Channels Business to TK Acquisition Corporation, as successor by merger to SCB Acquisitions, in exchange for a purchase price of $7,905,000 in cash, subject to a post-closing adjustment based upon fluctuations in working capital from June 30, 2001 and December 31, 2001. The post closing adjustment was $1,598,573. Another adjustment to the purchase price is the net asset value adjustment, which is the amount by which the book value of the net assets (defined as accounts receivable, inventory, prepaid expenses and other assets included in the purchased assets excluding fixed assets less the liabilities and accrued expenses assumed by TK Acquisition) has increased or decreased from June 30, 2001 to the closing of the Channels Business transaction of December 31, 2001. This net asset adjustment is estimated to be a further reduction in the purchase price of $54,000, bringing the net purchase price after adjustments to $6,252,427 before transaction costs. The Company recorded $404,000 of transaction costs associated with financial advisor fees, legal and accounting fees.

        The Channels Business produced $48.4 million in revenue and had a pre-tax operating loss of $722,000 for the year ended December 31, 2001. The sale of the Channels Business resulted in a pre-tax loss of $2,175,000, which is comprised of the difference between the purchase price and the book value of the net assets and transaction fees associated with the sale of the business. The Company wrote off the deferred tax asset of $184,000 associated with the Channels Business.

        The Company's 2001, 2000 and 1999 consolidated financial statements have been reclassified to report separately the results of operations for the Channels Business. The operating results for the year ended December 31, 2001 of the discontinued Channels Business consist of:

	Year ended
	December 31, 2001	December 31, 2000	December 31 1999
	($ in thousands)
Net sales:	$48,403	$72,854	$80,122

Loss from operations before income taxes	(722)	(2,144)	(8,702)
Loss on sale of business	(2,175)	0	0
(Benefit)/provision from income taxes	184	(721)	(751)

Loss from discontinued operations	$(3,081)	$(1,423)	$(7,951)

  Summary information for the Channels Business follows:

	Year ended
	December 31, 2001	December 31, 2000
	($ in thousands)
Current assets	$9,236	$18,161
Other assets	2,569	2,991

Total assets	11,805	21,152
Current liabilities	(3,781)	(6,935)

Total net assets	8,024	14,217

  Tekgraf Systems Division

        As of October 31, 2000, the Company sold the assets of its Tekgraf Systems Division to Micro Environments, LLC, a limited liability company, controlled by Anita, Ltd., one of the dissenting shareholders in the Dissenter's Lawsuit. As consideration for the assets of the Tekgraf Systems division, Anita, Ltd. transferred to the Company 375,752 shares of Class A common stock in partial settlement of the Dissenter's Lawsuit. Tekgraf Systems is an integrator of desktop PC's and servers. The division produced $6.0 million in revenue and had an pre-tax operating loss of $190,000 for the ten months ended October 31, 2000.

        The Company's 1999 and 1998 consolidated financial statements have been reclassified to report separately the results of operations for the Tekgraf Technology Systems Division. The operating results (in thousands) for the year ended December 31, 2000 of the discontinued Tekgraf Systems Division consist of:

	Year ended
	December 31, 2000	December 31, 1999
	($ in thousands)
Net sales:	$6,747	$8,532

Loss from operations before income taxes	(190)	(271)
Benefit from income taxes	(72)	(103)

Loss from discontinued operations	$(118)	$(168)

16. SUBSEQUENT EVENT—SALE OF CALGRAPH TECHNOLOGY SERVICES BUSINESS

        On February 6, 2002, the Company sold the assets of the Calgraph Technology Services Business to Graphic Enterprises of Ohio, Inc. The effective date of the transaction was January 31, 2002. Centiv received consideration for the sale of the Calgraph assets in the amount of $1,050,000 in cash plus a minimum royalty of $625,000 to be paid over a 25 month period beginning in May 2002. Graphic Enterprises also assumed certain liabilities of Calgraph. The Company realized a pre-tax gain on the sale of $586,000, which is the cash received plus the present value of the royalty payments less the book value of the net assets and less transaction fees associated with the sale of the business. In addition, the Company will write off the deferred tax asset of $97,000 relating to the Calgraph Technology Services Business. The pretax loss from operations for Calgraph Technology Services Business in January 2002 was $108,000.

17. SUBSEQUENT EVENT—CAPITAL INVESTMENT

        On March 28, 2002, the Company sold, in a private placement, 216,000 units, each consisting of one share of convertible preferred stock and one warrant to purchase one additional share of convertible preferred stock. The purchase price for each unit was $10.00 per unit. Because each share of convertible preferred stock is convertible, initially, into ten shares of common stock, the effective purchase price was $1.00 for each share of common stock purchased. The warrant that is included in each unit gives the holder the right, until five years after the issuance of the warrant, to purchase one share of convertible preferred stock at a purchase price of $15.00 per share (the equivalent of $1.50 per share of common stock). Neither the convertible preferred stock nor the warrants have been registered under the Securities Act of 1933. Therefore, they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

        The convertible preferred stock has a liquidation preference over common stock equal to the purchase price of the convertible preferred stock plus any accrued but unpaid dividends. If not previously converted, the convertible preferred stock will begin to accrue dividends on March 31, 2003 at an annual rate equal to 8% of the purchase price of the convertible preferred stock. In addition, if not previously converted into common stock, the convertible preferred stock is subject to redemption at the option of the Company on the fourth anniversary of the issuance of the convertible preferred stock at a redemption price equal to the purchase price plus any accrued but unpaid dividends. If the Company fails to redeem the convertible preferred stock on that date, the holders of the convertible preferred stock become entitled to elect a majority of the board of directors. Notwithstanding the foregoing, directors elected by virtue of the voting rights of the convertible preferred stock would have to recuse themselves from any vote to redeem all or a portion of the convertible preferred stock.

        The convertible preferred stock is initially convertible into ten shares of common stock for each share of the convertible preferred stock. This conversion ratio, however, is subject to anti-dilution adjustment for stock splits, combinations and other similar changes and if the Company issues, except in limited circumstances, any capital stock for a per share price less than the then current conversion price.

        The convertible preferred stock is automatically converted if (i) holders of  2/3 of the outstanding shares of such preferred stock agree to convert, (ii) the Company's revenues for the Centiv Business exceed $5 million for any two consecutive quarters, or (iii) the Company recognizes $20 million in revenues for the Centiv Business for the 12-month period ending March 31, 2003.

        The Company has agreed, by April 28, 2002, to file a registration statement to cover the resale of the shares of common stock issuable upon conversion of the convertible preferred stock and the shares of common stock issuable upon exercise of the warrants or upon conversion of the convertible preferred stock issuable upon exercise of the warrants. The Company will use its best efforts to have the registration statement declared effective and will maintain the effectiveness of the registration statement until the earlier of (a) the later of (i) two years after all of the warrants have been redeemed or exercised, or (ii) two years after all of the preferred stock has been converted, or (b) six years from the closing date. The Company has also granted the purchasers of the convertible preferred stock piggy-back registration rights on any other Registration Statement filed by the Company (other than on Forms S-8 or S-4). The Company will bear all expenses of each registration, including the costs of one special counsel to the holders of registrable securities.

        Proceeds to the Company from the sale of the convertible preferred stock will be $2,160,000, of which $1,910,000 was received on March 28, 2002 and the remaining $250,000 will be received in April 2002. The proceeds were used to pay off and cancel the Company's current credit facility with the bank. The Company is currently pursuing a new credit facility and anticipates that a new agreement will be in place during the second quarter of 2002. There can be no assurance that the Company will be able to enter into a new credit facility or, if it is able to do so, that it will be on terms favorable to the Company.

        Steven J. Carnevale, a director of the Company, is a General Partner and Director of Private Equity Investing for Talkot Capital, LLC, the lead investor in this private placement.

        A pro forma condensed consolidated balance sheet is presented below for illustrative purposes to give the effect of the private equity investment of $2,160,000 less transaction cost of $100,000 as if the transaction had occurred as of December 31, 2001.

	As Reported December 31, 2001	Private Equity Adjustment	Pro forma December 31, 2001
	($ in thousands)
Current assets	$6,174	$1,265	$7,439
Other assets	2,970	0	2,970

Total assets	$9,144	$1,265	$10,409

Current debt	$795	$(795)	$0
Other current liabilities	7,580	0	7,580
Non current liabilities	157	0	157

Total liabilities	$8,532	$(795)	$7,737

Total equity	$612	$2,060	$2,672

Total liabilities and total equity	$9,144	$1,265	$10,409

        After paying the outstanding balance under its credit facility, the Company was left with approximately $1.1 million of available funds from the private capital investment. The Company believes that this will be adequate to satisfy its current and planned operations for at least the next 12 months.

18. SEGMENT INFORMATION

        In previous years, the Company had three business units: Channels, Centiv (POP) and Services. As mentioned in Note 15 above, the Channels Business was sold as of December 31, 2001. As a result, as of December 31, 2001, the Company segments its business into two business units: Centiv and Services. Certain corporate expenses and assets have not been allocated to the individual business segments. All prior year results have been restated to be comparative to the current year's results.

        The Centiv and Services business units are revenue producing components of the Company about which separate financial information is produced internally and operating decisions are made. For the Centiv Business net sales, no customers accounted for more than 10% of the sales for the year ended December 31, 2001. For the years ended December 31, 2000 and 1999, one customer accounted for 97% and 80%, respectively, of net sales for the Centiv Business. No customers accounted for more than 10% of net sales for the Services Division for the years ended December 31, 2001, 2000 and 1999. International sales for both divisions were insignificant for the years ended December 31, 2001, 2000 and 1999. The following segment information is for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999
	($ in thousands)
Net sales:
Centiv	$12,432	$15,242	$16,922
Services	8,074	9,104	5,448
Sales Eliminations	(713)	(496)	0

Total net sales	$19,793	$23,850	$22,370

Net sales from discontinued operations	48,403	78,600	88,654
Operating income (loss) for continuing operations:
Centiv	$(1,984)	$(454)	$2,223
Services	20	729	41
Corporate	(188)	(1,025)	(360)

Total operating income (loss) for continuing operations before interest and income taxes	$(2,152)	$(750)	$1,904

Total operating loss for discontinued operations, net of tax	$(2,794)	$(1,541)	$(8,119)

Identifiable assets for continuing operations:
Centiv	$2,822	$6,949	$3,443
Services	3,872	4,105	5,225
Corporate	4,348	3,064	2,621

Total identifiable assets for continuing operations	$11,042	$14,118	$11,289

Identifiable assets for discontinued operations:	$0	$21,152	$26,051

        As mentioned in Note 16 above, the Services Business was sold subsequent to December 31, 2001.

19. RECENT ACCOUNTING PRONOUNCEMENTS

        On July 20, 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. Major provisions of the Statements and their effective dates for the Company are as follows:

  1.
  All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling if interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

  2.
  Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sole, transferred, licensed, rented, or exchanged, either individually or as part of a related contract, asset, or liability.

  3.
  Goodwill and other intangible assets with indefinite lives, acquired after June 30, 2001, are not amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

  4.
  Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicated.

  5.
  All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

        At December 31, 2001, the Company had no goodwill recorded.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company plans to adopt SFAS No. 144 at January 1, 2002, and has determined that adoption will not have a material effect on its results of operations or financial position.

20. CONSOLIDATED CONDENSED QUARTERLY INFORMATION (UNAUDITED)

        Selected unaudited financial information for each of the four quarters in the years ended December 31, 2001 and 2000 are as follows ($ in thousands, except per share data):

	NET SALES	GROSS PROFIT	NET INCOME (LOSS) FROM CONTINUING OPERATIONS	NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	NET INCOME/(LOSS) PER SHARE BASIC AND DILUTED FROM CONTINUING OPERATIONS	NET INCOME/(LOSS) PER SHARE BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED
2001
First	$4,903	$1,022	$(350)	$35	$(0.07)	$0.01	5,061,998
Second	4,954	967	(408)	110	(0.08)	0.02	5,061,998
Third	5,082	1,113	(650)	(289)	(0.13)	(0.06)	4,956,535
Fourth	4,854	678	(2,410)	(2,937)	(0.49)	(0.59)	4,956,535

Total	$19,793	$3,780	$(3,818)	$(3,081)	$(0.77)	$(0.62)	4,976,024

2000
First	$5,010	$1,635	$158	$(304)	$0.03	$(0.05)	6,161,664
Second	5,308	1,000	(341)	(244)	(0.05)	(0.04)	6,161,664
Third	4,072	826	(355)	(316)	(0.06)	(0.05)	6,161,664
Fourth	9,460	1,425	(255)	(677)	(0.04)	(0.12)	5,859,331

Total	$23,850	$4,886	$(793)	$(1,541)	$(0.12)	$(0.26)	6,130,366

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS AND RECLASSIFICATIONS	BALANCE AT END OF YEAR
	($ in thousands)
2001
Allowance for doubtful accounts	$160,232	$63,000	$(78,031)	$145,201
Inventory reserves	$0	$134,440	$0	$134,440
2000
Allowance for doubtful accounts	$94,547	$78,725	$(13,040)	$160,232
Inventory reserves	$0	$0	$0	$0
1999
Allowance for doubtful accounts	$0	$94,547	$0	$94,547
Inventory reserves	$0	$0	$0	$0

Officers and Directors	Corporate Information

William A. Rychel
Chief Executive Officer and
Director

 Thomas M. Mason
Chief Financial Officer,
Secretary and Director

 James M. Kearney
Chief Information Officer

 Steven J. Carnevale.
Director

 Frank X. Dalton, Jr.
Director

 Albert E. Sisto
Director
Corporate Office
998 Forest Edge Drive
Vernon Hills, Illinois 60061
(847)876-8300

 Registrar and Transfer Agent
American Stock Transfer & Trust Company
40 Wall Street
46th Floor
New York, New York 10005

 Independent Auditors
Grant Thornton
700 One Prudential Plaza
130 E. Randolph Drive
Chicago, Illinois 60601

 General Counsel
Gardner, Carton & Douglas
321 North Clark Street
Chicago, Illinois 60610

 Annual Shareholders' Meeting
The annual meeting of shareholders
will be held on
Thursday, May 23, 2002, at 10:00 a.m. CST
Centiv Headquarters
998 Forest Edge Drive
Vernon Hills, Illinois 60061
Phone: (847)876-8300

INDEX OF EXHIBITS

EXHIBIT NO.	DESCRIPTION OF EXHIBIT
3.1	Restated Articles of Incorporation dated January 21, 2000 as amended December 31, 2001 and related Certificate of Designations filed March 28, 2002.
4.1	Form of Securities Purchase Agreement dated March 28, 2002 by and among Centiv, Inc. and the purchasers identified on Exhibit A thereto.
4.2	Form of Investors Rights Agreement dated March 28, 2002 by and among Centiv, Inc. and the investors who are signatories thereto.
4.3	Form of Warrant issued pursuant to Securities Purchase Agreement dated March 28, 2002 by and among Centiv, Inc. and the purchasers identified on Exhibit A thereto.
10.14	Loan Agreement dated December 31, 2001 between Tekgraf, Inc. and Scott C. Barker and related Pledge and Security Agreement dated December 31, 2001.
11.1	Statements of Computation of Earnings Per Share
21.1	Subsidiaries
23.1	Consent of Grant Thornton LLP
23.2	Consent of PricewaterhouseCoopers LLP

1

QuickLinks

CENTIV, INC. TABLE OF CONTENTS
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
Centiv, Inc. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS Financial Statements of Centiv, Inc.
INDEPENDENT AUDITORS' REPORT
REPORT OF INDEPENDENT ACCOUNTANTS
CENTIV, INC. CONSOLIDATED BALANCE SHEETS ($ in thousands)
CENTIV, INC. CONSOLIDATED STATEMENTS OF OPERATIONS ($ in thousands, except per share data)
CENTIV, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS ($ in thousands)
CENTIV, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
INDEX OF EXHIBITS