Form 10-K/A
period 2001-12-31
CENTIV INC
filed 2002-04-29
CIK 1044167

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K/A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File No. 000-23221

CENTIV, INC.
(Exact name of Registrant as specified in its charter)

Georgia	58-2033795
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No:

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

CENTIV, INC.
TABLE OF CONTENTS

EXPLANATORY NOTE

        The Company is filing this amendment to its Form 10-K in order to include the information required by Part III, Items 10-13 that were to be incorporated by reference into the originally filed Form 10-K, because the Company will not be filing its annual meeting proxy statement within 120 days of its fiscal year end.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Directors

        Six directors currently serve on the Company's board. Five of the Company's existing directors (Messrs. Dalton, Mason, Rychel and Sisto and Ms. Feil) are elected by the holders of common stock and preferred stock, voting together as a class, and one director (Mr. Carnevale) is elected by only the holders of preferred stock. A director serves until the expiration of his or her term, until a qualified successor director has been elected, or until he or she resigns or is removed by the board.

        Steven J. Carnevale, 46, has been a General Partner and Director of Private Equity Investing for Talkot Capital, LLC, a crossover hedge fund that invests in both public and private equities, since 1996. From 1992 until that time, he was in venture capital and investment banking with Endeavor Capital Management. Mr. Carnevale is also a director of Advanced Data Exchange (ADX) and Sawgrass Systems, Inc. Mr. Carnevale has been a director of Centiv since April 2000 and has been the chairman of the board since March 2002. On March 28, 2002, the holders of preferred stock designated Mr. Carnevale as their preferred stock director pursuant to the terms of our Restated Articles of Incorporation and the related Certificate of Designations, Preferences and Rights.

        Frank X. Dalton, Jr., 45, is a partner with Cordova Ventures, a venture capital firm based in Atlanta, Georgia. Prior to joining Cordova, Mr. Dalton was, from January 1996 to November 1996, an Executive Vice President of Ambassador Capital Corporation, an investment banking firm. From November 1989 to January 1996, Mr. Dalton was employed by BDO Seidman, LLP, a public accounting firm, with his last position being Partner. Mr. Dalton has served as a director of Centiv since November 1997.

        Kim Feil, 43 has served as Division President of Worldwide Innovation for Information Resources, Inc. (IRI), which provides retail and consumer performance measurement information services to consumer packaged goods companies, since March 1998. For nine years prior to that, from December 1989 she was with Cadbury Beverages (Dr Pepper/7UP) where she held a variety of executive positions, including Senior Vice President of Strategic Planning, Senior Vice President of Marketing and Senior Vice President of Sales for Cadbury's independent bottling system. Ms. Feil has been a director since April 2002.

        Thomas M. Mason, 47, joined Centiv in March 2000 as Vice President of Finance and Chief Financial Officer and became a director in February 2001. From July 1997 until joining Centiv, Mr. Mason served as Chief Financial Officer of The Segerdahl Corporation, a commercial printer. Prior to that, from February through July 1997, he served as Senior Vice President and Chief Financial Officer of Telular Corporation. For the preceding 13 years, Mr. Mason held various finance and general management positions with Bell & Howell Company. Mr. Mason also worked at American Hospital Supply Corporation for five years and began his career with KPMG/Peat Marwick as a CPA. Mr. Mason has been a director of Centiv since February 2001.

        William M. Rychel, 51, was named President and Chief Executive Officer of Centiv in February 2000. Prior to this nomination, he served as Interim Chief Executive Officer since October 1998. Mr. Rychel became President of the Graphics Division and a director of Centiv upon completion of our acquisition of G&R Marketing, Inc. in June 1997. Beginning in 1985, he served as the President of G&R Marketing, a company he co-founded. Mr. Rychel has served as a director of Centiv since June 1997.

        Albert E. Sisto, 52, has served as Chief Executive Officer and President of Phoenix Technologies, Ltd. since June 1999 and as Chairman since February 2000. Prior to that, from November 1997, he served as the Chief Operating Officer of RSA Data Security, Inc., a Security Dynamics Company. From

1994 until that time, Mr. Sisto served as President, Chairman and Chief Executive Officer of DocuMagix, Inc., a computer software company specializing in personal content management. Mr. Sisto is also a director of Hi/fn Inc. and Insilicon Corporation. Mr. Sisto has been a director of Centiv since November 1997.

Executive Officers

        Following is certain information about the Company's current executive officers, based on information furnished by them.

        John R. Bauer, 47, joined Centiv as Vice President, Chief Marketing Officer, in April 2002. Prior to joining Centiv, Mr. Bauer held the title of Partner with Mosaic Infoforce, a joint venture between Information Resources, Inc. and Mosaic, Inc. Mr. Bauer's experience also includes roles as Vice President Marketing and Sales for World's Finest Chocolate in Chicago and Vice President Marketing for Lykes Bros. Inc. He has been a Director of Marketing for Tropicana Products, Inc., (1990-1996) and held numerous sales and marketing roles over 13 years with The Pillsbury Company.

        James M. Kearney, 48, joined Centiv as Vice President, Chief Information Officer in July 2000. Prior to joining Centiv, Mr. Kearney served as Director of Applications Development for Beloit Corporation, a global manufacturer of paper making machinery. Mr. Kearney's experience also includes serving as Director, Information Services with The Chicago Faucet Company, a plumbing products manufacturer, from July 1993 through May 1997 and Director, Information Services with Cobra Corporation, a distributor of consumer electronics products from November 1991 through July 1993.

        Thomas M. Mason, 47, joined Centiv in March 2000 as Vice President of Finance and Chief Financial Officer. From July 1997 until joining Centiv, Mr. Mason served as Chief Financial Officer of The Segerdahl Corporation, a commercial printer. Prior to that, from February through July 1997, he served as Senior Vice President and Chief Financial Officer of Telular Corporation. For the preceding 13 years, Mr. Mason held various finance and general management positions with Bell & Howell Company. Mr. Mason also worked at American Hospital Supply Corporation for five years and began his career with KPMG/Peat Marwick as a CPA.

        William M. Rychel, 51, was named President and Chief Executive Officer of Centiv in February 2000. Prior to this nomination, he served as Interim Chief Executive Officer since October 1998. Mr. Rychel became President of the Graphics Division and a director of Centiv upon completion of our acquisition of G&R Marketing, Inc. in June 1997. Beginning in 1985, he served as the President of G&R Marketing, a company he co-founded.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires that Centiv's executive officers, directors and 10% shareholders file reports of securities ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and 10% owners also are required to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of these reports provided to the Company and written representations that no other reports were required, the Company believes that all filing requirements were met during fiscal 2001.

ITEM 11.    EXECUTIVE COMPENSATION.

        This table summarizes the before-tax compensation for the Chief Executive Officer and the next four most highly compensated executive officers of Centiv, as well as for Curt J. Campagna, who served as an executive officer of Centiv during a portion of 2001.

Summary Compensation

Long-Term Compensation
		Annual Compensation			Awards
Name and Principal Position	Year	Salary		Securities Underlying Options	Bonus		All Other Compensation (7)
William M. Rychel President and Chief Executive Officer	2001 2000 1999	$175,000 175,000 125,000		100,000 — —	$87,500 87,500 25,000	(1) (6) (6)	$9,205 9,024 —
Thomas M. Mason Chief Financial Officer (since March 2000)	2001 2000 1999	$160,000 131,590 —		40,000 60,000 —	$58,333 91,667	(2) (6)	$820 633 —
Mark C. Lewis President of CalGraph Technology Services, Inc.	2001 2000 1999	$160,000 158,751 125,000		30,000 40,000 —	$40,000 100,000 —	(3) (6)	$820 419 —
James M. Kearney Chief Information Officer (since July 2000)	2001 2000 1999	$115,000 55,105 —		15,000 10,000 —	$16,150 8,250 —	(4) (6)	$542 419 —
Scott C. Barker Former Vice President, Sales and Marketing (through December 31, 2001)	2001 2000 1999	$175,000 287,387 234,027	(8) (8)	60,000 — —	$62,500 — —	(5)
820 633 —
Curt J. Campagna Former Vice President, Marketing (from October 2000 through September 2001)	2001 2000 1999	$110,000 27,500 —		7,500 25,000 —	$30,000 10,000(6 —	(6) )	$451 251 —

(1)
Includes $52,500 that was accrued during 2001 and will be paid in 2002.

(2)
Includes $30,000 that was accrued during 2001 and will be paid in 2002.

(3)
Includes $24,000 that was accrued during 2001 and will be paid in 2002.

(4)
Includes $4,250 that was accrued during 2001 and will be paid in 2002.

(5)
Includes $37,500 that was accrued during 2001 and will be paid in 2002.

(6)
Bonus accrued during the year and paid the following year, except that Mr. Mason's bonus in 2000 includes $45,000 that related to and was paid in that year and Mr. Kearney's bonus in 2000 includes $4,250 that related to and was paid in that year.

(7)
Represents payments made by Centiv on a long-term disability policy.

(8)
Includes sales commissions of $162,387 in 2000 and $109,027 in 1999.

Option Grants in 2001

        This table gives information relating to option grants during 2001 to the executive officers listed in the Summary Compensation Table. The options were granted under our Amended and Restated 1997

Stock Option Plan. Unless otherwise noted, the options vest in four equal annual installments beginning on the first anniversary of the grant date.

        The potential realizable value is calculated based on the term of the option at its time of grant, 10 years, except for those options owned by Mr. Rychel for which the period is five years. The calculation assumes that the fair market value on the date of grant appreciates at the indicated rate compounded annually for the entire term of the option and that the option is exercised at the exercise price and the stock is sold on the last day of its term at the appreciated price. Stock price appreciation of 5% and 10% is assumed pursuant to the rules of the Securities and Exchange Commission. The actual price appreciation may be substantially greater or lower than that assumed under these rules. The Company cannot assure you that the actual stock price will appreciate over the 10-year option term at the assumed levels or at any other defined level. The closing price of the common stock on March 28, 2002 was $1.00 per share.

	Individual Grants
							Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
			Percent of Total Options Granted to Employees in 2001
	Securities Underlying Options Granted
Name				Exercise Price Per Share	Expiration Date
							5%	10%
William M. Rychel	25,000	(1)	5.6%	$.5157	3/7/06		$2,066	$5,983
	65,000		14.5	.5157	3/7/06		5,370	15,555
	10,000		2.2	1.23	6/29/06		826	2,393
Thomas M. Mason	40,000		8.9	..4688	3/7/11		11,793	29,886
Mark C. Lewis	30,000		6.7	..4688	3/7/11		8,845	22,414
James Kearney	15,000		3.3	..4688	3/7/11		4,422	11,207
Scott C. Barker	30,000 30,000	(2) (2)	6.7 6.7	..4688 1.40	3/7/11 12/31/11	(3) (3)	8,845 26,414	22,414 66,937
Curt J. Campagna	7,500		1.7	..4688	3/7/11	(4)	2,211	5,604

(1)
Vest in four equal annual installments unless Centiv reaches profitability in any quarter, in which case they all vest immediately.

(2)
In connection with termination of employment, all options vested as of December 31, 2001.

(3)
Will be forfeited on December 31, 2002 if not exercised.

(4)
Were forfeited on December 31, 2001.

Option Exercises in 2001 and
2001 Year-End Option Values

        None of the executive officers listed in the Summary Compensation Table exercised stock options during 2001. The value of unexercised in-the-money options at year end 2001 is determined using the difference between the option exercise price and $1.40 (the closing price of Centiv common stock on the last trading day of the fiscal year, December 31, 2001) multiplied by the number of shares underlying the option. An option is in-the-money if the market value of the common stock subject to the option is greater than the exercise price.

	Securities Underlying Unexercised Options at Year End 2001		Value of Unexercised In-the-Money Options at Year End 2001
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
William M. Rychel	—	100,000	—	$81,287
Thomas M. Mason	30,000	70,000	—	37,248
Mark C. Lewis	10,000	60,000	—	27,936
James Kearney	2,500	22,500	$375	15,093
Scott C. Barker	110,000	—	27,936	—
Curt J. Campagna	—	—	—	—

        Directors who are also Company employees receive no fees for their services as directors. Non-employee directors receive an annual retainer of $4,000, paid quarterly. Board members receive an additional $2,500 for each in person meeting and $500 for each telephonic meeting plus reimbursement of expenses. Committee members receive $500 for serving on the audit committee and $500 for serving on the compensation committee. For 2002, director compensation will be the same as 2001 except that the fee for non-employee directors for attending meetings in person will be reduced to $1,500. Directors are not precluded from receiving compensation for serving Centiv in another capacity.

        Directors are also entitled to receive options under our stock option plan. Non-employee directors will receive annual grants of options as determined by the board. In addition, upon joining the board of directors non-employee directors will receive a grant of options to purchase 20,000 shares. This amount will be increased to 30,000 for 2002. These options will vest equally over three years. Options granted under the plan have exercise prices equal to the fair market value of our common stock on the grant date.

        In March 2001, the Company granted each of Messrs. Carnevale, Dalton and Sisto options to purchase 10,000 shares of our common stock, which vest equally over three years on the anniversaries of the grant. In January 2002, each of Messrs. Dalton and Sisto received a grant of options to purchase 15,000 shares of our common stock. In April, 2002, upon her appointment to the board of directors, we granted Ms. Feil an option to purchase 30,000 shares of our common stock, which vest equally over three years on the anniversary of the grant. In March 2002, the Company granted to Mr. Carnavale, subject to shareholder approval of the increase in shares issuable under our 1997 Stock Option Plan, an option to purchase 158,000 shares of our common stock as consideration for his agreement to serve as chairman of the board of directors and for his consulting services in connection with our recent financing.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The following table shows how much of each class of our stock was beneficially owned as of March 29, 2002 by:

  •
  our Chief Executive Officer and other individuals named in the Summary Compensation Table included in this proxy statement;

  •
  each director;

  •
  each shareholder known by us to own beneficially at least 5% of our common stock or preferred stock; and

  •
  all directors and executive officers as a group.

        Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. In general, beneficial ownership includes any shares a director or executive officer can vote or transfer, shares subject to stock options and warrants that are exercisable currently or become exercisable within 60 days and shares subject to convertible securities that are convertible currently or within 60 days. These shares are considered to be outstanding for the purpose of calculating the percentage of ownership of the shareholder holding these options, warrants or convertible securities, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person. Percentage ownership is based on 4,956,535 shares of common stock and 216,000 shares of preferred stock (each share of which is, at the holder's option, convertible into 10 shares of common stock, subject to certain anti-dilution protection) outstanding as of March 29, 2002. Except as otherwise noted, the shareholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.

	Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock	Shares of Preferred Stock Beneficially Owned	Percent of Preferred Stock
Named Executive Officers and Directors
William M. Rychel (2)	1,238,134	24.87	—	—
Thomas M. Mason	70,500	1.41	—	—
Scott C. Barker (3)	424,149	8.37	—	—
Mark C. Lewis	251,400	5.01	—	—
James Kearney	11,250	*	—	—
Curt J. Campagna	—	—	—	—
Steven J. Carnevale (4)	1,016,667	17.02	100,000	37.59
Frank X. Dalton, Jr.	29,999	*	—	—
Kim Feil	—	—	—	—
Albert E. Sisto (5)	137,999	2.73	10,000	4.53
All current directors and executive officers as a group (8 persons)	2,504,549	48.95	110,000	40.59
Other 5% Shareholders
Thomas A. Gust (6)	414,759	8.37	—	—
Talkot Crossover Fund (7)	1,000,000	16.79	100,000	23.15
Thomas B. Akin (8)	2,000,000	33.58	200,000	46.30
Pennell Venture Partners Marathon Fund II, LP (9)	1,000,000	16.79	100,000	23.15
Garrison Master Fund (10)	384,000	7.19	38,400	8.89

*
Less than 1%.

(1)
Includes options and warrants to purchase shares of our common stock that are currently exercisable or exercisable within 60 days as follows: Mr. Rychel, 22,500 shares; Mr. Mason, 55,000 shares; Mr. Barker, 110,000 shares; Mr. Lewis, 70,000 shares; Mr. Kearney, 6,250 shares; Mr. Carnevale, 16,667 shares; Mr. Dalton, 29,999 shares; Mr. Sisto, 29,999 shares; and all current directors and executive officers as a group, 160,415 shares. Mr. Carnevale's beneficial ownership of common stock does not include 158,000 shares subject to the option that is contingent upon shareholder approval of the increase in shares issuable under our option plan.

(2)
Shares of common stock beneficially owned includes 806,983 shares of Centiv common stock that have been pledged to Centiv as security for a loan maturing December 1, 2002. While pledged,

  Mr. Rychel may not sell, assign or otherwise dispose of these shares without Centiv's prior written consent. Mr. Rychel's address is c/o Centiv, Inc., 998 Forest Edge Drive, Vernon Hills, Illinois 60061.

(3)
Shares of common stock beneficially owned includes 100,000 shares of Centiv common stock that have been pledged to Centiv as security for a loan maturing December 31, 2003. While pledged, Mr. Barker may not sell, assign or otherwise dispose of these shares without Centiv's prior written consent. Mr. Barker's address is 212 Riverside Drive, Greenville, South Carolina 29605.

(4)
Shares of common stock beneficially owned includes 1,000,000 shares issuable upon conversion into common stock of all shares of preferred stock and warrants to purchase shares of preferred stock held by Talkot Crossover Fund. Shares of preferred stock beneficially owned represents 100,000 shares held by Talkot Crossover Fund, which includes 50,000 shares of preferred stock issuable upon the exercise of warrants to purchase preferred stock. Mr. Carnevale is a General Partner and Director of Private Equity Investing for Talkot Capital LLC, the fund manager of Talkot Crossover Fund, and, as such, shares the power to direct the actions of Talkot Crossover Fund. Therefore, Mr. Carnevale may be deemed to be a beneficial owner of these shares. Mr. Carnevale disclaims beneficial ownership of all of these shares. The address for Mr. Carnevale is c/o Talkot Capital LLC, 2400 Bridgeway, Suite 200, Sausalito, California 94965.

(5)
Shares of common stock beneficially owned includes 100,000 shares issuable upon conversion into common stock of all shares of preferred stock and warrants to purchase shares of preferred stock held by Sixth Bridge, L.P. Shares of preferred stock beneficially owned represents 10,000 shares held by Sixth Bridge, L.P., which includes 5,000 shares of preferred stock issuable upon the exercise of warrants to purchase preferred stock. Mr. Sisto is the General Partner and a Limited Partner of Sixth Bridge, L.P., and, as such, possesses the power to direct the actions of Sixth Bridge, L.P. Therefore, Mr. Sisto may be deemed to be a beneficial owner of these shares.

(6)
Mr. Gust's address is 200 North Fairway Drive, Suite 202, Vernon Hills, Illinois 60061.

(7)
Shares of common stock beneficially owned consists of 1,000,000 shares issuable upon conversion into common stock of all shares of preferred stock and warrants to purchase shares of preferred stock. Shares of preferred stock beneficially owned includes 50,000 shares of preferred stock issuable upon the exercise of warrants to purchase preferred stock. The address for Talkot Crossover Fund is 2400 Bridgeway, Suite 200, Sausalito, CA 94965.

(8)
Shares of common stock beneficially owned consists of 1,000,000 shares issuable upon conversion into common stock of all shares of preferred stock and warrants to purchase shares of preferred stock. Shares of preferred stock beneficially owned includes 50,000 shares of preferred stock issuable upon the exercise of warrants to purchase preferred stock. Shares of common stock beneficially owned also includes 1,000,000 shares issuable upon conversion into common stock of all shares of preferred stock and warrants to purchase shares of preferred stock held by Talkot Crossover Fund. Shares of preferred stock beneficially owned also represents 100,000 shares held by Talkot Crossover Fund, which includes 50,000 shares of preferred stock issuable upon the exercise of warrants to purchase preferred stock. Mr. Akin is a Partner of Talkot Capital LLC, the fund manager of Talkot Crossover Fund, and, as such, shares the power to direct the actions of Talkot Crossover Fund. Therefore, Mr. Akin may be deemed to be a beneficial owner of these shares. Mr. Akin disclaims beneficial ownership of all of these shares. The address for Mr. Akin is 2400 Bridgeway, Suite 200, Sausalito, California 94965.

(9)
Shares of common stock beneficially owned includes 1,000,000 shares issuable upon conversion into common stock of all shares of preferred stock and warrants to purchase shares of preferred stock. Shares of preferred stock beneficially owned includes 50,000 shares of preferred stock issuable upon the exercise of warrants to purchase preferred stock. The address for Pennell Venture Partners Marathon Fund II, LP is 10 Jones Street, 6th Floor, New York, New York 10014.

(10)
Shares of common stock beneficially owned consists of 384,000 shares issuable upon conversion into common stock of all shares of preferred stock and warrants to purchase shares of preferred stock. Shares of preferred stock beneficially owned includes 19,200 shares of preferred stock issuable upon the exercise of warrants to purchase preferred stock. The address for Garrison Master Fund is c/o Barbary Coast Capital Management, One Sansome Street, Suite 2900, San Francisco, California 94104.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Mr. Rychel

        The Company loaned Mr. Rychel a total of $1,775,000 to purchase from certain shareholders a total of 806,983 shares of our common stock, 685,816 of which were shares of Class B Common Stock. All outstanding shares of our Class B Common Stock were converted into our common stock on a one-for-one basis on January 21, 2000. The loan was due on December 1, 2001 and was renewed until December 1, 2002. As consideration for the renewal of this loan, Mr. Rychel entered into an agreement with Centiv that restricts his ability to compete with us during his employment and for a period of one year thereafter. Interest on the loan is payable at a rate that is 0.25% above the rate that we pay from time to time under our current bank loan agreement. All principal and interest are due at maturity. As collateral for payment of the loan, Mr. Rychel has pledged the shares that he purchased with the proceeds of the loan. The loan is prepayable at any time without penalty, and Mr. Rychel has stated his intent to attempt to sell blocks of his shares on a private basis in an effort to repay the loan.

        If the trading price of our common stock is at least $3.00 per share for 20 consecutive trading days, we can purchase any of the shares purchased by Mr. Rychel at discounts to the then-current market price ranging from 10-15%, depending on the market price, with a corresponding reduction of the loan balance. In connection with the loan, Mr. Rychel has agreed to maintain a $2,000,000 term insurance policy on his life, with Centiv as beneficiary. He has agreed to keep the policy in effect until the loan is paid in full. The Company has agreed to indemnify Mr. Rychel against any actions brought against him personally by any of its shareholders as a result of the loan or his use of the loan to purchase shares as described above.

        The Company borrowed the money lent to Mr. Rychel under our existing bank facility. In doing so, it incurred a service charge of $10,000 imposed by the bank in order to obtain a waiver from the usual lending conditions prohibiting loans by Centiv to its officers or directors.

Transactions with Mr. Barker

        On December 31, 2001, the Company sold its Channels Business to TK Acquisition Corporation, a newly formed South Carolina corporation controlled by Mr. Barker. As of the closing of that sale, Mr. Barker ceased to be an employee of Centiv.

        In connection with the sale of the Channels Business, the Company loaned Mr. Barker $200,000 for certain working capital needs. Interest on the loan is payable at a rate that is 0.25% above the rate we pay from time to time under our current bank loan agreement. All principal and interest is due at maturity, which is December 31, 2003. As collateral for the payment of the loan, Mr. Barker has pledged 100,000 shares of our common stock owned by him. The loan is prepayable at any time without penalty.

Private Offering of Units

        On March 28, 2002, the Company issued, in a private placement, 216,000 units, each consisting of one share of convertible preferred stock and one warrant to purchase one additional share of convertible preferred stock. The purchase price was $10.00 per unit. One of the principal investors in the convertible preferred stock is Talkot Crossover Fund, a fund managed by Talkot Capital, LLC, whose General Partner and Director of Private Equity Investing, Steven J. Carnevale, serves as a member of the Company's board of directors. In connection with the investment, Mr. Carnevale will become chairman of the Company's board of directors. The Company also issued, subject to shareholder approval of the increase in shares issuable under the Company's 1997 Stock Option Plan, an option to purchase 158,000 shares of our common stock to Mr. Carnevale under the Plan as consideration for his agreement to serve as chairman of the Company's board of directors and for his consulting services related to the private placement.

        Another investor in the private offering, Sixth Bridge, L.P. is a limited partnership of which, Mr. Albert Sisto, who serves on the Company's board of directors, is both the general partner and a limited partner. As such, Mr. Sisto may be deemed to have beneficial ownership of the units purchased by Sixth Bridge, L.P.

        Each share of convertible preferred stock is convertible, initially, into 10 shares of the Company's common stock. Therefore, at a purchase price of $10.00 per unit, the effective purchase price for each share of common stock purchased was $1.00. The warrant that is included with each unit gives the holder the right, until five years after the issuance of the warrant, to purchase one share of convertible preferred stock at a purchase price of $15.00 per share, the equivalent of $1.50 per share of common stock.

        The convertible preferred stock has a liquidation preference over common stock equal to the purchase price of the convertible preferred stock plus any accrued but unpaid dividends. If not previously converted, the convertible preferred stock will begin to accrue dividends on March 31, 2003 at a rate equal to 8% of the purchase price of the convertible preferred stock. In addition, if not previously converted into common stock, the convertible preferred stock is subject to redemption at the Company's option on the fourth anniversary of the issuance of the convertible preferred stock at a redemption price equal to the purchase price plus any accrued but unpaid dividends. If the Company fails to redeem the convertible preferred stock on that date, the holders of the convertible preferred stock become entitled to elect a majority of the board of directors. The convertible preferred stock is initially convertible into 10 shares of common stock for each share of the convertible preferred stock. This conversion ratio, however, is subject to anti-dilution adjustment for stock splits, combinations and other similar changes and if we issue, except in limited circumstances, any capital stock for a per share price less than the then current conversion price.

Settlement of Dissenters' Claim

        On January 3, 2001, the Company closed a transaction pursuant to which we settled a lawsuit involving shareholders who exercised dissenters' rights with regard to our conversion of all Class B common stock to Class A common stock pursuant to a vote at a special meeting of shareholders held on January 21, 2000. The terms of the settlement are set forth in a Settlement Agreement and Mutual Releases dated December 21, 2000, a copy of which is filed as Exhibit 99.1 to the Current Report on Form 8-K filed on January 4, 2001. The agreement relates to the shareholders of record who owned 1,191,333 shares of Class B common stock as of the relevant date and exercised dissenters' rights and demanded payment for their shares, plus accrued interest, pursuant to Georgia law. Because the Company and the dissenting shareholders could not reach agreement as to the fair value of the shares as of the relevant date, we filed a petition in the Superior Court of Fulton County, Georgia on May 26,

2000, seeking the determination of the fair value of the dissenters' shares and accrued interest, pursuant to Georgia law.

        The Company previously entered into a transaction that resulted in a partial settlement of the lawsuit. As of October 31, 2000, the Company sold the assets of its Tekgraf Systems division to Micro Environments, LLC, a limited liability company controlled by Anita, Ltd., one of the dissenting shareholders. As consideration for the assets of the Tekgraf Systems division, Anita, Ltd. transferred to the Company, 293,334 shares (subject to adjustment) of Class A common stock at issue in the lawsuit. Pursuant to the settlement agreement effective January 3, 2001, Anita, Ltd. made the final adjustment payment for the assets of the Tekgraf Systems division by surrendering to us an additional 82,418 shares of Class A common stock at issue in the lawsuit.

        Under the terms of the settlement agreement, the defendants transferred all of their rights to the remaining shares at issue in the lawsuit. The Company agreed to pay an aggregate amount of $1,875,000 to resolve the lawsuit, and on January 5, 2001, the parties filed a mutual notice of dismissal with the Court. To facilitate the settlement, and in exchange for an agreement not to purchase Centiv stock for a period of five years, the Company agreed to pay $168,750 to Anita, Ltd. on March 15, 2001 in exchange for 75,000 Class A shares and 75,000 warrants that were not subject to lawsuit.

        On January 3, 2001, the Company paid $275,000 and delivered an unsecured installment note dated December 21, 2000 for the remaining $1,768,750. The note, a copy of which is filed as Exhibit 99.2 to the Current Report on Form 8-K referenced above, provides that we will make monthly payments commencing on March 15, 2001 and ending on December 14, 2001. The note will not bear interest, except upon an event of default (as defined in the note). From the date of an event of default, interest will accrue on all remaining payments at a rate equal to the prime rate (as defined in the Note) plus 2%. Certain mutual releases and covenants not to sue will automatically be revoked if the Company fails to make any of the payments due under the note. As provided, Anita, Ltd. surrendered the 75,000 Class A shares and 75,000 warrants that it held when the Company made the March 15, 2001 payment.

        As further described in the settlement agreement, the Company also agreed to indemnify the defendants and certain related parties against claims for or relating to any alleged failure by the Company or the defendants to comply with any alleged net asset value obligations relating to our June 1997 acquisition of all of the outstanding stock of five regional distributors of computer graphics products. The Company agreed to use reasonable, good faith efforts to obtain certain mutual releases from the persons who sold stock to the Company in acquisitions in June 1997, and its indemnification obligations will terminate with respect to those who execute and deliver the mutual releases. As part of the settlement agreement, two shareholders who sold stock to the Company as part of the June 1997 acquisitions executed and delivered mutual releases. Those two shareholders are Thomas A. Gust and William M. Rychel. The Company has since obtained the mutual releases from several other, but not all, of the shareholders who sold stock to the Company as part of the June 1997 acquisitions.

        The Company has now made all payments required to be made by it under the settlement agreement.

SIGNATURE

        PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 26th DAY OF APRIL, 2002.

Centiv, Inc. (Registrant)
By:	/s/ WILLIAM M. RYCHEL William M. Rychel President and Chief Executive Officer

QuickLinks

CENTIV, INC. TABLE OF CONTENTS
EXPLANATORY NOTE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.
Summary Compensation
Option Grants in 2001
Option Exercises in 2001 and 2001 Year-End Option Values
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
SIGNATURE