Form 10-Q
period 2002-03-31
CENTIV INC
filed 2002-05-06
CIK 1044167

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: ☒ No: ☐

        The number of shares outstanding of the Registrant's common stock, par value $.001, as of April 22, 2002 the latest practicable date, was 4,956,535 shares.

CENTIV, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

CENTIV, INC.

CONSOLIDATED BALANCE SHEETS

($ in thousands)

	March 31, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$743	$228
Accounts receivable, less allowance for doubtful accounts of $47 and $43 at March 31, 2002 and December 31, 2001, respectively	1,402	969
Inventories, net	1,128	978
Prepaid expenses and other assets	605	278
Income taxes receivable	44	617
Deferred income taxes—current	205	303
Net current assets, discontinued operations	0	2,801

Total current assets	4,127	6,174

Property and equipment, net	2,102	2,071
Other assets	419	39
Net other assets, discontinued operations	0	860

Total assets	$6,648	$9,144

LIABILITIES
Current liabilities:
Current debt	$0	$795
Accounts payable	2,599	3,617
Accrued expenses	877	1,000
Contract obligation and deferred income	109	208
Net current liabilities, discontinued operations	0	2,755

Total current liabilities	3,585	8,375

Deferred income taxes	157	157

Total liabilities	3,742	8,532

STOCKHOLDERS' EQUITY
Class A Common Stock $.001 par value, 35,000,000 shares authorized; 4,956,535 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	5	5
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 216,000 shares and no shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively (liquidation value of $2,160,000 at March 31, 2002)	0	0
Due from stockholders	(2,411)	(2,366)
Additional paid-in capital	22,454	19,618
Accumulated deficit	(17,142)	(16,645)

Total stockholders' equity	2,906	612

Total liabilities and stockholders' equity	$6,648	$9,144

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	Three Months Ending March 31,
	2002	2001(*)
	(unaudited)	(unaudited)
Net sales	$3,807	$2,934
Cost of goods sold	2,849	2,326

Gross profit	958	608
Operating expenses:
Selling, general and administrative	1,203	965
Depreciation	133	58

Loss from operations	(378)	(415)
Other Income (expense)	283	0
Interest income (expense)	28	(234)

Loss before income taxes from continuing operations	(67)	(649)
Benefit for income taxes from continuing operations	0	(236)

Loss from continuing operations	(67)	(413)
Income from discontinued operations (net of $98 tax in 2002 and $96 tax in 2001)	380	98

Net Income (loss)	$313	$(315)

Effect of beneficial conversion feature of preferred stock	(810)	0

Net loss attributable to common shareholders	$(497)	$(315)

Basic and Diluted Income/(Loss) applicable to common shares
Weighted average shares outstanding	4,956,535	5,061,998
Continuing operations per share	$(0.17)	$(0.08)
Discontinued operations per share	$0.07	$0.02

Net Income (loss) per share	$(0.10)	$(0.06)

*
Prior year results have been reclassified for discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ending March 31,
	2002	2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$313	$(315)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	8	0
Depreciation	133	58
Non-cash interest on note payable (receivable)	(7)	36
Gain on sale of CalGraph Business	(488)	0
Changes in net assets and liabilities
Accounts receivable	(441)	4,376
Inventories	(150)	(84)
Prepaid expenses and other assets	46	11
Accounts payable and accrued expenses	(1,317)	(2,480)
Deferred income and contract obligation	(127)	(722)
Income taxes	573	(151)
Net assets, discontinued operations	123	1,613

Total adjustments	(1,647)	2,657

Net cash (used in) provided by operating activities	(1,334)	2,342

Cash flows from investing activities:
Purchase of property and equipment—continuing operations	(164)	(463)
Proceeds from Sale of CalGraph Business	1,050	0

Net cash provided by (used in) investing activities	886	(463)

Cash flows from financing activities:
Proceeds/(repayment), net, from credit facility	(796)	(1,330)
Net Proceeds from Private Equity Financing	1,776	0
Proceeds/(repayment), net, from capital lease	28	0
Dissenters' settlement payments	0	(925)
Interest on loan to stockholders	(45)	(45)

Net cash provided by (used in) financing activities	963	(2,300)

Increase (decrease) in cash and cash equivalents	515	(421)
Cash and cash equivalents, beginning of year	228	491

Cash and cash equivalents, end of year	$743	$70

The accompanying notes are an integral part of these financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and the footnotes included in the Form 10-K for the year ended December 31, 2001.

2. INVENTORIES

        Inventories, net of reserves, at March 31, 2002 and December 31, 2001 consist of the following ($ in thousands):

	March 31, 2002	December 31, 2001
Finished goods	1,128	978

3. NET LOSS PER COMMON SHARE

        Basic and diluted net income/(loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period. Since the Company has a net loss from continuing operations, there were no common share equivalents that were dilutive during any of the periods presented. At March 31, 2002, the weighted average common shares were determined as follows:

	Three Months Ending March 31,
	2002	2001
Weighted average common shares—Basic
Outstanding at beginning of period	4,956,535	5,061,998
Shares Issued during the period	0	0

Basic weighted average shares	4,956,535	5,061,998

Weighted average common shares—Diluted
Basic weighted average shares from above	4,956,535	5,061,998
Effect of stock options and warrants	0	0

Diluted weighted average shares	4,956,535	5,061,998

        The weighted average common shares exclude securities that would be upon conversion anti-dilutive. Accordingly, there are 1,076,837 stock options, 2,160,000 common shares (216,000 preferred shares convertible at 10 common shares each), and 4,332,000 warrants that are not included in the number of weighted average common shares outstanding as of March 31, 2002.

        Earnings (loss) per share is computed as follows:

	Three Months Ending March 31,
	2002	2001
Income Available to common shareholders:
Loss from continuing operations	(67)	(413)
Effect of Beneficial Conversion Feature of convertible preferred stock	(810)	0

Loss from continuing operations attributable to common shareholders	(877)	(413)

Income from discontinued operations	380	98

Net loss attributable to common shareholders	(497)	(315)

Earnings (loss) per share—Basic and Diluted:
Continuing Operations	(0.17)	(0.08)
Discontinued Operations	0.07	0.02

Net Loss	(0.10)	(0.06)

4. INCOME TAXES

        The Company's effective tax rate was a benefit of 0% and 36.4% for the three months ended March 31, 2002 and 2001, respectively. The tax rate was 0% for the three months ended March 31, 2002 as the Company's tax provision was offset by a corresponding reduction in the valuation allowance for deferred income taxes that was established in 2001.

5. CURRENT DEBT

        The Company used the proceeds from the private equity transaction (see Note 17) to pay off the outstanding bank debt and cancel the credit facility. The Company is currently pursuing a new credit facility and expects to have a new agreement in place during the second quarter of 2002.

6. ESCROW SHARES

        This number of outstanding shares does not include 228,266 shares held in escrow in connection with an acquisition by the Company pursuant to a Pledge, Security and Escrow Agreement dated June 2, 1997. All of the interest in and title to these 228,266 shares was transferred to Anita Ltd. and then subsequently transferred to the Company as part of a Settlement Agreement and Mutual Releases dated as of December 21, 2000. These shares will ultimately be released from the escrow to the Company and will be cancelled. Therefore, the Company has, for accounting purposes, treated these shares as cancelled effective as of December 21, 2000.

7. PATENT APPLICATION

        On March 20, 2002, the Company filed a patent application with the United States Patent and Trademark Office for a "Method and System for Point of Purchase Sign Creation and Delivery." In addition, the Company filed an international patent application for the same invention to protect patent rights in foreign countries. The Company expects that after examination, it will be awarded a patent to protect its valuable intellectual property. Centiv has developed this system which allows a user access to an information database for selecting sign templates, inputting data for the sign templates and selecting and ordering signage products for production of the sign templates having the data input.

8 RESTRUCTURING CHARGES

        During the fourth quarter of 2000, the Company consolidated and centralized its operations and, therefore, recorded a restructuring charge of $541,000 for employee severance and leased premises no longer necessary. The restructuring charges were recorded in discontinued operations for the year ended December 31, 2000.

        The following table provides a roll forward of the liabilities incurred in connection with the 2000 business restructuring.

Type of Cost	December 31, 2001 Balance	2002 Restructuring Charges Against the Reserve	2002 Restructuring Accrual	March 31, 2002 Balance
	($ in thousands)
Employee Separations	$11	$(11)	$0	$0
Facility Closings	84	(34)	0	50

Total	$95	$(45)	$0	$50

        For the three months ended March 31, 2002, the restructuring reserve balances were reduced by $45,000. Employee separations of $11,000 and facility closings of $34,000 were charged against the restructuring reserve for the three months ended March 31, 2002. The restructuring reserve balance is $50,000 as of March 31, 2002.

9. SEGMENT DISCLOSURES

        During 2001, the Company decided to focus on and dedicate its resources to its POP business. To further that goal, in December 2001, the Company sold the Channels Business and, effective January 31, 2002, sold Calgraph Technology Services, Inc. As a result of these divestitures, the Company currently operates as a single business unit.

        Centiv offers web services for consumer brand companies to manage their in-store and on-premise point-of-purchase (POP) process. The final product is high quality digitally produced signage that is mass customized for the unique requirements of each retail location.

10. RECLASSIFICATIONS

        Certain amounts in the March 31, 2001 financial statements have been reclassified to conform to the March 31, 2002 presentation.

11. DISCONTINUED OPERATIONS

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

CalGraph Technology Services Business

        Effective January 31, 2002, the Company sold the assets of the Calgraph Technology Services Business to Graphic Enterprises of Ohio, Inc. Centiv received consideration for the sale of the Calgraph assets in the amount of $1,050,000 in cash plus a minimum royalty of $625,000 to be paid over a 25 month period beginning in May 2002. Graphic Enterprises also assumed certain liabilities of Calgraph. The Company realized a pre-tax gain on the sale of $586,000, which is the cash received plus the present value of the royalty payments less the book value of the net assets and less transaction fees associated with the sale of the business. In addition, the Company wrote off the deferred tax asset of $98,000 relating to the Calgraph Technology Services Business. The pretax loss from operations for Calgraph Technology Services Business in January 2002 was $108,000.

        The Company's consolidated financial statements for the period ending March 31, 2001 have been reclassified to report separately the results of operations for the Channels Business and the Calgraph Technology Services Business. The operating results (in thousands) for the three months ended March 31, 2001 consist of:

	Three months ended March 31, 2001
	Channels	Calgraph	Total
Net sales:	$14,446	$2,140	$16,586
Income/(Loss) from operations before income taxes	92	102	194
Provision/(Benefit) from income taxes	57	39	96

Loss from discontinued operations	$35	$63	$98

12. CAPITAL INVESTMENT

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

        Proceeds to the Company from the sale of the convertible preferred stock were $2,160,000, of which $1,910,000 was received on March 28, 2002 and the remaining $250,000 was received in April 2002. Transaction costs of $136,000 representing legal, accounting and registration fees were incurred bringing the net proceeds to $2,024,000. The net proceeds were used to pay off and cancel the Company's current credit facility with the bank. The Company is currently pursuing a new credit facility and anticipates that a new agreement will be in place during the second quarter of 2002. There can be no assurance that the Company will be able to enter into a new credit facility or, if it is able to do so, that it will be on terms favorable to the Company.

        The Company has recorded a beneficial conversion feature on the convertible preferred stock and warrants based on the fair value of the common stock of $1.00 per share as of the date of commitment. The warrants with an exercise price of $1.50 per share, were valued at $810,000 using the Black-Scholes valuation method. The beneficial conversion feature was calculated to be $810,000 at the commitment date of March 28, 2002 and has been recorded as Additional Paid in Capital. As the preferred shares are convertible immediately, the entire amount of the beneficial conversion feature has been accreted into the Accumulated Deficit at March 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related notes.

Overview

        We are a developer and provider of Web-enabled point-of-purchase (POP) solutions used by manufacturers and mass retailers. The delivered product is high quality, digitally produced signage that is mass-customized for the unique requirements of each retail location. With our premier product, Instant Impact, a company gains the ability to target important consumer segments at the point of purchase by allowing brand managers or retailers to order mass-customized, on-demand, color POP materials and receive quantitative feedback on the success of their in-store or on-premise marketing campaigns.

        Instant Impact allows a marketing manager, brand manager or retailer to create, edit and schedule delivery of POP materials by using pre-approved, field-editable sign templates. This Internet-based user interface is clear, flexible, user-friendly and changeable to allow control of the message at a corporate or local store level. The signage can either be printed in a Centiv print center, or an industry-standard print-formatted file can be delivered via the Internet to any print provider in the world. This rapid delivery of signage results in a dramatic reduction in POP lead time and the costs associated with launching or changing in-store or on-premises messaging.

        The roots of Instant Impact were formed in 1998 when Centiv partnered with Anheuser-Busch to design, configure, deliver and implement POP signage systems to Anheuser-Busch wholesale distributors in the United States and 16 foreign countries. Since the formal launch of the Internet-based Instant Impact in March 2001, Centiv and DuPont Tyvek have formed a strategic alliance and co-branding agreement that includes company-wide implementation of Instant Impact.

        During 2001, the Company decided to focus on and dedicate its resources to its POP business. To further that goal, in December 2001, the Company sold our Channels Business and, effective January 31, 2002, sold Calgraph Technology Services, Inc. As a result of these divestitures, the Company currently operates as a single business unit.

Three Months Ended March 31, 2002 Compared With Three Months Ended March 31, 2001

        Net Sales from continuing operations.    Total net sales from continuing operations increased 30% or $873,000, to $3.8 million for the three months ended March 31, 2002, compared to $2.9 million for the three months ending March 31, 2001. The increase in attributable to the new web based services offered through the new Instant Impact product launched in 2001 as well as growth in the supplies revenue for Point of Purchase (POP) systems that are installed at customer sites.

        Gross Profit from continuing operations.    Gross profit from continuing operations increased 58% or $350,000 for the three months ended March 31, 2002 to $958,000 as compared to $608,000 for the three months ended March 31, 2001. The gross profit as a percentage of sales increased 4 percentage points to 25% for the three months ended March 31, 2002 compared to 21% for the three months ended March 31, 2001. The margin improvement relates to higher margin web based sales. In addition, the margin improvement is due to the technical support call center now being handled directly by Centiv instead of outsourcing this activity to another entity.

        SG&A Expenses from continuing operations.    SG&A expenses from continuing operations increased $238,000 or 25% to $1.2 million for the three months ended March 31, 2002 compared to $965,000 for the three months ended March 31, 2001. The increase in SG&A expenses is due to administrative costs that are now being absorbed by Centiv as the other businesses were divested.

        Depreciation Expense from continuing operations.    Depreciation expense from continuing operations increased $75,000, to $133,000 for the three months ended March 31, 2002, as compared to $58,000 for the three months ended March 31, 2001. The increase in depreciation expense relates to the Company implementing a new state of the art enterprise wide software package as well as the cost of the new online Instant Impact point-of-purchase system.

        Other Income from continuing operations.    Other Income of $283,000 represents the settlement of outstanding liabilities associated with the termination of vendor contracts relating to the sale of the Channels Business.

        Income Taxes from continuing operations.    The Company's effective tax rate for continuing operations was 0% for the three months ended March 31, 2002 compared to a benefit of 36% for the three months ended March 31, 2001. The tax rate was 0% for the three months ended March 31, 2002 as the Company's tax provision was offset by a corresponding reduction of the valuation allowance for deferred income taxes that was established in 2001.

        Net Income (Loss) from continuing operations.    The Company had a net loss from continuing operations of $67,000 for the three months ended March 31, 2002, as compared to a net loss of $413,000 for the three months ended March 31, 2001. The decrease in the net loss is attributable to the improvement in gross profit as well as the other income and reduced interest expense.

Discontinued Operations:

        The Company had net income from discontinued operations of $380,000 for the three months ended March 31, 2002 compared to $98,000 net income for the three months ended March 31, 2001. See Note 11 of the Notes to Consolidated Financial Statements for a description and breakdown of the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

        On March 31, 2002, the Company had a positive working capital of $542,000, compared to a negative working capital of $2.2 million as of December 31, 2000.

        The Company used $1.3 million of cash from operations for the three months ended March 31, 2002 compared to cash generated of $2.3 million from operations for the three months ended March 31, 2001. During the three months ended March 31, 2002, the growth in accounts receivable due to higher sales used cash of $440,000 and accounts payable and accrued expenses used cash of $1.3 million. The accounts payable/accrued expense cash usage was primarily from the payment of transaction costs as well as other payments relating to vendor settlements associated with the sale of the Channels Business.

        For the three months ended March 31, 2002, the Company generated cash of $886,000 from investing activities. The Company received cash of $1,050,000 from the sale of the CalGraph Business (see Note 11 of the Notes to Consolidated Financial Statements), partially offset by cash used of $164,000 for the purchase of software licenses, computer hardware and production equipment. Approximately $89,000 of the $164,000 of purchases related to one-time expenditures for splitting the software licenses and computer hardware due to the divestitures of Channels and CalGraph business units. The cash used for the three months ended March 31, 2001 of $463,000 relates to the Company implementing a new state of the art enterprise wide software package as well as the cost of the new online Instant Impact point-of-purchase system.

        For the three months ended March 31, 2002, the Company generated cash of $963,000 from financing activities. The Company received $1,776,000 from private equity (see Note 12 of the Notes to Consolidated Financial Statements). The net proceeds were used to pay off and cancel the Company's credit facility with the bank. The Company is currently pursuing a new credit facility and anticipates that a new agreement will be in place during the second quarter of 2002.

        For the three months ended March 31, 2001, the Company used cash of $2.3 million from financing activities to pay down the bank line of $1.3 million and to make a payment of $0.9 million on the note issued in connection with the settlement of the Dissenters' Lawsuit. The Company had borrowings of $10.1 million and repayments of $11.4 million with the outstanding bank loan during the quarter.

        The Company believes that its available funds together with its anticipated credit facilities will be adequate to satisfy its current and planned operations, including restructuring accruals, for at least the next 12 months.

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

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company has adopted SFAS No. 144 at January 1, 2002, and has determined that adoption does not have a material effect on its results of operations or financial position.

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

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        On March 28, 2002, the Company sold, in a private placement to a group of individual and institutional accredited venture capital investors, 216,000 units, each consisting of one share of convertible preferred stock and one warrant to purchase one additional share of convertible preferred stock. This offering was made pursuant to an exemption from registration under Rule 506 of Regulation D under the Securities Act of 1933. The purchase price for each unit was $10.00 per unit. Because each share of convertible preferred stock is convertible, initially, into ten shares of common stock, the effective purchase price was $1.00 for each share of common stock purchased. The warrant that is included in each unit gives the holder the right, until five years after the issuance of the warrant, to purchase one share of convertible preferred stock at a purchase price of $15.00 per share (the equivalent of $1.50 per share of common stock). Neither the convertible preferred stock nor the warrants have been registered under the Securities Act of 1933. Therefore, they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In connection with this offering the Company, pursuant to its Articles of Incorporation filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Georgia defining the rights of the preferred stock.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 5. OTHER INFORMATION

        On April 8, 2002, the Company received a letter from The Nasdaq Stock Market, Inc. requesting that the Company provide Nasdaq with a detailed description of how the Company intends to continue to comply with the listing requirements of the Nasdaq SmallCap Market. The Company has responded to that inquiry with a detailed plan of how the Company plans to remain in compliance with all of the listing requirements of the Nasdaq SmallCap Market. There can be no assurance that, upon considering the Company's response, Nasdaq will not chose to take further action. In the event that the Company is unable to continue to meet the listing requirements of the Nasdaq SmallCap Market, the Company may be delisted. In the event that the Company's stock were delisted, it would then trade on Nasdaq's OTC Bulletin Board under the same symbol.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

        2.1  Asset Purchase Agreement dated October 29, 2001 by and between Tekgraf, Inc. and SCB Acquisitions, LLC (Filed as Appendix A to the Company's Definitive Proxy Statement filed October 21, 2002 and incorporated herein by reference).

        2.2  Asset Purchase Agreement effective as of January 31, 2002 by and among CalGraph Technology Services, Inc., Centiv, Inc., the sole shareholder of CalGraph and Graphic Enterprises of Ohio, Inc. (Filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed February 20, 2002 and incorporated herein by reference).

        3.1  Restated Articles of Incorporation dated January 21, 2000 as amended December 31, 2001 and related Certificate of Designations filed March 28, 2002. (Filed as Exhibit 3.1 to the Company's annual report on Form 10-K filed on April 1, 2002 and incorporated herein by reference).

        3.2  Bylaws (Filed as Exhibit 3.1 to the Company's quarterly report filed on May 12, 2000 and incorporated herein by reference).

        4.1  Form of Securities Purchase Agreement dated March 28, 2002 by and among Centiv, Inc. and the purchasers identified on Exhibit A thereto (Filed as Exhibit 4.1 to the Company annual report on form 10-K filed on April 1, 2002 and incorporated herein by reference).

        4.2  Form of Investors Rights Agreement dated March 28, 2002 by and among Centiv, Inc. and the investors who are signatories thereto (Filed as Exhibit 4.2 to the Company annual report on form 10-K filed on April 1, 2002 and incorporated herein by reference).

        4.3  Form of Warrant issued pursuant to Securities Purchase Agreement dated March 28, 2002 by and among Centiv, Inc. and the purchasers identified on Exhibit A thereto (Filed as Exhibit 4.3 to the Company annual report on form 10-K filed on April 1, 2002 and incorporated herein by reference).

        11.1 Statements of Computation of Earnings Per Share (Filed as Exhibit 11.1 to the Company annual report on form 10-K filed on April 1, 2002 and incorporated herein by reference)

        21.1 Subsidiaries (Filed as Exhibit 21.1 to the Company annual report on form 10-K filed on April 1, 2002 and incorporated herein by reference)

Reports on Form 8-K

        The following reports on Form 8-K have been filed during the three months ended March 31, 2002:

        Current Report on Form 8-K filed January 15, 2002, which included disclosure under Item 2 relating to the disposition by the Company of the assets of its Channels Business effective as of December 31, 2001.

        Current Report on Form 8-K filed February 20, 2002, which included disclosure under Item 2 relating to the disposition by the Company of the assets of its CalGraph Technology Services, Inc. on February 6, 2002, effective as of January 31, 2002.

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 3rd DAY OF MAY, 2002.

CENTIV, INC.

SIGNATURE		Title

By:	/s/ WILLIAM M. RYCHEL William M. Rychel	Chief Executive Officer, President and Director (principal executive officer)
By:	/s/ THOMAS M. MASON Thomas M. Mason	Chief Financial Officer (principal financial and accounting officer and duly authorized officer of the Registrant)

QuickLinks

CENTIV, INC. TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION CENTIV, INC. CONSOLIDATED BALANCE SHEETS ($ in thousands)
CENTIV, INC. CONSOLIDATED STATEMENTS OF OPERATIONS ($ in thousands, except per share data)
CENTIV, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS ($ in thousands)
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES