Form 10-Q
period 2002-06-30
CENTIV INC
filed 2002-08-12
CIK 1044167

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ________________
                                    FORM 10-Q
 (MARK ONE)
      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

    The number of shares outstanding of the Registrant's common stock, par value $.001, as of August 6, 2002 the latest practicable date, was 4,976,535 shares.

                                  CENTIV, INC.
                                TABLE OF CONTENTS

ITEM                                                                       PAGE
----                                                                       ----
PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited):

           Balance Sheets as of June 30, 2002 and December 31, 2001. .    3

           Statements of Operations for the three months and six months
           ended June 30, 2002 and 2001  . . . . . . . . . . . . . . .    4

           Statements of Cash Flows for the six months ended June 30,
           2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . .    5

           Notes to Financial Statements . . . . . . . . . . . . . . .    6

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations . . . . . . . . . . . . . . . . .    12

Item 3.    Quantitative and Qualitative Disclosures about Market Risks    17

PART II   OTHER INFORMATION

Item 1.     Legal Proceedings  . . . . . . . . . . . . . . . . . . . .    17

Item 2.     Changes in Securities and Use of Proceeds  . . . . . . . .    17

Item 3.     Defaults upon Senior Securities  . . . . . . . . . . . . .    30

Item 4.     Submission of Matters to a Vote of Security Holders. . . .    30

Item 5.     Other Information  . . . . . . . . . . . . . . . . . . . .    31

Item 6.     Exhibits and Reports on Form 8-K   . . . . . . . . . . . .    32

Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34


                                EXPLANATORY NOTE

On June 11, 2002, after approval by the Company's shareholders at its regularly scheduled annual meeting, the Company was reincorporated in Delaware. This was effected by the merger of Centiv, Inc., an Illinois corporation with a wholly owned Delaware subsidiary of the Company with the Delaware corporation being the survivor under the name Centiv, Inc., a Delaware corporation.

                         PART I - FINANCIAL INFORMATION

                                  CENTIV, INC.

                                 BALANCE SHEETS

                                ($ in thousands)

                                                                                 June 30,   December 31,
                                                                                   2002        2001
                                                                               ------------  ---------
ASSETS                                                                         (unaudited)
 Current assets:
    Cash and cash equivalents                                                  $       107   $    228
    Accounts receivable, less allowance for doubtful accounts of $30 and $43
      at June 30, 2002 and December 31, 2001, respectively                             929        969
    Inventories, net                                                                 1,038        978
    Prepaid expenses and other assets                                                  493        278
    Income taxes receivable                                                             44        617
    Deferred income taxes - current                                                    205        303
    Net current assets, discontinued operations                                          0      2,801
                                                                               ------------  ---------

           Total current assets                                                       2,816      6,174
                                                                               ------------  ---------

 Property and equipment, net                                                         1,996      2,071
 Other assets                                                                          325         39
 Net other assets, discontinued operations                                               0        860
                                                                               ------------  ---------

           Total assets                                                        $     5,137   $  9,144
                                                                               ============  =========

                                                LIABILITIES

 Current liabilities:
    Current debt                                                               $         0   $    795
    Accounts payable                                                                 1,790      3,617
    Accrued expenses                                                                   585      1,000
    Contract obligation and deferred income                                             69        208
    Net current liabilities, discontinued operations                                     0      2,755
                                                                               ------------  ---------
           Total current liabilities                                                 2,444      8,375
                                                                               ------------  ---------

 Deferred income taxes                                                                 157        157
                                                                               ------------  ---------
           Total liabilities                                                         2,601      8,532
                                                                               ------------  ---------


                                            STOCKHOLDERS' EQUITY

 Class A Common Stock $.001 par value, 35,000,000 shares authorized;
 4,976,535 shares and 4,956,535 shares issued and outstanding at June 30,
 2002 and December 31, 2001, respectively                                                5          5

 Preferred Stock, $.001 par value, 5,000,000 shares authorized; 216,000 and no shares issued and outstanding at June 30, 2002 and shares December 31,
 2001, respectively (liquidation value of $2,160,000 at June 30, 2002)                   0          0

 Due from stockholders                                                              (2,457)    (2,366)
 Additional paid-in capital                                                         22,468     19,618
 Accumulated deficit                                                               (17,480)   (16,645)
                                                                               ------------  ---------

           Total stockholders' equity                                                2,536        612
                                                                               ------------  ---------

           Total liabilities and stockholders' equity                          $     5,137   $  9,144
                                                                               ============  =========

The accompanying notes are an integral part of these consolidated financial statements.

                                  CENTIV, INC.

                            STATEMENTS OF OPERATIONS

                     ($ in thousands, except per share data)


                                                               Three Months Ending              Six Months Ending
                                                                     June 30,                       June 30,
                                                              2002           2001 (*)         2002           2001 (*)
                                                           -----------    ------------    -------------   -------------
                                                           (unaudited)     (unaudited)     (unaudited)     (unaudited)
Net sales                                                    $3,501         $  2,999        $  7,308         $  5,933
Cost of goods sold                                            2,539            2,397           5,388            4,723
                                                           -----------    ------------    -------------   -------------
          Gross profit                                          962              602           1,920            1,210

Operating expenses:
   Selling, general and administrative                        1,223            1,085           2,426            2,050
   Depreciation                                                 134               35             267               93
                                                           -----------    ------------    -------------   -------------

Loss from operations                                           (395)             (518)          (773)            (933)

Other Income (expense)                                            0                 0              0                0
Interest income  (expense)                                       57              (189)            85             (423)
                                                           -----------    ------------    -------------   -------------

Loss before income taxes from continuing operations            (338)             (707)          (405)          (1,356)

Benefit for income taxes from continuing operations               0              (269)             0             (505)
                                                           -----------    ------------    -------------   -------------

Loss from continuing operations                                (338)             (438)          (405)            (851)

Income from discontinued operations (net of tax)                  0               140            380              239
                                                           -----------    ------------    -------------   -------------

Net Loss                                                     $ (338)     $       (298)    $      (25)      $     (612)
                                                           ===========    ============    =============    ============


Effect of beneficial conversion feature of preferred stock        0                 0           (810)               0
                                                           -----------    ------------    -------------   -------------

Net Loss attributable to common shareholders                 $ (338)      $      (298)    $     (835)       $    (612)
                                                           ===========    ============    =============    ============
Basic and Diluted Income/(Loss) applicable to common
shares
           Weighted average shares outstanding              4,961,645       4,929,906      4,959,104         4,995,952
           Continuing operations per share                   $  (0.07)    $     (0.09)    $    (0.25)       $    (0.17)
           Discontinued operations per share                 $   0.00     $      0.03     $     0.08        $     0.05
                                                           -----------    ------------    -------------   -------------
           Net Loss per share                                $  (0.07)    $     (0.06)    $     0.17        $    (0.12)
                                                           ===========    ============    =============    ============


   *Prior  year  results  have  been  reclassified  for discontinued operations.

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

                            STATEMENTS OF CASH FLOWS

                                ($ in thousands)

                                                                                          Six Months Ending June 30,
                                                                                         ----------------------------
                                                                                              2002        2001
                                                                                         -------------  -------------
                                                                                          (unaudited)   (unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
--------------------------------------
 Net Loss                                                                                 $       (25)  $  (612)
 Adjustments to reconcile net loss to
---------------------------------------
 Net cash (used in) provided by operating activities:
-----------------------------------------------------
     Provision for doubtful accounts receivable                                                     8         0
     Depreciation                                                                                 267        93
     Non-cash interest on note payable (receivable)                                              (107)      (37)
     Non-cash compensation for stock options                                                        5         0
     Gain on sale of CalGraph Business                                                           (488)        0
     Deferred Taxes                                                                                 0      (285)
     Changes in net assets and liabilities
           Accounts receivable                                                                     32     4,676
           Inventories                                                                            (60)      (51)
           Prepaid expenses and other assets                                                      (38)     (102)
           Accounts payable and accrued expenses                                               (2,460)   (2,948)
           Contract obligations and deferred income                                              (139)     (642)
           Income taxes                                                                           573         0
           Net assets, discontinued operations                                                    123     4,898
                                                                                          ------------  --------
 Total adjustments                                                                             (2,284)    5,602
                                                                                          ------------  --------
 NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                           (2,309)    4,990
                                                                                          ------------  --------

 CASH FLOWS FROM INVESTING ACTIVITIES:
-------------------------------------
 Purchase of property and equipment - continuing operations                                      (193)     (958)
 Purchase of property and equipment - discontinuing operations roperty and equipment  -.            0       (28)
 Proceeds from Sale of CalGraph Business
                                                                                                1,100         0
                                                                                          ------------  --------
 NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                              907      (986)
                                                                                          ------------  --------

 CASH FLOWS FROM FINANCING ACTIVITIES:
--------------------------------------
 Proceeds/(repayment), net, from credit facility                                                 (796)   (2,677)
 Net Proceeds from capital investment                                                           2,026         0
 Proceeds/(repayment), net, from capital lease                                                     42         0
 Proceeds from stock options exercised                                                              9         0
 Dissenters' settlement payments                                                                    0    (1,309)
                                                                                          ------------  --------
 NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                            1,281    (3,986)
                                                                                          ------------  --------

 INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                (121)       18
 Cash and cash equivalents, beginning of year                                                     228       491
                                                                                          ------------  --------
 Cash and cash equivalents, as of June 30                                                  $      107   $   509
                                                                                          ============  ========

The accompanying notes are an integral part of these financial statements.

NOTES  TO  FINANCIAL  STATEMENTS

1.     BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and the footnotes included in the Form 10-K for the year ended December 31, 2001.

2.  INVENTORIES

Inventories, net of reserves, at June 30, 2002 and December 31, 2001 consist of the following ($ in thousands):

                                        June 30,  December 31,
                                         2002         2001
                                        -----         -----
                           Supplies     1,038          978
                                        =====         =====

3.  NET LOSS PER COMMON SHARE

Basic and diluted net income/(loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period. Since the Company has a net loss from continuing operations, there were no common share equivalents that were dilutive during any of the periods presented. The changes in outstanding shares during the three months and six months ended June 30, 2001 and 2002 are shown below:

                                             Three Months Ending    Six Months Ending
                                                   June 30,              June 30,
                                              2002       2001       2002        2001
                                            =========  =========  =========  ==========

COMMON SHARES:
--------------
Outstanding at beginning of period          4,956,535  5,061,998  4,956,535  5,061,998
Shares issued (redeemed) during the period     20,000          0     20,000   (105,463)
                                            ---------  ---------  ---------  ----------
Outstanding at end of period                4,976,535  5,061,998  4,976,535  4,956,535
                                            =========  =========  =========  ==========

Basic and Diluted weighted average shares   4,961,645  4,929,906  4,959,104  4,995,952
                                            =========  =========  =========  ==========


The weighted average common shares exclude securities that would be anti-dilutive upon conversion. Accordingly, there are 1,308,462 stock options, 2,160,000 common shares (216,000 preferred shares convertible at 10 common shares each), 2,100,000 warrants with an exercise price of $8.40 that expire in November 2002, 2,160,000 warrants (216,000 preferred warrants convertible at 10 common shares each) with an exercise price of $1.50 per share that expire in March 2007, and 72,000 warrants with exercise prices between $1.00 and $1.15 per share that expire in 2003.

Earnings  (loss)  per  share  is  computed  as  follows:



                                                                             Three Months     Six Months
                                                                                 Ending         Ending
                                                                                June  30,     June  30,
                                                                             2002    2001    2002     2001
                                                                            ------  ------  -------  ------

INCOME AVAILABLE TO COMMON SHAREHOLDERS:
---------------------------------------
    Loss from continuing operations                                          (338)   (438)    (405)   (851)
    Effect of Beneficial Conversion Feature of convertible preferred stock      0       0     (810)      0
                                                                            ------  ------  -------  ------

    Loss from continuing operations attributable to common shareholders      (338)   (438)  (1,215)   (851)
                                                                            ======  ======  =======  ======
    Income from discontinued operations
                                                                                0     140      380     239
                                                                            ------  ------  -------  ------
    Net loss attributable to common shareholders                             (338)   (298)    (835)   (612)
                                                                            ======  ======  =======  ======

EARNINGS (LOSS) PER SHARE - BASIC AND DILUTED:
---------------------------------------------
    Continuing Operations                                                   (0.07)  (0.09)   (0.25)  (0.17)
    Discontinued Operations                                                  0.00    0.03     0.08    0.05
                                                                            ------  ------  -------  ------
    Net Loss                                                                (0.07)  (0.06)   (0.17)  (0.12)
                                                                            ======  ======  =======  ======

4.  INCOME TAXES

The Company's effective tax rate was 0% and 38.0% for the three months ended June 30, 2002 and 2001, respectively. The Company's effective tax rate was 0% and 37.2% for the six months ended June 30, 2002 and 2001, respectively. The tax rate was 0% for the three months and six months ended June 30, 2002 as the Company's tax provision/(benefit) was offset by a corresponding reduction/(increase) in the valuation allowance for deferred income taxes that was established in 2001.

5.  CURRENT DEBT

In June 2002, the Company entered into a Loan and Security Agreement (the "Agreement"), with Cole Taylor Bank which expires on June 30, 2003, with a bank that provides for a revolving credit facility initially for $750,000 with the possibility of increases up to $2.0 million. The availability under the credit facility will be increased to $2.0 million if the Company achieves earnings before interest, taxes, depreciation and amortization of at least $50,000 for three (3) consecutive months. Outstanding advances under the Agreement bear
interest at prime plus 1.00%.   Pursuant to the terms of the Agreement, the
Company has pledged accounts receivables, inventory and equipment as collateral. During the three months ended June 30, 2002, there were no amounts borrowed under this credit facility.

In accordance with the Agreement, the Company is required to maintain certain financial covenants, which specifically include tangible net worth, a debt to equity ratio and a debt service coverage ratio. At June 30, 2002, the Company was in compliance with the financial covenants.

6.  ESCROW SHARES

The number of outstanding common shares does not include 228,266 shares held in escrow in connection with an acquisition by the Company pursuant to a Pledge, Security and Escrow Agreement dated June 2, 1997. All of the interest in and title to these 228,266 shares was transferred to Anita Ltd. and then subsequently transferred to the Company as part of a Settlement Agreement and Mutual Releases dated as of December 21, 2000. These shares will ultimately be released from the escrow to the Company and will be cancelled. Therefore, the Company has, for accounting purposes, treated these shares as cancelled effective as of December 21, 2000.

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




($ in thousands)
                    December 31, 1st Qtr 2002    2nd Qtr 2002   June 30,
                       2001      Restructuring   Restructuring    2002
Category              Balance    Expenditures    Expenditures   Balance
--------------------  --------  --------------  --------------  --------
Employee Separations  $     11  $         (11)  $           0   $      0
Facility Closings           84            (34)            (34)        16
                      --------  --------------  --------------  --------
Total                 $     95  $         (45)  $         (34)  $     16
                      ========  ==============  ==============  ========

A total of $79,000 was charged to the restructuring reserve during the six months ended June 30, 2002 with $45,000 charged in the first quarter of 2002 and $34,000 charged in the second quarter of 2002. Employee separations of $11,000 and facility closings of $68,000 were charged against the restructuring reserve for the six months ended June 30, 2002.

9.  SEGMENT DISCLOSURES

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


10.  RECLASSIFICATIONS

Certain amounts in the June 30, 2001 financial statements have been reclassified to conform to the June 30, 2002 presentation.

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

The Company's consolidated financial statements for 2001 have been reclassified to report separately the results of operations for the Channels Business and the Calgraph Technology Services Business. The operating results (in thousands) for the three months and six months ended June 30, 2001 consist of:

                                                 Three months ended June 30, 2001
                                                 --------------------------------
                                                   Channels   Calgraph    Total
                                                   ---------  ---------  -------
Net sales:                                         $  13,553  $   2,125  $15,678
Income/(Loss) from operations before income taxes        213         51      264
Provision/(Benefit) from income taxes                    104         20      124
                                                   ---------  ---------  -------

Income from discontinued operations                $     109  $      31  $   140
                                                   =========  =========  =======

                                                  Six months ended June 30, 2001
                                                  ------------------------------
                                                   Channels   Calgraph    Total
                                                   ---------  ---------  -------
Net sales:. . . . . . . . . . . . . . . . . . . .  $  27,999  $   4,265  $32,264
Income/(Loss) from operations before income taxes        306        153      459
Provision/(Benefit) from income taxes                    161         59      220
                                                   ---------  ---------  -------

Income from discontinued operations                $      45  $      94  $   239
                                                   =========  =========  =======


12.  CAPITAL INVESTMENT

On March 28, 2002 and April 15, 2002, the Company sold, in two separate closings of one private placement, 191,000 units and 25,000 respectively, each unit consisting of one share of convertible preferred stock and one warrant to purchase one additional share of convertible preferred stock. The purchase price for each unit was $10.00 per unit. This sale of units was ratified by the Company's shareholders at the annual meeting of shareholders held on June 11, 2002. Because each share of convertible preferred stock is convertible, initially, into ten shares of common stock, the effective purchase price was $1.00 for each share of common stock purchased. The warrant that is included in each unit gives the holder the right, until five years after the issuance of the warrant, to purchase one share of convertible preferred stock at a purchase price of $15.00 per share (the equivalent of $1.50 per share of common stock). Neither the convertible preferred stock nor the warrants have been registered under the Securities Act of 1933. Therefore, they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

The Company filed, on April 26, 2002, a registration statement to cover the resale of the shares of common stock issuable upon conversion of the convertible preferred stock and the shares of common stock issuable upon exercise of the warrants or upon conversion of the convertible preferred stock issuable upon exercise of the warrants. The Company will use its best efforts to have the registration statement declared effective and will maintain the effectiveness of the registration statement until the earlier of (a) the later of (i) two years after all of the warrants have been redeemed or exercised, or (ii) two years after all of the preferred stock has been converted, or (b) six years from the latest closing date. The Company has also granted the purchasers of the convertible preferred stock piggy-back registration rights on any other Registration Statement filed by the Company (other than on Forms S-8 or S-4). The Company will bear all expenses of each registration, including the costs of one special counsel to the holders of registrable securities.

Proceeds to the Company from the sale of the convertible preferred stock were $2,160,000, of which $1,910,000 was received at March 28, 2002 closing and the remaining $250,000 was at the April 25, 2002 closing. Aggregate transaction costs of $136,000 representing legal, accounting and registration fees were incurred bringing the net proceeds to $2,024,000. The net proceeds were used to pay off and cancel the Company's previous credit facility with Wachovia Bank, NA.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF  OPERATIONS
--------------

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

Instant Impact allows a marketing manager, brand manager or retailer to create, edit, schedule and delivery of POP materials by using pre-approved, field-editable sign templates. This Internet-based user interface is clear, flexible, user-friendly and changeable to allow control of the message at a corporate or local store level. The signage can either be printed in a Centiv print center, or an industry-standard print-formatted file can be delivered via the Internet to any print provider in the world. This rapid delivery of signage results in a dramatic reduction in POP lead time and the costs associated with launching or changing in-store or on-premises messaging.

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2001

NET SALES FROM CONTINUING OPERATIONS. Total net sales from continuing operations increased 17% or $502,000, to $3.5 million for the three months ended June 30, 2002, compared to $3.0 million for the three months ending June 30, 2001. The increase is attributable primarily to the new web based services offered through the new Instant Impact product launched in 2001 as well as growth in the supplies revenue for Point of Purchase (POP) systems that are installed at customer sites.

GROSS PROFIT FROM CONTINUING OPERATIONS. Gross profit from continuing operations increased 60% or $360,000 for the three months ended June 30, 2002 to $964,000 as compared to $602,000 for the three months ended June 30, 2001. The gross profit as a percentage of sales increased 7.4 percentage points to 27.5% for the three months ended June 30, 2002 compared to 20.1% for the three months ended June 30, 2001. The margin improvement relates to higher margin web based sales. In addition, the margin improvement is due to the technical support call center now being handled directly by Centiv instead of outsourcing this activity to another entity.

SG&A EXPENSES FROM CONTINUING OPERATIONS. SG&A expenses from continuing operations increased $138,000 or 13% to $1.2 million for the three months ended June 30, 2002 compared to $1.1 million for the three months ended June 30, 2001. The increase in SG&A expenses is due to administrative costs that are now being absorbed by Centiv as the other businesses were divested.

DEPRECIATION EXPENSE FROM CONTINUING OPERATIONS.   Depreciation expense from
continuing operations increased $99,000, to $134,000 for the three months ended June 30, 2002, as compared to $35,000 for the three months ended June 30, 2001. The increase in depreciation expense relates to the Company implementing a new state of the art enterprise wide software package as well as the cost of the new online Instant Impact point-of-purchase system.


INCOME TAXES FROM CONTINUING OPERATIONS. The Company's effective tax rate for continuing operations was 0% for the three months ended June 30, 2002 compared to a benefit of 38% for the three months ended June 30, 2001. The tax rate was 0% for the three months ended June 30, 2002 as the Company's tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes that was established in 2001.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS. The Company had a net loss from continuing operations of $338,000 for the three months ended June 30, 2002, as compared to a net loss of $438,000 for the three months ended June 30, 2001. The decrease in the net loss is attributable to the improvement in gross profit as well as a reduction in interest expense.

DISCONTINUED OPERATIONS:

The Company had net income from discontinued operations for the three months ended June 30, 2001 of $140,000. See Note 11 of the Notes to Consolidated Financial Statements for a description and breakdown of the discontinued operations.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED WITH SIX MONTHS ENDED JUNE 30, 2001

NET SALES FROM CONTINUING OPERATIONS. Total net sales from continuing operations increased 23% or $1.4 million, to $7.3 million for the six months ended June 30, 2002, compared to $5.9 million for the six months ending June 30, 2001. The increase is attributable primarily to the new web based services offered through the new Instant Impact product launched in 2001 as well as growth in the supplies revenue for Point of Purchase (POP) systems that are installed at customer sites.

GROSS PROFIT FROM CONTINUING OPERATIONS. Gross profit from continuing operations increased 59% or $710,000 for the six months ended June 30, 2002 to $1.9 million as compared to $1.2 million for the six months ended June 30, 2001. The gross profit as a percentage of sales increased 6 percentage points to 26% for the six months ended June 30, 2002 compared to 20% for the six months ended June 30, 2001. The margin improvement relates to higher margin web based sales. In addition, the margin improvement is due to the technical support call center now being handled directly by Centiv instead of outsourcing this activity to another entity.

SG&A EXPENSES FROM CONTINUING OPERATIONS. SG&A expenses from continuing operations increased $376,000 or 18% to $2.4 million for the six months ended June 30, 2002 compared to $2.1 million for the six months ended June 30, 2001. The increase in SG&A expenses is due to administrative costs that are now being absorbed by Centiv as the other businesses were divested.

DEPRECIATION EXPENSE FROM CONTINUING OPERATIONS.   Depreciation expense from
continuing operations increased $174,000, to $267,000 for the six months ended June 30, 2002, as compared to $93,000 for the six months ended June 30, 2001. The increase in depreciation expense relates to the Company implementing a new state of the art enterprise wide software package as well as the cost of the new online Instant Impact point-of-purchase system.

OTHER INCOME FROM CONTINUING OPERATIONS.   Other Income of $283,000 represents
the settlement of outstanding liabilities associated with the termination of vendor contracts relating to the sale of the Channels Business.

INCOME TAXES FROM CONTINUING OPERATIONS. The Company's effective tax rate for continuing operations was 0% for the six months ended June 30, 2002 compared to a benefit of 37% for the six months ended June 30, 2001. The tax rate was 0% for the six months ended June 30, 2002 as the Company's tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes that was established in 2001.

NET INCOME (LOSS) FROM CONTINUING OPERATIONS. The Company had a net loss from continuing operations of $405,000 for the six months ended June 30, 2002, as compared to a net loss of $851,000 for the six months ended June 30, 2001. The decrease in the net loss is attributable to the improvement in gross profit as well as the other income and reduced interest expense.

DISCONTINUED OPERATIONS:

The Company had net income from discontinued operations of $380,000 for the six months ended June 30, 2002 compared to $239,000 net income for the six months ended June 30, 2001. See Note 11 of the Notes to Consolidated Financial Statements for a description and breakdown of the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2002, the Company had a positive working capital of $372,000, compared to a negative working capital of $2.2 million as of December 31, 2001.

The Company used $2.3 million of cash from operations for the six months ended June 30, 2002 compared to cash generated of $5.1 million from operations for the six months ended June 30, 2001. During the six months ended June 30, 2002, cash was used to pay accounts payable and accrued expenses of $2.5 million relating to the payment of transaction costs as well as other payments for vendor settlements associated with the sale of the Channels Business.

For the six months ended June 30, 2002, the Company generated cash of $907,000 from investing activities. The Company received cash of $1,100,000 from the sale of the CalGraph Business (see Note 11 of the Notes to Consolidated Financial Statements), partially offset by cash used of $193,000 for the purchase of software licenses, computer hardware and production equipment. Approximately $89,000 of the $193,000 of purchases related to one-time expenditures for splitting the software licenses and computer hardware due to the divestitures of Channels and CalGraph business units. The cash used for the six months ended June 30, 2001 of $986,000 relates to the Company implementing a new state of the art enterprise wide software package as well as the cost of the new online Instant Impact point-of-purchase system.

For the six months ended June 30, 2002, the Company generated cash of $1,281,000 from financing activities. The Company received net proceeds of $2,026,000 from a private equity offering (see Note 12 of the Notes to Consolidated Financial Statements). The net proceeds were used to pay off and cancel the Company's credit facility with the bank. In June 2002, the Company entered into a Loan and Security Agreement (the "Agreement"), with Cole Taylor Bank, which expires on June 30, 2003, that provides for a revolving credit facility initially for $750,000 with the possibility of increases up to $2.0 million. The availability under the credit facility will be increased to $2.0 million if the Company achieves earnings before interest, taxes, depreciation and amortization of at least $50,000 for three (3) consecutive months. Outstanding advances under the Agreement bear interest at prime plus 1.00%. Pursuant to the terms of the Agreement, the Company has pledged accounts receivables, inventory and equipment as collateral. During the three months ended June 30, 2002, there were no amounts borrowed under this credit facility.



For the six months ended June 30, 2001, the Company used cash of $4.0 million from financing activities to pay down the bank line of $2.7 million and to make payments of $1.3 million on the note issued in connection with the settlement of the Dissenters' Lawsuit. During the six months ended June 30, 2001 the Company had borrowings of $28.3 million and repayments of $30.9 million with the outstanding bank loan.

The Company believes that its available funds together with its credit facilities will be adequate to satisfy its current and planned operations, including restructuring accruals, for at least the next 12 months


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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the impairment or Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30. "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. The Company has adopted SFAS No. 144 at January 1, 2002, and has determined that adoption does not have a material effect on its results of operations or financial position.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
--------------------------------------------------------------------


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


                         PART II       OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


On June 28, 2002, the Company filed a lawsuit in the Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois Chancery Division against Encad, Inc., a wholly owned subsidiary of Eastman Kodak Company, seeking to prevent Encad from terminating a multi-year supply agreement between the Company and Encad. On July 1, 2002, Encad filed counterclaims against the Company seeking in excess of $10 million in alleged damages for past and future lost profits and expenses based upon claims that Centiv breached the supply agreement and alleged fiduciary duties to Encad. Encad's counterclaims are based upon allegations that the Company did not fulfill obligations to recommend Encad's products to certain of the Company's customers. At the initial hearing on the case, the parties agreed to a temporary court order ensuring that Centiv would have access to the products supplied by Encad through an Encad reseller at non-wholesale prices.

On August 6, 2002, the Company filed an amended complaint seeking, among other things, damages from Encad based upon allegations that Encad wrongfully terminated the supply agreement. On August 6, 2002, the Company also filed a motion to dismiss some of Encad's counterclaims and an answer to the remaining counterclaims. In its answer, the Company denied the allegations upon which Encad seeks damages.

The Company intends to pursue its claims and defend Encad's allegations vigorously.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


On June 11, 2002, after approval by the Company's shareholders at its regularly scheduled annual meeting, the Company was reincorporated in Delaware. This was effected by the merger of Centiv, Inc., an Illinois corporation ("Centiv") with a wholly owned Delaware subsidiary of the Company with the Delaware corporation being the survivor under the name Centiv, Inc., a Delaware corporation ("Centiv-DE").

The table below summarizes some similarities and differences between Georgia law and Delaware law and among the charters and bylaws of Centiv and Centiv-DE. You should review the table in conjunction with the discussion following the table, as well as the text of the merger agreement, the Certificate of Incorporation of Centiv-DE and the bylaws of Centiv-DE attached as exhibits to this report.

Item                                               Centiv-DE (Delaware)                     Centiv (Georgia)
-----------------------------------------  -------------------------------------  ------------------------------------

Amendment of Charter                                                               Centiv's charter may have been
                                                                                   amended, in limited instances,
                                                                                   solely by the approval of the
                                           Centiv-DE's charter may be              board of directors.  In all other
                                           amended by the approval of (i)          instances, it may have been
                                           the board of directors, (ii) a          amended by the approval of (i)
                                           majority of the outstanding stock       the board of directors, (ii) a
                                           entitled to vote on the                 majority of the votes entitled to
                                           amendment, and (iii) a majority         be cast on the amendment, and
                                           of each class of stock entitled to      (iii) a majority vote of each
                                           vote on the amendment; provided         group, if any, entitled to vote on
                                           that the Certificate of                 the amendment; provided that the
                                           Designations, Preferences and           Certificate of Designations,
                                           Rights of the convertible               Preferences and Rights of the
                                           preferred stock may not be              convertible preferred stock was
                                           amended without the approval of         not able to be amended without
                                           at least two-thirds of the holders      the approval of at least two-
                                           of the convertible preferred            thirds of the holders of the
                                           stock.                                  convertible preferred stock.
-----------------------------------------  -------------------------------------  ------------------------------------

Amendment of Bylaws                        Centiv-DE's bylaws may be               Centiv's bylaws may have been
                                           amended by the stockholders or,         amended by the shareholders.
                                           if the charter so authorizes, by        They may also have been
                                           the board of directors.                 amended by the board of
                                                                                   directors, provided the
                                                                                   amendment does not establish
                                                                                   staggered terms for directors or
                                                                                   fix a greater quorum for
                                                                                   shareholders than is required by
                                                                                   Georgia law.
-----------------------------------------  -------------------------------------  ------------------------------------

Number of Directors                        Centiv-DE's charter provides that       Centiv's bylaws provided that the
                                           the board of directors will             board determines the number of
                                           determine the number of                 directors, provided that there may
                                           directors within any limits             less than three directors.
                                           prescribed in the bylaws, which
                                           provide that there may not be
                                           not be less than three directors.
-----------------------------------------  -------------------------------------  ------------------------------------


Cumulative Voting for                       Delaware law permits cumulative        Georgia law permits cumulative
Directors                                   voting for directors, if provided      voting for directors, if provided
                                            for in the charter, but Centiv         for in the charter, but Centiv's
                                           -DE's charter does not so               charter did not so provide.
                                            provide.
-----------------------------------------  -------------------------------------  ------------------------------------

Item                                               Centiv-DE (Delaware)                     Centiv (Georgia)
-----------------------------------------  -------------------------------------  ------------------------------------


 Classified Board of Directors             Delaware law permits up to three         Georgia law permits the election
                                           classes of directors, which may          of up to three groups directors
                                           (i) be elected for staggered terms,      for staggered terms. Each group
                                           (ii) hold differing terms, or (iii)      must have the same number of
                                           have differing voting rights.            directors, or as nearly so as
                                           Centiv-DE's charter provides for         possible.  Centiv's charter did not
                                           a classified board of directors          provide for a classified board of
                                           consisting of three classes with         directors.
                                           staggered terms.
-----------------------------------------  -------------------------------------  ------------------------------------

Removal of Directors by                    Delaware law and Centiv-DE's             Georgia law and Centiv's charter
Shareholders                               charter permit a majority of             permitted a majority of shares
                                           shares entitled to vote at an            entitled to vote at an election of
                                           election of directors to remove all      directors to remove all or any of
                                           or any of the directors; provided        the directors; provided that a
                                           that a director that is elected by a     director that was elected by a
                                           specified group of stockholders          specified group of shareholders
                                           may only be removed by a                 may only have been removed by a
                                           majority of the shares of that           majority of the shares of that
                                           group.                                   group.
-----------------------------------------  -------------------------------------  ------------------------------------


 Voting by Ballot                          Delaware law requires directors          Georgia law contains no
                                           to be elected by ballot and/or           comparable statute.
                                           electronic transmission.
-----------------------------------------  -------------------------------------  ------------------------------------


Eliminating Personal                       Centiv-DE's charter limits the            Centiv's charter limited the
Monetary Liability of                      monetary liability of its directors,      monetary liability of its directors
                                           except liability (i) for breach of        to the maximum extent permitted
 Directors                                 opportunity of the corporation,           by Georgia law, which allows
                                           the director's duty of loyalty, (ii)      limitation except for
                                           acts not in good faith or                 (i) appropriation of a business
                                           involving intentional misconduct          opportunity of the corporation,
                                           or knowing violation of the law,          (ii) acts or omissions involving
                                           (iii) for unlawful payment of             intentional misconduct or
                                           dividends or (iv) for any                 knowing violation of the law,
                                           transaction from which the                (iii) unlawful payment of
                                           director derived improper                 transaction from which the
                                           personal benefit.                         director derived improper
                                                                                     personal benefit.
-----------------------------------------  -------------------------------------  ------------------------------------



Who May Call Special                       Under Delaware law and Centiv
Shareholder Meetings                       -DE's charter, a special                  Under Centiv's charter, a special
                                           stockholder meeting may be                shareholder meeting may have
                                           called by the board of directors,         been called by the board of
                                           the Chairman or President or by           directors, the Chairman or
                                           stockholders holding not less             President or by shareholders
                                           than 20% of the outstanding               holding not less than 20% of the
                                           stock entitled to vote.                   outstanding stock entitled to vote.

Item                                               Centiv-DE (Delaware)                     Centiv (Georgia)
-----------------------------------------  -------------------------------------  ------------------------------------

Action by Written Consent of               Delaware law and  Centiv-DE's            Georgia law and Centiv's charter
 Shareholders                              charter permit stockholders to act       permitted shareholders to act
                                           without a meeting by the written         without a meeting by the written
                                           consent of the number of shares          consent of the number of shares
                                           that would be needed to approve          that would be needed to approve
                                           the action at a meeting if all           the action at a meeting if all
                                           shares were present.                     shares were present.
-----------------------------------------  -------------------------------------  ------------------------------------



Loans to Officers and                      Delaware law expressly permits a          Although these loans are
 Employees                                 corporation to make a loan to, or         permissible under Georgia
                                           guarantee the obligations of, any         common law, Georgia law
                                           officer or employee of the                contains no comparable statute.
                                           corporation if the board of
                                           directors determines that the loan
                                           may reasonably be expected to
                                           benefit the corporation.
-----------------------------------------  -------------------------------------  ------------------------------------


Indemnification of Directors               Delaware law generally permits           Georgia law generally permits
and Officers                               indemnification of directors and         indemnification of directors who
                                           officers who act in good faith           act in good faith and the best
                                           and the best interests of the            interests of the corporation and,
                                           corporation, subject to certain          to a broader extent,
                                           limits.                                  indemnification of officers,
                                                                                    subject to certain limits.
-----------------------------------------  -------------------------------------  ------------------------------------


  Dividends                                A corporation may declare and            A corporation may not make a
                                           pay a dividend out of the surplus        distribution (including any
                                           or net profits of the corporation.       distribution of cash or property as
                                           A corporation may not pay a              a dividend or for repurchase of
                                           dividend so long as the capital of       shares) if the distribution would
                                           the corporation is less than the         render the corporation insolvent
                                           aggregate capital represented by         or unable to pay its debts as they
                                           outstanding stock having a               become due. Holders of preferred
                                           preference on the distribution of        stock have a preferential right,
                                           assets.  Holders of preferred            and no cash dividends may be
                                           stock have a preferential right,         paid to common shareholders
                                           and no cash dividends may be             unless accrued dividends on all
                                           paid to common stockholders              outstanding preferred shares have
                                           unless accrued dividends on all          been paid.
                                           outstanding preferred shares
                                           have been paid.
-----------------------------------------  -------------------------------------  ------------------------------------


Approval of Certain                        Delaware law prohibits business          Georgia law prohibits business
Transactions                               combinations with 15%                    combinations with 10%
                                           stockholders unless (i) the board        shareholders unless (i) the board
                                           approves the transaction, (ii) the       approves the transaction, (ii) the
                                           stockholder owns 85% or more             shareholder owns 90% or more of
                                           of the outstanding voting stock or       the outstanding voting stock, or
                                           (iii) two thirds of the                  (iii) a majority of the
                                           disinterested stockholders               disinterested shareholders
                                           approve the transaction.                 approve the transaction.
-----------------------------------------  -------------------------------------  ------------------------------------



Item                                               Centiv-DE (Delaware)                     Centiv (Georgia)
-----------------------------------------  -------------------------------------  ------------------------------------


Dissenters' Rights                                                                  Georgia law provides broader
                                           Delaware law provides                    dissenters' rights than Delaware
                                           dissenters' (i.e., appraisal) rights     in that shareholders have
                                           to stockholders in the event of          dissenters' rights under a wider
                                           certain major corporate                  range of transactions, including a
                                           transactions, generally in the           sale of substantially all the assets
                                           context of a merger or                   of the corporation and certain
                                           consolidation.                           material charter amendments.
-----------------------------------------  -------------------------------------  ------------------------------------


Right of Shareholders to                   Under Delaware law, a                    Under Georgia law, a shareholder
Inspect Shareholder List                   stockholder has the right to             has the right to inspect books and
                                           inspect the stock ledger,                Records of corporation regardless
                                           stockholder list, books and              of purpose.  Furthermore, a
                                           records of the corporation               shareholder has the right to
                                           for any                                  inspect board minutes, accounting
                                           purpose reasonably related to his        records and the shareholder list,
                                           or her interest as a stockholder.        where examination is asked for in
                                                                                    good faith and for a proper
                                                                                    purpose reasonably related to the
                                                                                    shareholder's interest as such.
-----------------------------------------  -------------------------------------  ------------------------------------
Dissolution                                Unless a majority of the board of        A corporation may only dissolve
                                           directors approves a proposal to         pursuant to a proposal submitted
                                           dissolve, the dissolution of the         to the shareholders by the board
                                           corporation must be approved             of directors.  Unlike Delaware
                                           unanimously by the stockholders          law, Georgia law makes no
                                           entitled to vote on dissolution. If      provision for dissolution by
                                           a majority of the board of               unanimous consent of the
                                           directors approves of dissolution,       shareholders.
                                           only the approval of a majority of
                                           the stockholders is required.
-----------------------------------------  -------------------------------------  ------------------------------------

  Shareholder Derivative Suits             Generally, a stockholder may             Generally, a shareholder may
                                           bring a derivative action on             bring a derivative action on
                                           behalf of the corporation only if        behalf of the corporation only if
                                           the stockholder was a stockholder        the shareholder was a shareholder
                                           of the corporation at the time of        of the corporation at the time of
                                           the transaction in question or           the transaction in question or
                                           received his or her shares by            received his or her shares by
                                           operation of law.                        operation of law. In Georgia, the shareholder
                                                                                    must fairly and  adequately represent the
                                                                                    interests  of the corporation in enforcing its
                                                                                    rights.

The following is a more thorough discussion of the material provisions of Delaware and Georgia corporation law as well as the material provisions of the organizational documents of Centiv and Centiv-DE. Although this discussion provides greater detail that the above summary it is not intended to be a complete discussion and you should read the discussion in conjunction with the Centiv-DE Certificate of Incorporation and bylaws attached as Exhibits 3.1 and 3.2, respectively.

Amendment of Charter.

     Under Delaware law, Centiv-DE's Certificate of Incorporation may be amended by the approval of (i) the board of directors, (ii) holders of a majority of the outstanding stock entitled to vote on the amendment, and (iii) a majority of each class of stock entitled to vote on the amendment. In general, a class of stock is entitled to vote on an amendment if the rights, powers, preferences or authorized shares of that class will be affected by the amendment. Under Georgia law, only the approval of the board of directors was required to amend Centiv's Articles of Incorporation under certain enumerated circumstances. In all other instances, the amendment of Centiv's Articles of Incorporation required the approval of (i) the board of directors, (ii) the holders of a majority of the votes entitled to be cast on the amendment, and (iii) a majority vote of each group, if any, entitled to vote on the amendment. In general, a group is entitled to vote on the amendment if the amendment, either directly or through any of several enumerated indirect methods, will affect the group's designation, rights, preferences, limitations or number of authorized shares.

Amendment of Bylaws.

Under Delaware law, the stockholders always have the power to adopt, amend and repeal a corporation's bylaws. The Certificate of Incorporation may also permit the board of directors to take these actions. In general, under Georgia law, bylaws may be amended by either the shareholders or the board of directors, though the shareholders in amending or repealing a particular bylaw may expressly provide that the board of directors may not amend or repeal that bylaw. In addition, articles of incorporation may, in whole or in part, reserve the power to amend the bylaws to the shareholders. A bylaw that establishes staggered terms for directors or fixes a greater quorum for shareholders than is required by Georgia law may only be adopted, amended or repealed by the shareholders. The Centiv-DE Certificate of Incorporation provides that generally the Centiv-DE bylaws may be amended by either the directors or the stockholders; however, certain provisions may only be amended with the affirmative vote of the holders of at least 80% of the stockholders.

Classified Board of Directors.

Under Delaware law, a classified board provision in a company's bylaws or certificate of incorporation may provide that directors will be classified into up to three classes, each having as nearly equal a number of directors as possible. At each annual meeting of stockholders following the initial classification and election of a three class board of directors, the successors to the class of directors whose terms expire at that meeting would be elected for a term expiring at the third succeeding annual meeting of stockholders after their election. Delaware law does not require classified boards to have a specific number of directors in each class. Directors chosen to fill vacancies on a classified board hold office until the next election of the class for which they have been chosen, and until their successors are elected and have been qualified.

Under Delaware law, unless the certificate of incorporation provides otherwise, directors serving on a classified board of directors may be removed only for cause (see "Removal of Directors" below). A classified board provision may significantly extend the time required to effect a change in control of a board of directors and may discourage hostile takeover bids for companies that have classified board provisions. For companies without a classified board, a change in control of the board of directors can be made by stockholders holding a majority of the votes cast at a single annual meeting of stockholders. By comparison, with a classified board provision in place, it would take at least two annual meetings of stockholders for even a majority of stockholders to effect a change in control of the Board of Directors of Centiv-DE absent resignations because only a minority of the directors would be elected at each meeting. A classified board provision is intended to encourage persons seeking to acquire control of a company, including through proxy fights or hostile takeovers, to initiate those efforts through negotiations with the board of directors. A classified board provision also generally increases the bargaining leverage of a board of directors, on behalf of its stockholders, in any negotiations concerning a potential change of control of a company. Classified board provisions, however, make more difficult or discourage a proxy contest or the assumption of control by a substantial stockholder and thus could increase the likelihood that incumbent directors retain their positions. A classified board provision could also have the effect of discouraging a third party from making a tender offer or otherwise attempting to obtain control of a company even though the attempt might be beneficial to the stockholders.

The Certificate of Incorporation of Centiv-DE calls for a classified board of directors consisting of three classes of directors with staggered terms. The Certificate of Incorporation of Centiv-DE provides for three classes of directors with two directors in each class, each elected for a term of three years expiring in successive years. The first class will include Mr. Carnavale and Ms. Feil, the second class with include Messrs. Mason and Dalton and the third class will include Messrs. Sisto and Rychel. One director in the first class is elected by the preferred stockholders, and the other director in the first class as well as the directors in the second and third classes are elected by the preferred stockholders and the common stockholders voting together.
Thus, we have a classified board of directors, which is divided into three classes with directors serving staggered three-year terms, except for the first term of Class I directors, who initially serve a one-year term and the first term of Class II directors, who initially serve a two-year term.

Under Georgia law, staggered boards are permitted if authorized in the bylaws or articles of incorporation, but no provision is made for differing voting rights or terms.


Removal of Directors.

Delaware law generally permits a majority of shares entitled to vote at an election of directors to remove all or any of the directors. However, a director that is a member of a class (see "Classified Board of Directors" above) may only be removed for cause. Georgia law similarly permits a majority of shares entitled to vote at an election of directors to remove all or any of the directors, with or without cause (except those elected for staggered terms who may only be removed for cause), unless the articles of incorporation or bylaws provide otherwise. Both states provide that a director that is elected solely by one class or group of stock may only be removed by that class. Both states also provide that, if cumulative voting is authorized by the charter, a director may not be removed if the number of votes sufficient to elect the director is cast against removal. The Centiv-DE bylaws provide that directors may be removed only for cause and only by the affirmative vote of the holders of 80% of the combined voting power of the then outstanding shares of stock entitled to vote on the election of such director. Thus, because the preferred stockholders of Centiv-DE, voting alone, elect one of the Class I directors, only a vote of the holders of 80% of the outstanding preferred stock of Centiv-DE may remove that director.

Indemnification of Directors and Officers.

Delaware law permits indemnification of directors and officers who act in good faith and in a manner believed to be in or not opposed to the best interests of the corporation. In the case of a proceeding brought by the corporation, the corporation may not indemnify an unsuccessful defendant officer or director, except (in the discretion of the court) to the extent of expenses incurred in the defense. Georgia law permits indemnification of a director who, in the case of conduct in the director's official capacity, acts in good faith and in a manner reasonably believed to be in the best interests of the corporation. In the case of conduct outside the director's official capacity, Georgia law permits indemnification of a director who acts in good faith and in a manner reasonably believed to be not opposed to the best interests of the corporation.

Georgia law prohibits the indemnification (except for expenses) of an unsuccessful defendant in a case brought by the corporation or with respect to any conduct from which the director received an improper benefit. Georgia law permits the indemnification of officers to the same extent as directors and as otherwise set forth in the articles of incorporation, bylaws, board resolution or contract; provided that no officer may be indemnified for appropriation of a business opportunity of the corporation, intentional misconduct, knowing
violations of law or unlawful distributions.   Both Delaware and Georgia law
require indemnification (as to expenses) of directors who are wholly successful on the merits of any proceeding due to the directors position as such.

Advance Notice Requirements for Stockholder Proposals and Nomination for Directors.

Georgia and Delaware law are silent as to advance notice of stockholder proposals and director nominations. Generally, the Centiv bylaws provide that notice of a shareholder proposal 120 days but not more than 150 days before the anniversary date of the prior year's proxy statement and a shareholder director nomination must be received no later than 60 days but not more than 75 days prior to the meeting. The Centiv-DE bylaws provide that notice of a stockholder proposal must be received at least 120 days but not more than 150 days prior to the anniversary date of the immediately preceding meeting, and notice of a stockholder director nomination must be received at least 120 days but not more than 150 days prior to the anniversary date of the immediately preceding annual meeting.

Special Meetings of Shareholders.

Under Centiv's charter and byalws, a special shareholder meeting could have been called by the board of directors, the Chairman or President or by shareholders holding not less than 20% of the outstanding stock entitled to vote. Delaware law provides that special meetings of stockholders may be called by the board of directors or by such persons as may be authorized by the certificate of incorporation or bylaws. The Centiv-DE bylaws allow special meetings to be called only by the chairman, the president or the board of directors pursuant to a resolution approved by a majority of the board.

Stockholder Action by Written Consent.

Delaware law generally allows for stockholder actions to be taken pursuant to a written consent signed by stockholders having not less than the minimum number of votes necessary to authorize or take such action, provided that a subsequent notice of the taking of corporate action by less than unanimous written consent is sent to stockholders who have not consented in writing. The Centiv-DE Certificate of Incorporation and bylaws, however, prohibit stockholder action by written consent. Georgia law is substantially similar to Delaware law in permitting action by written consent. The Centiv bylaws provided for shareholder action by written consent.

Dividends.

Under Delaware law, a corporation may declare and pay a dividend out of the surplus or net profits of the corporation. A corporation may not pay a dividend so long as the amount of the capital of the corporation following the declaration and payment is less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets. Under Georgia law, a corporation may not make a distribution (including any distribution of cash or property as a dividend or for repurchase of shares) if, after giving effect to such distribution, (i) the corporation would be unable to pay its debts as they become due in the ordinary course, or (ii) the corporation's total assets would be less than its total liabilities, including the amount needed to satisfy any preferential rights upon dissolution. In calculating total assets, the board of directors may consider financial statements or on a "fair valuation" or other reasonable method.

Approval of Certain Transactions.

Under both Delaware and Georgia law, "business combinations" by corporations with "interested shareholders" are subject to a moratorium of three or five years, respectively, unless specified conditions are met. The prohibited transactions include a merger with, disposition of assets to, or the issuance of stock to, the interested shareholder, or specified transactions that have the effect of increasing the proportionate amount of the outstanding securities held by the interested shareholder. Under Delaware and Georgia law, interested shareholders are those shareholders who own 15% and 10% of the voting stock of a corporation, respectively. Interested shareholders may avoid the prohibitions against significant transactions with corporations in Delaware and Georgia under the following circumstances:




Delaware                                                       Georgia
-------------------------------------------  -------------------------------------------

  -  Prior to becoming an interested                -  Prior to becoming an interested
     stockholder, the board of directors               shareholder, the board of directors
     approves the transaction or                       approves the transaction or
     transactions by which the stockholder             transactions by which the shareholder
     becomes an interested stockholder;                becomes an interested shareholder;


  -  The interested stockholder owned at            -  The interested shareholder owns at
     least 85% of the voting stock,                    least 90% of the voting stock,
     excluding specified shares, upon                  excluding specified shares, upon
     consummation of the transaction that              consummation of the transaction that
     results in the stockholder becoming an            results in the shareholder becoming an
     interested stockholder; or                        interested shareholder; or


  -  At, or subsequent to, the time the             -  At, or subsequent to becoming an
     stockholder becomes an interested                 interested shareholder the interested
     stockholder, the board of directors and           shareholder holds 90% of the
     at stockholders holding at least                  outstanding voting stock, excluding
     66-2/3% of the outstanding shares,                specified shares (including shares held
     excluding shares held by the interested           by the interested shareholder), and the
     stockholder, approve the transaction.             transaction is approved by a majority
                                                       of the shareholders of the voting stock
                                                       entitled to vote thereon, excluding
                                                       specified shares (including shares held
                                                       by the interested shareholder).

Georgia law also includes "fair price requirements" that would apply to any business combinations between Centiv and an interested shareholder. Business combinations with interested shareholders must be unanimously approved by at least three "continuing directors" of Centiv or recommended by at least 66 2/3% of continuing directors and approved by a majority of the votes entitled to be cast by shareholders, other than voting shares beneficially owned by the interested shareholder. This vote is not required if: (1) the fair market value of the aggregate cash or securities to be received by the shareholders is as high as the fair market value of their shares; (2) the shareholders receive the same form of consideration as the interested shareholder previously paid for shares of the same class or series; (3) there are no changes with respect to dividends; and (4) the interested shareholder has not received the benefit of any loans, advances, guarantees, pledges or other financial assistance provided by Centiv.

Dissenters' Rights.

Under both Delaware and Georgia law, a shareholder of a corporation participating in a specified major corporate transaction may be entitled to dissenters' or appraisal rights pursuant to which the shareholder may receive cash in the amount of the fair value of his or her shares in lieu of the consideration he or she would otherwise receive in the transaction.

Under Delaware law, these rights are not available with respect to: (1) the sale, lease or exchange of all or substantially all of the assets of a corporation or an amendment to the corporation's certificate of incorporation (unless otherwise provided in the corporation's certificate of incorporation);
(2) a merger or consolidation by a corporation the shares of which are either listed on a national securities exchange or held of record by more than 2,000 stockholders if the stockholders are required to receive only shares of the surviving corporation, shares of any other corporation that are either listed on a national securities exchange or held of record by more than 2,000 holders, cash in lieu of fractional shares or a combination of the foregoing; or (3) a merger if no vote of the stockholder of the surviving corporation is required to approve the merger because the merger does not amend the certificate of incorporation, and each share of the surviving corporation outstanding prior to the merger is an identical outstanding or treasury share after the merger, and the number of shares to be issued in the merger does not exceed 20% of the shares of the surviving corporation outstanding immediately prior to the merger.

In contrast, under Georgia law, dissenters' rights are available in the following cases: (1) a merger if shareholder approval is required for the merger and the shareholder is entitled to vote on the merger, or if the corporation is a subsidiary that is merged with its parent; (2) a share exchange in which the corporation's shares will be acquired, if the shareholder is entitled to vote on the share exchange; (3) a sale or exchange of all or substantially all of the assets of a corporation, if a shareholder vote is required, other than a sale pursuant to a court order or a sale for cash the proceeds of which will be distributed to the shareholders within one year; (4) an amendment of the articles of incorporation that adversely affects rights relating to the shareholder's shares; or (5) any corporate action taken pursuant to a shareholder vote to the extent the articles of incorporation, bylaws or a resolution of the board of directors provides that voting or non-voting shareholders are entitled to dissent and obtain payment for their shares. Furthermore, under Georgia law, this right is not available when the affected shares are listed on a national securities exchange or held of record by more than 2,000 shareholders unless: (1) the articles of incorporation or a resolution of the board of directors approving the transaction provide otherwise; or (2) in a plan of merger or share exchange, the shareholders of shares are required to accept anything other than shares of the surviving corporation or another publicly held corporation which at the effective date of the merger or share exchange are either listed on a national securities exchange or held of record by more than 2,000 shareholders, except for payments in lieu of fractional shares.

THE CHARTERS AND BYLAWS OF CENTIV AND CENTIV-DE

The provisions of the Centiv-DE Certificate of Incorporation and bylaws, as currently in existence are substantially similar to the Articles of Incorporation and bylaws of Centiv as existed immediately prior to the reincorporation. The following discussion of the Certificate of Incorporation and bylaws of Centiv-DE is qualified by reference to the Certificate of Incorporation and Bylaws of Centiv-DE, which are attached as exhibits to this report and which you should review carefully.

Number of Authorized Shares.

Under its previous Articles of Incorporation Centiv was authorized to issue up to 35,000,000 shares of Class A common stock, $.001 par value, and up to 5,000,000 shares of preferred stock, $.001 par value. Pursuant to a Certificate of Designations, Preferences and Rights filed on March 28, 2002, Centiv designated 1,000,000 shares of preferred stock as Series A Convertible Preferred Stock. In addition, the board of directors was entitled to designate new series of preferred stock and determine the powers, preferences and rights, and the qualifications and limitations or restrictions of the authorized and unissued preferred stock without shareholder approval.

The Certificate of Incorporation of Centiv-DE authorizes Centiv-DE to issue the same number of shares of both common and preferred stock and includes an identical Certificate of Designations, Preferences and Rights with regard to the Series A Convertible Preferred Stock. Like the Articles of Incorporation of Centiv, the Certificate of Incorporation of Centiv-DE provides that the Board of Directors is entitled to determine the powers, preferences and rights, and the qualifications, limitations or restrictions, of the authorized and unissued preferred stock without further approval of the stockholders.

Size of Board of Directors.

Centiv's bylaws permitted the board of directors to determine the size of the board provided that there must have been at least three directors. Immediately prior to the reincorporation merger, the size of the board was set at six members. Delaware law, like Georgia law, permits a board of directors, acting alone, to change the authorized number of directors by amending to the bylaws or the adopting of a resolution, unless the directors are not authorized to amend the bylaws or the number of directors is fixed in the certificate of incorporation (in which case a change in the number of directors may be made only by amendment to the certificate of incorporation following stockholder approval of the change). The Certificate of Incorporation of Centiv-DE provides that the number of directors will be determined by a resolution of the Board within any limits prescribed in the bylaws, which shall be only that there be not less than three members of the board of directors.

Monetary Liability of Directors.

The Articles of Incorporation of Centiv provided and the Certificate of Incorporation of Centiv-DE continues to provide for the elimination of personal monetary liability of directors to the fullest extent permissible under the laws of the respective states.

Indemnification.

The Centiv Articles of Incorporation were silent on the ability of Centiv to indemnify its officers and directors through bylaw provisions, agreements with them, vote of shareholders or disinterested directors or otherwise. The Centiv bylaws, however, provided that Centiv would indemnify its directors and officers and other corporate agents to the fullest extent allowed by Georgia law. The Centiv-DE Certificate of Incorporation and bylaws require Centiv-DE to indemnify the company's directors and officers and other corporate agents, all to the maximum extent and in the manner permitted by Delaware law. The Certificate of Incorporation and bylaws of Centiv-DE may be broader in this regard in that Delaware law does not contain the same restrictions as Georgia law.

Amendment of Bylaws and Charter.

The bylaws and charter of Centiv may have been and those of Centiv-DE may be amended or repealed by a vote of holders of a majority of the outstanding stock entitled to vote or by the board of directors, so long as proper notice of the meeting is given and the notice includes in its purposes the amendment or repeal of the bylaws or charter; provided that the Certificate of Designations, Preferences and Rights of the convertible preferred stock may not be amended without the approval of at least two-thirds of the holders of the convertible preferred stock.


PRIVATE OFFERING

On March 28, 2002 and April 15, 2002, the Company sold, in two separate closings of one private placement, 191,000 units and 25,000 respectively, each unit consisting of one share of convertible preferred stock and one warrant to purchase one additional share of convertible preferred stock. This offering was made pursuant to an exemption from registration under Rule 506 of Regulation D under the Securities Act of 1933. The purchase price for each unit was $10.00 per unit. Because each share of convertible preferred stock is convertible, initially, into ten shares of common stock, the effective purchase price was $1.00 for each share of common stock purchased. The warrant that is included in each unit gives the holder the right, until five years after the issuance of the warrant, to purchase one share of convertible preferred stock at a purchase price of $15.00 per share (the equivalent of $1.50 per share of common stock). Neither the convertible preferred stock nor the warrants have been registered under the Securities Act of 1933. Therefore, they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In connection with this offering the Company, pursuant to its Articles of Incorporation filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Georgia defining the rights of the preferred stock.

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

The Company filed, on April 26, 2002, a registration statement to cover the resale of the shares of common stock issuable upon conversion of the convertible preferred stock and the shares of common stock issuable upon exercise of the warrants or upon conversion of the convertible preferred stock issuable upon exercise of the warrants. The Company will use its best efforts to have the registration statement declared effective and will maintain the effectiveness of the registration statement until the earlier of (a) the later of (i) two years after all of the warrants have been redeemed or exercised, or (ii) two years after all of the preferred stock has been converted, or (b) six years from the closing date. The Company has also granted the purchasers of the convertible preferred stock piggy-back registration rights on any other Registration Statement filed by the Company (other than on Forms S-8 or S-4). The Company will bear all expenses of each registration, including the costs of one special counsel to the holders of registrable securities.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's 2002 Annual Meeting of Stockholders was held on June 11, 2002. The votes for each proposal were as follows:


PROPOSAL 1 - ELECTION OF  SIX DIRECTORS , ONE TO BE ELECTED BY THE PREFERRED
----------------------------------------------------------------------------
SHAREHOLDERS AND FIVE DIRECTORS TO BE ELECTED BY BOTH THE COMMON SHAREHOLDERS
-----------------------------------------------------------------------------
AND THE PREFERRED SHAREHOLDERS VOTING AS A SINGLE CLASS:
--------------------------------------------------------

Steven J. Carnevale was elected by the preferred shareholders and the other directors were elected by both the common and preferred shareholders.

         PROPOSAL 1 RESULTS                FOR        AGAINST     ABSTAIN
         ------------------                ---        -------     -------

         Steven J Carnevale (elected
         by preferred shareholders only)  1,550,000     2,000      0

         Frank X Dalton                   4,534,729      2,000     0

         Albert E. Sisto                  4,534,729      2,000     0

         Kim Feil                         4,534,729      2,000     0

         William M. Rychel                4,534,729     57,000     0

         Thomas M. Mason                  4,534,729     57,000     0


PROPOSAL 2 - APPROVAL OF AMENDMENT TO 1997 STOCK OPTION PLAN TO INCREASE THE
----------------------------------------------------------------------------
NUMBER OF SHARES THAT WE MAY ISSUE UNDER THE PLAN FROM 1,250,000 TO 1,500,000:
------------------------------------------------------------------------------

            PROPOSAL 2 RESULTS       FOR       AGAINST     ABSTAIN
            ------------------       ---       -------     -------

            Total All Classes     4,313,590     23,200     3,200



PROPOSAL 3 - APPROVAL OF THE REINCORPORATION OF THE COMPANY INTO DELAWARE:
--------------------------------------------------------------------------

               PROPOSAL 3 RESULTS          FOR     AGAINST    ABSTAIN
               ------------------      ----------- --------   -------

                  Common Shares        2,730,290     56,500   3,200
                  Preferred Shares     1,550,000              0             0
                                       ----------- --------   ---------
                  Total All Classes    4,280,290     56,500   3,200


PROPOSAL 4 - RATIFICATION OF THE ISSUANCE OF THE 216,000 UNITS, EACH CONSISTING
-------------------------------------------------------------------------------
OF ONE SHARE OF CONVERTIBLE PREFERRED STOCK AND A WARRANT TO PURCHASE ONE
-------------------------------------------------------------------------
ADDITIONAL SHARE OF PREFERRED STOCK AND  THE DEEMED CHANGE OF CONTROL RESULTING
-------------------------------------------------------------------------------
FROM SUCH ISSUANCE (COMMON SHAREHOLDERS ONLY VOTED ON THIS PROPOSAL):
---------------------------------------------------------------------

              PROPOSAL 4 RESULTS      FOR         AGAINST    ABSTAIN
              ------------------      ---         -------    -------

              Total All Classes     4,447,796     182,150     7,900


PROPOSAL 5 - APPROVAL OF THE ISSUANCE AND SALE, IN A PRIVATE OFFERING, UP TO
----------------------------------------------------------------------------
330,000 UNITS, EACH CONSISTING OF SHARES OF CAPITAL STOCK AND A WARRANT TO
--------------------------------------------------------------------------
PURCHASE ADDITIONAL SHARES OF STOCK AND THE DEEMED CHANGE OF CONTROL THAT MAY
-----------------------------------------------------------------------------
OCCUR AS A RESULT OF THIS ISSUANCE AND SALE:
--------------------------------------------


               PROPOSAL 5 RESULTS         FOR     AGAINST     ABSTAIN
               ------------------         ---     -------     -------
               Common Shares         2,781,990     4,800       3,200
               Preferred Shares      1,550,000         0           0
                                     ---------     ------     --------
               Total All Classes     4,331,990     4,800       3,200



ITEM 5.  OTHER INFORMATION


On April 8, 2002, the Company received a letter from The Nasdaq Stock Market, Inc. requesting that the Company provide Nasdaq with a detailed description of how the Company intends to continue to comply with the listing requirements of the Nasdaq SmallCap Market. The Company has responded to that inquiry with a detailed plan of how the Company plans to remain in compliance with all of the
listing requirements of the Nasdaq SmallCap Market.   On May 15, 2002, the
Company received notification from the Nasdaq Stock Market that it has closed this matter and the Company was in compliance with the listing requirements of the Nasdaq SmallCap Market.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


EXHIBITS
--------

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

     2.3 Agreement and Plan of Merger dated as of June 11, 2002 by Centiv, Inc., a Georgia corporation and Centiv, Inc., a Delaware corporation

     3.1 Certificate of Incorporation of Centiv, Inc. dated April 11, 2002 and related Certificate of Designations, Preferences and Rights filed May 21, 2002.

     3.2 Bylaws of Centiv, Inc.

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

     10.1 Loan Agreement dated June 12, 2002 between the Company and Cole Taylor Bank.

     10.2 Security Agreement dated June 12, 2002 between the Company and Cole Taylor Bank.

     11.1 Statements of Computation of Earnings Per Share (Filed as Exhibit 11.1 to the Company annual report on form 10-K filed on April 1, 2002 and incorporated herein by reference)

     21.1 Subsidiaries (Filed as Exhibit 21.1 to the Company annual report on form 10-K filed on April 1, 2002 and incorporated herein by reference)

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

REPORTS ON FORM 8-K
-------------------

The following reports on Form 8-K have been filed during the three months ended June 30, 2002:

Current Report on Form 8-K filed April 5, 2002, which included disclosure under
Item 5 relating to the issuance of units, each consisting of on share of convertible preferred stock and one warrant to purchase one additional share of convertible preferred stock.

Current Report on Form 8-K filed July 5, 2002, which included disclosure under
Item 5 relating to the lawsuit filed by the Company against Encad, Inc.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 9th DAY OF AUGUST, 2002.

CENTIV, INC.


         SIGNATURE                      Title
         ---------                      -----

By:  /s/ William M. Rychel           Chief Executive Officer,
   -----------------------           President and Director (principal
     William M. Rychel               executive officer)



By:  /s/ Thomas M. Mason             Chief Financial Officer
    --------------------             (principal financial and accounting
       Thomas  M. Mason              officer and duly authorized officer
                                     of the Registrant)