Form 10-Q
period 2002-09-30
CENTIV INC
filed 2002-11-13
CIK 1044167

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-23221

CENTIV, INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	58-2033795 (IRS Employer Identification Number)
998 Forest Edge Drive, Vernon Hills, Illinois 60061 (Address of Principal Executive Offices, including Zip Code)
(847) 876-8300 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares outstanding of the Registrant's common stock, par value $.001, as of November 13, 2002 the latest practicable date, was 4,994,035 shares.

CENTIV, INC.
TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

CENTIV, INC.

BALANCE SHEETS

($ in thousands)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$417	$228
Accounts receivable, less allowance for doubtful accounts of $20 and $43 at September 30, 2002 and December 31, 2001, respectively	2,579	969
Inventories, net	797	978
Prepaid expenses and other assets	504	278
Income taxes receivable	43	617
Deferred income taxes—current	205	303
Net current assets, discontinued operations	0	2,801

Total current assets	4,545	6,174

Property and equipment, net	1,903	2,071
Other assets	249	39
Net other assets, discontinued operations	0	860

Total assets	$6,697	$9,144

LIABILITIES
Current liabilities:
Current debt	$0	$795
Accounts payable	2,911	3,617
Accrued expenses	574	1,000
Contract obligation and deferred income	58	208
Net current liabilities, discontinued operations	0	2,755

Total current liabilities	3,543	8,375

Deferred income taxes	157	157
Convertible Subordinated Debt	988	0

Total liabilities	4,688	8,532

STOCKHOLDERS' EQUITY
Class A Common Stock $.001 par value, 35,000,000 shares authorized; 4,994,035 shares and 4,956,535 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	5	5
Preferred Stock, $.001 par value, 5,000,000 shares authorized; 216,000 and no shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively (liquidation value of $2,160,000 at September 30, 2002)	0	0
Due from stockholders	(2,495)	(2,366)
Additional paid-in capital	22,487	19,618
Accumulated deficit	(17,988)	(16,645)

Total stockholders' equity	2,009	612

Total liabilities and stockholders' equity	$6,697	$9,144

        The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2002	2001(*)	2002	2001(*)
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$4,769	$3,222	$12,077	$9,155
Cost of goods sold	3,779	2,495	9,167	7,218

Gross profit	990	727	2,910	1,937
Operating expenses:
Selling, general and administrative	1,393	1,186	3,819	3,235
Depreciation	146	111	413	204

Loss from operations	(549)	(570)	(1,322)	(1,502)
Other Income (expense)	0	0	283	0
Interest income (expense)	41	(351)	126	(775)

Loss before income taxes from continuing operations	(508)	(921)	(913)	(2,277)
Benefit for income taxes from continuing operations	0	(235)	0	(740)

Loss from continuing operations	(508)	(686)	(913)	(1,537)
Income (loss) from discontinued operations, net of tax	0	(253)	380	(13)

Net Loss	$(508)	$(939)	$(533)	$(1,550)

Effect of beneficial conversion feature of preferred stock	0	0	(810)	0

Net Loss attributable to common shareholders	$(508)	$(939)	$(1,343)	$(1,550)

Basic and Diluted Income/(Loss) applicable to common shares
Weighted average shares outstanding	4,982,766	4,956,535	4,966,910	4,982,618
Continuing operations per share	$(0.10)	$(0.14)	$(0.35)	$(0.31)
Discontinued operations per share	$0.00	$(0.05)	$0.08	$0.00

Net Loss per share	$(0.10)	$(0.19)	$(0.27)	$(0.31)

*
Prior year results have been reclassified for discontinued operations.

        The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ending September 30,
	2002	2001
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Loss	$(533)	$(1,550)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for doubtful accounts receivable	(2)	0
Provision / write-down of inventory	31	0
Depreciation	413	204
Non-cash interest on note payable (receivable)	(154)	(71)
Non-cash compensation for stock options	5	0
Gain on sale of CalGraph Business	(488)	0
Deferred Taxes	0	(645)
Changes in net assets and liabilities
Accounts receivable	(1,608)	4,526
Inventories	150	125
Prepaid expenses and other assets	(39)	(395)
Accounts payable and accrued expenses	(1,347)	(1,059)
Contract obligations and deferred income	(150)	(540)
Income taxes	573	(1)
Net assets, discontinued operations	123	5,722

Total adjustments	(2,493)	7,866

Net cash (used in) provided by operating activities	(3,026)	6,316

Cash flows from investing activities:
Purchase of property and equipment—continuing operations	(246)	(1,191)
Purchase of property and equipment—discontinuing operations	0	(49)
Proceeds from Sale of CalGraph Business	1,175	0

Net cash provided by (used in) investing activities	929	(1,240)

Cash flows from financing activities:
Proceeds/(repayment), net, from credit facility	(796)	(3,738)
Proceeds/(repayment), net, from convertible subordinated debt	1,000	0
Net Proceeds from private placement of securities	2,026	0
Proceeds/(repayment), net, from capital lease	39	0
Proceeds from stock options exercised	17	0
Dissenters' settlement payments	0	(1,504)

Net cash provided by (used in) financing activities	2,286	(5,242)

Increase (decrease) in cash and cash equivalents	189	(166)
Cash and cash equivalents, beginning of year	228	491

Cash and cash equivalents, as of September 30	$417	$325

        The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2002. For further information, refer to the consolidated financial statements and the footnotes included in the Form 10-K for the year ended December 31, 2001.

2.    INVENTORIES

        Inventories, net of reserves, at September 30, 2002 and December 31, 2001 consist of the following ($ in thousands):

	September 30, 2002	December 31, 2001
Supplies	797	978

3.    NET LOSS PER COMMON SHARE

        Basic and diluted net income/(loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period. Since the Company has a net loss from continuing operations, there were no common share equivalents that were dilutive during any of the periods presented. The changes in outstanding shares during the three months and nine months ended September 30, 2001 and 2002 are shown below:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2002	2001	2002	2001
Common shares:
Outstanding at beginning of period	4,976,535	4,956,535	4,956,535	5,061,998
Shares issued (redeemed) during the period	17,500	0	37,500	(105,463)

Outstanding at end of period	4,994,035	4,956,535	4,994,035	4,956,535

Basic and Diluted weighted average shares	4,982,766	4,956,535	4,966,910	4,982,618

        The weighted average common shares exclude securities that would be anti-dilutive upon conversion. Accordingly, there are 1,320,962 stock options, 2,160,000 common shares (216,000 preferred shares convertible at 10 common shares each), 2,100,000 warrants with an exercise price of $8.40 that expire in November 2002, 2,160,000 warrants (216,000 preferred warrants convertible at 10 common shares each) with an exercise price of $1.50 per share that expire in March 2007, and 72,000 warrants with exercise prices between $1.00 and $1.15 per share that expire in 2003, that are excluded from the weighted average shares outstanding.

        Earnings (loss) per share is computed as follows:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2002	2001	2002	2001
Income Available to common shareholders:
Loss from continuing operations	(508)	(686)	(913)	(1,537)
Effect of Beneficial Conversion Feature of convertible preferred stock	0	0	(810)	0

Loss from continuing operations attributable to common shareholders	(508)	(686)	(1,723)	(1,537)

Income (Loss) from discontinued operations	0	(253)	380	(13)

Net loss attributable to common shareholders	(508)	(939)	(1,343)	(1,550)

Earnings (loss) per share—Basic and Diluted:
Continuing Operations	(0.10)	(0.14)	(0.35)	(0.31)
Discontinued Operations	0.00	(0.05)	0.08	0.00

Net Loss	(0.10)	(0.19)	(0.27)	(0.31)

4.    INCOME TAXES

        The Company's effective tax rate was 0% and 26% for the three months ended September 30, 2002 and 2001, respectively. The Company's effective tax rate was 0% and 32% for the nine months ended September 30, 2002 and 2001, respectively. The tax rate was 0% for the three months and nine months ended September 30, 2002 as the Company's tax provision/(benefit) was offset by a corresponding reduction/(increase) in the valuation allowance for deferred income taxes that was established in 2001.

5.    CURRENT DEBT

        In June 2002, the Company entered into a Loan and Security Agreement (the "Agreement"), with Cole Taylor Bank, which expires on June 30, 2004, that provides for a revolving credit facility initially for $750,000 with the possibility of increases up to $2.0 million. The availability under the credit facility will be increased to $2.0 million if the Company achieves earnings before interest, taxes, depreciation and amortization of at least $50,000 for three (3) consecutive months. Outstanding advances under the Agreement bear interest at prime plus 1.00%. Pursuant to the terms of the Agreement, the Company has pledged accounts receivables, inventory and equipment as collateral.

        In accordance with the Agreement, the Company is required to maintain certain financial covenants, which specifically include tangible net worth, a debt to equity ratio and a debt service coverage ratio. At September 30, 2002, the Company was in compliance with the financial covenants.

        In September 2002, the Company entered into a supplemental credit facility with Cole Taylor Bank. The supplemental credit facility provides up to $5,012,800 in purchase order financing. This facility will be used to finance the short-term inventory requirements for a large-scale equipment upgrade by a current Centiv customer. The maturity date for this financing is February 15, 2003 and bears interest at prime plus 1.00%.

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

8.    RESTRUCTURING CHARGES

        During the fourth quarter of 2000, the Company consolidated and centralized its operations and, therefore, recorded a restructuring charge of $541,000 for employee severance and leased premises no longer necessary. The restructuring charges were recorded in discontinued operations for the year ended December 31, 2000.

        The following table provides a roll forward of the liabilities incurred in connection with the 2000 business restructuring.

Category	December 31, 2001 Balance	1st Qtr 2002 Restructuring Expenditures	2nd Qtr 2002 Restructuring Expenditures	3rd Qtr 2002 Restructuring Expenditures	September 30, 2002 Balance
	($ in thousands)
Employee Separations	$11	$(11)	$0	$0	$0
Facility Closings	84	(34)	(34)	(16)	0

Total	$95	$(45)	$(34)	$(16)	$0

        A total of $95,000 was charged to the restructuring reserve during the nine months ended September 30, 2002 with $45,000 charged in the first quarter of 2002 and $34,000 charged in the second quarter of 2002, and $16,000 charged in the third quarter of 2002. Employee separations of $11,000 and facility closings of $84,000 were charged against the restructuring reserve for the nine months ended September 30, 2002. As of September 30, 2002, all restructuring payments have been paid.

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

10.  RECLASSIFICATIONS

        Certain amounts in the September 30, 2001 financial statements have been reclassified to conform to the September 30, 2002 presentation.

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

        The Company's consolidated financial statements for 2001 have been reclassified to report separately the results of operations for the Channels Business and the Calgraph Technology Services Business. The operating results (in thousands) for the three months and nine months ended September 30, 2001 consist of:

	Three months ended September 30, 2001
	Channels	Calgraph	Total
Net sales:	$11,545	$2,032	$13,577
Income/(Loss) from operations before income taxes	(440)	62	(378)
Provision/(Benefit) from income taxes	(149)	24	(125)

Income from discontinued operations	$(291)	$38	$(253)

	Nine months ended September 30, 2001
	Channels	Calgraph	Total
Net sales:	$39,551	$6,297	$45,848
Income/(Loss) from operations before income taxes	(134)	215	81
Provision/(Benefit) from income taxes	11	83	94

Income from discontinued operations	$(145)	$132	$(13)

12.  PRIVATE PLACEMENT OF SECURITIES

        On March 28, 2002 and April 15, 2002, the Company sold, in two separate closings of one private placement, 191,000 and 25,000 units respectively, each unit consisting of one share of convertible preferred stock and one warrant to purchase one additional share of convertible preferred stock. The purchase price for each unit was $10.00 per unit. This sale of units was ratified by the Company's shareholders at the annual meeting of shareholders held on June 11, 2002. Because each share of convertible preferred stock is convertible, initially, into ten shares of common stock, the effective purchase price was $1.00 for each share of common stock purchased. The warrant that is included in each unit gives the holder the right, until five years after the issuance of the warrant, to purchase one share of convertible preferred stock at a purchase price of $15.00 per share (the equivalent of $1.50 per share of common stock). Neither the convertible preferred stock nor the warrants have been registered under the Securities Act of 1933. Therefore, they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

        The convertible preferred stock will be automatically converted if (i) holders of 2/3 of the outstanding shares of such preferred stock agree to convert, (ii) the Company's revenues exceed $5 million for any two consecutive quarters, or (iii) the Company recognizes $20 million in revenues for the 12-month period ending March 31, 2003.

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

        Proceeds to the Company from the sale of the convertible preferred stock were $2,160,000, of which $1,910,000 was received at the March 28, 2002 closing and the remaining $250,000 was received at the April 25, 2002 closing. Aggregate transaction costs of $136,000 representing legal, accounting and registration fees were incurred bringing the net proceeds to $2,024,000. The net proceeds were used to pay off and cancel the Company's previous credit facility with Wachovia Bank, NA.

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

13.  CONVERTIBLE SUBORDINATED DEBT

        On September 30, 2002, the Company issued $1 million of Senior Subordinated Convertible Notes to private investors. These notes are convertible into equity, at the lenders' option upon the closing of, and at the same terms as, the next equity financing in which the Company raises at least $1,000,000. The loan has a term that extends until the earlier of July 1, 2004 or two business days following the closing of an equity financing described above and pays interest at a rate of 10% per year. In addition, the lenders received an aggregate of 50,000 warrants granted at the closing of the loan and will receive an aggregate of an additional 20,000 warrants per month until such time as the loan is fully repaid or converted into equity. The warrant is exercisable at $1.75 per share and is callable by the Company if the market price of the Compnay's common stock closes at or above $5.00 per share for 10 consecutive trading days. The warrants were valued at $11,858 using the Black-Scholes valuation method creating an unamortized discount on the Senior Subordinated Convertible Notes. The unamortized discount will be amortized to interest expense over the term of the note.

        The proceeds of the Senior Subordinated Convertible Debt will be used for working capital requirements of the business and to support the large-scale equipment upgrade by a current Centiv customer.

14.  RELATED PARTY TRANSACTIONS

        On December 1, 1999, the Company entered into a Loan Agreement with William M. Rychel pursuant to which the Company loaned Mr. Rychel a total of $1,775,000 to purchase from certain shareholders a total of 806,983 shares of our common stock. The original term of the loan was one year which the Company extended until December 1, 2001 and, on December 1, 2001, the Company entered into another amendment with Mr. Rychel that extended the due date of the loan until December 1, 2002. In exchange for extending the loan, Mr. Rychel agreed to a non-compete and a confidentiality and assignment of inventions agreement. The loan is measured for impairment based on the underlying collateral or other assets available to repay the loan. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company's ability to collect amounts due according to the contractual terms of the Loan Agreement is largely dependent on the ultimate realization from the sale of assets owned by Mr. Rychel, including his investment in common stock in the Company. When determining the fair value of investments in common stock, the Company considers both the current market price and volatility in the stock price. Under the Sarbanes-Oxley Act of 2002, this loan can not be extended beyond its current maturity of December 1, 2002 or otherwise materially modified.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related notes.

Overview

        We are a developer and provider of Web-enabled point-of-purchase (POP) solutions used by consumer goods manufacturers and mass retailers. The delivered product is high quality, digitally produced signage that is mass-customized for the unique requirements of each retail location. With our premier product, Instant Impact, customers gain the ability to target important consumer segments at the point of purchase by allowing brand managers or retailers to order mass-customized, on-demand, color POP materials and receive quantitative feedback on the success of their in-store or on-premise marketing campaigns.

        Instant Impact allows a marketing manager, brand manager or retailer to create, edit, schedule and arrange for delivery of POP materials via the Internet by using pre-approved, field-editable sign templates. This Internet-based user interface is flexible, user-friendly and changeable to allow control of the message at a corporate or local store level. The signage can either be printed in a Centiv print center, or an industry-standard print-formatted file can be delivered via the Internet to any print provider in the world. This rapid delivery of signage results in a dramatic reduction in POP lead time and the costs associated with launching or changing in-store or on-premises messaging. For customers who prefer to print signage locally, the Company also sells equipment and supplies used in producing POP signage.

        The roots of Instant Impact were formed in 1998 when the Company partnered with Anheuser-Busch to design, configure, deliver and implement POP signage systems to Anheuser-Busch wholesale distributors in the United States and 16 foreign countries. Since the formal launch of the Internet-based Instant Impact in March 2001, the Company and DuPont Tyvek have formed a strategic alliance and co-branding agreement that includes company-wide implementation of Instant Impact.

        During 2001, the Company decided to focus on and dedicate its resources to its POP business. To further that goal, in December 2001, the Company sold its Channels Business and, effective January 31, 2002, sold the assets of its wholly-owned subsidiary Calgraph Technology Services, Inc. As a result of these divestitures, the Company currently operates as a single business unit.

Three Months Ended September 30, 2002 Compared With Three Months Ended September 30, 2001

        Net Sales from continuing operations.    Total net sales from continuing operations increased 48% or $1.6 million to $4.8 million for the three months ended September 30, 2002, compared to $3.2 million for the three months ending September 30, 2001. The increase is attributable primarily to $1.5 million of revenue relating to the large-scale equipment upgrade for a current customer. The equipment is used to produce locally customized Point of Purchase (POP) signage. Total orders relating to this upgrade are currently at $11.5 million, leaving a backlog of $10 million, which is expected to ship during the fourth quarter of 2002. The remaining growth in revenue was attributable to the new web based services offered through the Instant Impact product launched in 2001.

        Gross Profit from continuing operations.    Gross profit from continuing operations increased 36% or $263,000 for the three months ended September 30, 2002 to $990,000 as compared to $727,000 for the three months ended September 30, 2001. The gross profit as a percentage of sales decreased 1.8 percentage points to 20.8% for the three months ended September 30, 2002 compared to 22.6% for the three months ended September 30, 2001. The margin decline is due to the lower margin on the equipment revenue. Excluding the equipment margins of 8.7%, the overall margins were 26.4% for the three months ended September 30, 2002, which is an increase of 3.8 percentage points over prior year's gross profit margin. Excluding the equipment margin, the margin improvement is attributable to the web based sales as well as the technical support call center that is now being handled directly by Centiv instead of outsourcing this activity to another entity.

        SG&A Expenses from continuing operations.    SG&A expenses from continuing operations increased $207,000 or 17% to $1.4 million for the three months ended September 30, 2002 compared to $1.2 million for the three months ended September 30, 2001. The increase in SG&A expenses over the prior year is primarily from administrative costs that due to the divestitures of the other businesses are now being absorbed entirely by Centiv. In addition, the SG&A expenses included $160,000 for the three months ended September 30, 2002 relating to legal expenses associated with the termination of the Encad supply agreement and costs associated with reincorporation of the Company from Georgia to Delaware.

        Depreciation Expense from continuing operations.    Depreciation expense from continuing operations increased $35,000, or 32%, to $146,000 for the three months ended September 30, 2002, as compared to $111,000 for the three months ended September 30, 2001. The increase in depreciation expense relates to the Company's implementation of a new enterprise wide software package as well as the cost of the new online Instant Impact point-of-purchase system.

        Income Taxes from continuing operations.    The Company's effective tax rate for continuing operations was 0% for the three months ended September 30, 2002 compared to a benefit of 26% for the three months ended September 30, 2001. The tax rate was 0% for the three months ended September 30, 2002 as the Company's tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes that was established in 2001.

        Net Income (Loss) from continuing operations.    The Company had a net loss from continuing operations of $508,000 for the three months ended September 30, 2002, a decrease in loss of $178,000 or 26%, as compared to the net loss of $686,000 for the three months ended September 30, 2001. The decrease in the net loss is attributable primarily to the improvement in gross profit as well as a reduction in interest expense.

Discontinued Operations:

        The Company had net loss from discontinued operations for the three months ended September 30, 2001 of $253,000. See Note 11 of the Notes to Consolidated Financial Statements for a description of the discontinued operations.

Nine Months Ended September 30, 2002 Compared With Nine Months Ended September 30, 2001

        Net Sales from continuing operations.    Total net sales from continuing operations increased 32% or $2.9 million, to $12.1 million for the nine months ended September 30, 2002, compared to $9.2 million for the nine months ending September 30, 2001. Of the $2.9 million net sales increase, $1.5 million is attributable to the large-scale equipment upgrade for a current customer. The equipment is used to produce locally customized Point of Purchase (POP) signage. Total orders relating to this upgrade are currently at $11.5 million, leaving a backlog of $10 million, which is expected to ship during the fourth quarter of 2002. The remaining increase is attributable to the new web based services offered through the Instant Impact product launched in 2001 as well as growth in the supplies revenue for Point of Purchase (POP) systems that are installed at customer sites.

        Gross Profit from continuing operations.    Gross profit from continuing operations increased 50% or $1.0 million for the nine months ended September 30, 2002 to $2.9 million as compared to $1.9 million for the nine months ended September 30, 2001. The gross profit as a percentage of sales increased 2.9 percentage points to 24.1% for the nine months ended September 30, 2002 compared to 21.2% for the nine months ended September 30, 2001. The margin improvement is attributable primarily to higher margin web based sales. In addition, the margin improvement is due to the technical support call center now being handled directly by Centiv instead of outsourcing this activity to another entity. Excluding the margins of 8.7% from the large-scale equipment upgrade, the overall margins were 26.3% for the nine months ended September 30, 2002, which is an increase of 5.1 percentage points over prior year's gross profit margin.

        SG&A Expenses from continuing operations.    SG&A expenses from continuing operations increased $584,000 or 18% to $3.8 million for the nine months ended September 30, 2002 compared to $3.2 million for the nine months ended September 30, 2001. The increase in SG&A expenses over the prior year is primarily from administrative costs that due to the divestitures of the other businesses are now being absorbed entirely by Centiv. In addition, the SG&A expenses included $160,000 for the three months ended September 30, 2002 relating to legal expenses associated with the termination of the Encad supply agreement and costs associated with reincorporation of the Company from Georgia to Delaware.

        Depreciation Expense from continuing operations.    Depreciation expense from continuing operations increased $209,000, or 102%, to $413,000 for the nine months ended September 30, 2002, as compared to $204,000 for the nine months ended September 30, 2001. The increase in depreciation expense relates to the Company implementing a new enterprise wide software package as well as the cost of the new online Instant Impact point-of-purchase system.

        Other Income from continuing operations.    Other Income of $283,000 represents the settlement of outstanding liabilities associated with the termination of vendor contracts relating to the sale of the Channels Business.

        Income Taxes from continuing operations.    The Company's effective tax rate for continuing operations was 0% for the nine months ended September 30, 2002 compared to a benefit of 32% for the nine months ended September 30, 2001. The tax rate was 0% for the nine months ended September 30, 2002 as the Company's tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes that was established in 2001.

        Net Income (Loss) from continuing operations.    The Company had a net loss from continuing operations of $913,000 for the nine months ended September 30, 2002, a decrease in loss of $624,000 or 41%, as compared to a net loss of $1.5 million for the nine months ended September 30, 2001. The decrease in the net loss is attributable primarily to the improvement in gross profit as well as the other income and reduced interest expense.

Discontinued Operations:

        The Company had net income from discontinued operations of $380,000 for the nine months ended September 30, 2002 compared to a net loss of $13,000 for the nine months ended September 30, 2001. See Note 11 of the Notes to Consolidated Financial Statements for a description of the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

        On September 30, 2002, the Company had a positive working capital of $1.0 million, an improvement of $0.6 million from June 30, 2002 and an improvement of $3.2 million form December 31, 2001 when the working capital was a negative $2.2 million. The improvement is a result of the sale of the Calgraph Business as well as the private equity and convertible subordinated debt financings (see Notes 11, 12 and 13 to Consolidated Financial Statements).

        The Company used $3.0 million of cash from operations for the nine months ended September 30, 2002 compared to $6.3 million of cash generated from operations for the nine months ended September 30, 2001. During the nine months ended September 30, 2002, cash was used to pay accounts payable and accrued expenses of $1.3 million relating to the payment of transaction costs as well as other payments for vendor settlements associated with the sale of the Channels Business. In addition, cash was used to grow accounts receivables by $1.6 million, primarily as a result of the large-scale equipment upgrade. We anticipate the majority of the accounts receivables to be collected during the fourth quarter relating to the upgrade.

        For the nine months ended September 30, 2002, the Company generated cash of $929,000 from investing activities. The Company received cash of $1,175,000 from the sale of the CalGraph Business (see Note 11 of the Notes to Consolidated Financial Statements), partially offset by cash used of $246,000 for the purchase of software licenses, computer hardware and production equipment. Approximately $89,000 of the $246,000 of purchases related to one-time expenditures for splitting the software licenses and computer hardware due to the divestitures of Channels and CalGraph business units. The cash used for the nine months ended September 30, 2001 of $1,240,000 relates to the Company's implementation of a new state of the art enterprise wide software package as well as the cost of the new online Instant Impact point-of-purchase system.

        For the nine months ended September 30, 2002, the Company generated cash of $2,286,000 from financing activities. The Company received net proceeds of $2,026,000 from a private equity offering (see Note 12 of the Notes to Consolidated Financial Statements). The net proceeds were used to pay off and cancel the Company's credit facility with the bank. In addition, the Company received $1,000,000 from the issuance of convertible subordinated debt (see Note 13 of the Notes to Consolidated Financial Statements). During the three months ended September 30, 2002, there were borrowings of $607,000 and repayments of $607,000 under the Company's bank facility. As of September 30, 2002 there was no amount outstanding under the Bank Agreement.

        In September 2002, the Company entered into a supplemental credit facility with Cole Taylor Bank. The supplemental credit facility provides up to $5,012,800 in purchase order financing. This facility will be used to finance the short-term inventory requirements for a large-scale equipment upgrade for Anhueser Busch and its wholesalers. The maturity date for this financing is February 15,

2003 and bears interest at prime plus 1.00%. The Company has no borrowings under this facility as of September 30, 2002.

        For the nine months ended September 30, 2001, the Company used cash of $5.2 million from financing activities to pay down the bank line of $3.7 million and to make payments of $1.5 million on the note issued in connection with the settlement of the Dissenters' Lawsuit. During the nine months ended September 30, 2001 the Company had borrowings of $49.6 million and repayments of $53.3 million with the outstanding bank loan.

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

ITEM 4. CONTROLS AND PROCEDURES

        1.    Evaluation of disclosure controls and procedures.

        Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidate subsidiaries) required to be included in our periodic SEC filings.

        2.    Changes in internal controls.

        There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

        Encad thereafter filed a motion to dismiss portions of the Company's Amended Complaint and filed its answer to the remainder of the Amended Complaint. The Court entered a briefing schedule on the parties' respective motions to dismiss and scheduled argument on the motions for November 14, 2002.

        Effective as of November 13, 2002, Centiv and Encad have agreed to resolve their disputes on mutually agreeable terms, and to keep the terms of that agreement confidential.

        On October 14, 2002, the Company announced it had filed a trademark infringement lawsuit in Federal District Court for the Northern District of Illinois against Incentive Systems, Inc. of Bedford, Massachusetts, to block Incentive Systems, Inc.'s continued use of the trademark "Centiv." The suit was brought after Centiv's attempts to settle the matter amicably were unsuccessful and alleges that Incentive Systems, Inc. began the use of "Centiv" as its new company name in July of this year, in violation of Centiv, Inc.'s trademark rights. The suit seeks a motion for preliminary injunction barring Incentive Systems, Inc. from any future use of Centiv, Inc.'s trademark CENTIV. The Company intends to pursue these claims vigorously.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Senior Subordinated Convertible Debt

        On September 30, 2002, the Company issued $1 million of Senior Subordinated Convertible Notes to private investors. These notes are convertible into equity, at the lenders' option upon the closing of, and at the same terms as, the next equity financing in which the Company raises at least $1,000,000. The loan has a term that extends until the earlier of July 1, 2004 or two business days following the closing of an equity financing described above and pays interest at a rate of 10% per year. In addition, the lenders received an aggregate of 50,000 warrants granted upon the closing of the loan and will receive an aggregate of an additional 20,000 warrants per month until such time as the loan is fully repaid or converted into equity. The warrant is exercisable at $1.75 per share and is callable by the Company if the market price of the Company's common stock closes at or above $5.00 per share for 10 consecutive trading days.

        The proceeds of the Senior Subordinated Convertible Debt are used for working capital requirements of the business and to support the large-scale equipment upgrade by a current Centiv customer.

Private Offering

        On March 28, 2002 and April 15, 2002, the Company sold, in two separate closings of one private placement, 191,000 units and 25,000 units respectively, each unit consisting of one share of convertible preferred stock and one warrant to purchase one additional share of convertible preferred stock. This offering was made pursuant to an exemption from registration under Rule 506 of Regulation D under the Securities Act of 1933. The purchase price for each unit was $10.00 per unit. Because each share of convertible preferred stock is convertible, initially, into ten shares of common stock, the effective purchase price was $1.00 for each share of common stock purchased. The warrant that is included in each unit gives the holder the right, until five years after the issuance of the warrant, to purchase one share of convertible preferred stock at a purchase price of $15.00 per share (the equivalent of $1.50 per share of common stock). Neither the convertible preferred stock nor the warrants have been registered under the Securities Act of 1933. Therefore, they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In connection with this offering the Company, pursuant to its Articles of Incorporation filed a Certificate of Designations, Rights and Preferences with the Secretary of State of the State of Georgia defining the rights of the preferred stock.

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

        The convertible preferred stock will be automatically converted if (i) holders of 2/3 of the outstanding shares of such preferred stock agree to convert, (ii) the Company's revenues exceed $5 million for any two consecutive quarters, or (iii) the Company recognizes $20 million in revenues for the 12-month period ending March 31, 2003.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

ITEM 5. OTHER INFORMATION

        Effective as of November 1, 2002, the NASDAQ Smallcap Market amended its continued listing requirements to raise the minimum shareholders' equity value from $2,000,000 to $2,500,000. With the implementation of this amendment, the Company is no longer in compliance with this new requirement. However, the Company has been informed that it is the intent of the holders of the Company's Convertible Subordinated Debt, that those holders intend to convert that Convertible Subordinated Debt into equity which, when consummated, will result in the Company being in compliance with the amended listing requirement.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

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

        2.3  Agreement and Plan of Merger dated as of June 11, 2002 by Centiv, Inc., a Georgia corporation and Centiv, Inc., a Delaware corporation (Filed as Exhibit 2.3 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

        3.1  Certificate of Incorporation of Centiv, Inc. dated April 11, 2002 and related Certificate of Designations, Preferences and Rights filed May 21, 2002. (Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

        3.2  Bylaws of Centiv, Inc. (Filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

        4.1  Form of Securities Purchase Agreement dated March 28, 2002 by and among Centiv, Inc. and the purchasers identified on Exhibit A thereto (Filed as Exhibit 4.1 to the Company's Annual Report on form 10-K filed on April 1, 2002 and incorporated herein by reference).

        4.2  Form of Investors Rights Agreement dated March 28, 2002 by and among Centiv, Inc. and the investors who are signatories thereto (Filed as Exhibit 4.2 to the Company's Annual Report on form 10-K filed on April 1, 2002 and incorporated herein by reference).

        4.3  Form of Warrant issued pursuant to Securities Purchase Agreement dated March 28, 2002 by and among Centiv, Inc. and the purchasers identified on Exhibit A thereto (Filed as Exhibit 4.3 to the Company's Annual Report on form 10-K filed on April 1, 2002 and incorporated herein by reference).

        10.1 Loan Agreement dated June 12, 2002 between the Company and Cole Taylor Bank. (Filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

        10.2 Security Agreement dated June 12, 2002 between the Company and Cole Taylor Bank. (Filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

        11.1 Statements of Computation of Earnings Per Share (Filed as Exhibit 11.1 to the Company's Annual Report on form 10-K filed on April 1, 2002 and incorporated herein by reference).

        21.1 Subsidiaries (Filed as Exhibit 21.1 to the Company's Annual Report on form 10-K filed on April 1, 2002 and incorporated herein by reference).

        99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

        The following reports on Form 8-K have been filed during the three months ended September 30, 2002:

        Current Report on Form 8-K filed July 5, 2002, which included disclosure under Item 5 relating to the lawsuit filed by the Company against Encad, Inc.

SIGNATURES

        PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 13th DAY OF November, 2002.

CENTIV, INC.

	SIGNATURE	Title

By:	/s/ WILLIAM M. RYCHEL William M. Rychel	Chief Executive Officer, President and Director (principal executive officer)
By:	/s/ THOMAS M. MASON Thomas M. Mason	Chief Financial Officer (principal financial and accounting officer and duly authorized officer of the Registrant)

CERTIFICATIONS

        I, William M. Rychel, certify that:

        1.    I have reviewed this annual report on Form 10-Q of Centiv, Inc;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ WILLIAM M. RYCHEL William M. Rychel Chief Executive Officer

CERTIFICATIONS (continued)

        I, Thomas M. Mason, certify that:

        1.    I have reviewed this annual report on Form 10-Q of Centiv, Inc;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          (a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          (a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ THOMAS M. MASON Thomas M. Mason Chief Financial Officer

QuickLinks

CENTIV, INC. TABLE OF CONTENTS
PART I—FINANCIAL INFORMATION
CENTIV, INC. BALANCE SHEETS ($ in thousands)
CENTIV, INC. STATEMENTS OF OPERATIONS ($ in thousands, except per share data)
CENTIV, INC. STATEMENTS OF CASH FLOWS ($ in thousands)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS
  ITEM 4. CONTROLS AND PROCEDURES
PART II OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS (continued)