Form 10-K
period 2002-12-31
CENTIV INC
filed 2003-04-04
CIK 1044167

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

(847) 876-8300
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
None

Securities Registered Pursuant to Section 12(g) of the Act:
Class A Common Stock, $.001 par value
and
Warrants to purchase Class A Common Stock, at exercise prices between $1.00 and $1.75
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒   No: ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒.

As of June 28, 2002 (the last business day of the most recently completed second fiscal quarter), the aggregate market value of voting and non-voting stock held by non-affiliates of the registrant was approximately $4,814,797 (based upon the last reported sales price of the Common Stock as reported by the Nasdaq SmallCap Market).  Shares of Common Stock held by each executive officer, director, and shareholders with beneficial ownership of greater than 10% of the outstanding Common Stock of the registrant and persons or entities known to the registrant to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates. This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Class A Common Stock outstanding (excluding treasury shares of 806,983) as of March 31, 2003 was 4,997,035.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy statement for the 2003 Annual Meeting of Stockholders of Centiv,  Inc. are incorporated by reference into Part III of this Report.

CENTIV, INC.

ITEM 1.  BUSINESS.

Overview/History

We are a developer and provider of Web-enabled point-of-purchase (POP) solutions for consumer goods manufacturers and multi-location retailers.  Our Instant Impact solution allows marketing managers, brand managers and retailers to create, edit and schedule delivery of customized POP signage, using field-editable sign templates created and/or approved by manufacturers. Instant Impact POP signage is print quality and digitally produced for the unique requirements of each retail location, allowing users to target specific consumer segments at the POP and accumulate quantitative data for analysis and feedback on the success of their in-store or on-premise marketing campaigns. Our products allow a user access to an information database for selecting sign templates approved or created by manufacturers, input data for the sign templates and select signage products for production of the sign templates. Our Internet-based user interface is clear, flexible, user-friendly and changeable to allow control of the message at a corporate or local store level. Instant Impact signage can either be printed in a Centiv print center, or an industry-standard print-formatted file can be delivered via the Internet to any print provider in the world.  We believe that our Instant Impact solution improves marketing results (due to improved signage utilization, customization and images), provides measurable marketing feedback, reduces signage lead time, allows for distribution of brand identity while protecting the integrity of that identity and reduces the costs associated with in-store and on-premises custom signage.

Prior to focusing on the Centiv POP Business in 2001, Centiv operated three other business units in addition to the Centiv POP Business:

• CalGraph Business: Formerly a wholly owned subsidiary of the Company, CalGraph Technology Services, Inc. was a provider of on-site service and preventative maintenance services specializing in wide-format printing devices.  CalGraph’s U.S. and Canadian service operations included field service technicians, customer support call center, component repair and refurbishment facilities and parts logistics.  The Company sold this business effective January 31, 2002 and it is reflected as Discontinued Operations in the Summary of Selected Financial Information and Selected Financial Information.

• Channels Business : Prior to divestiture by  the Company, the Channels Division specialized in the value-added wholesale distribution of computer graphics technologies throughout North America. The Company sold this business effective December 31, 2001 and it is reflected as Discontinued Operations in the Summary of Selected Financial Information and Selected Financial Information.

• Technology Systems Business:  Prior to divestiture by the Company, the Technology Systems Division designed, assembled and sold  custom or “made-to-order” premium services or workstations and related technology to value added resellers, vertical market computer resellers, corporations, universities and government agencies.  The Company sold the business effective October 31, 2000 and it is reflected as Discontinued Operations in the Summary of Selected Financial Information and Selected Financial Information.

Strategy

The Company’s strategy is to offer web services for consumer brand companies to manage their in-store and on-premise point-of-purchase (POP) process.  These services allow a user access to an information database for selecting sign templates approved or created by manufacturers, input data for the sign templates and select signage products for production.  The final product is print quality digitally produced signage that is mass customized for the unique requirements of each retail location.  Using

Internet technology as the access medium, the Company offers these customers on-demand, mass customized digitally produced POP signs and advertising materials for use in in-store or on-premise marketing.  The Company believes its products result in faster, more effective POP campaigns and allow customers to enhance their brand image while maintaining control over the use and integrity of that brand image.

The Company’s Divisions and Products

By 2001, we began to focus on and dedicate our resources to our Centiv POP Business.  We sold our Channels Business effective December 31, 2001, and we sold our CalGraph Business effective January 31, 2002.

We are a Delaware corporation, originally formed in Georgia in 1997 and reincorporated in Delaware in 2002.

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

Recent advances in web-based technology and digital printing hardware  have created a new market for customized POP signage using display graphics printers, software and media.  These technologies will allow retailers and wholesalers to quickly and easily create, print and display retail signs that are more responsive to their needs in full color with photo-realistic quality.

During 1998, as part of its key strategic objectives, the Company was engaged by Anheuser-Busch to design, implement, and support a customized POP sign-making system, which allows Anheuser-Busch distributors to make POP signs quickly and without the use of highly trained, dedicated personnel.  The Company provided product research and development, training, installation, and technical support for the beverage manufacturers’ distributors. The Company also provided outsource fulfillment of inks and media used in the sign-making process.  As of March 31, 2003, this activity will be eliminated as Anheuser-Busch (A-B) has informed the Company that they do not intend to renew our preferred supplier technical support agreement.  While Centiv valued its relationship with Anheuser Busch, the contract did not include the Instant Impact web-based process for POP design and delivery.  The Anheuser-Busch relationship was part of the legacy business model as a wholesaler of digital printing hardware and provider of consumable printing materials. The A-B relationship had never involved the use of Instant Impact™.

In assessing the A-B relationship, no single customer accounted for more than 10% of the sales for the years ended December 31, 2002 and 2001.  On a combined basis, however, distributors affiliated with Anheuser-Busch accounted for approximately 97% and 99% of the sales for the years ended December 31, 2002 and 2001, respectively.  For the year ended December 31, 2000, Anheuser-Busch accounted for 97% of net sales.   International sales were insignificant for the years ended December 31, 2002, 2001 and 2000.

Products and Markets

Beginning in 2003, Centiv’s business model is exclusively focused on the web-based solution Instant Impact™ which uses an online, Internet-based interface that allows customers to create and order customized digital promotions using a standard Web browser and manufacturer created or approved templates.  Customers have the option of having their signs printed at a central print facility owned and operated by Centiv, or they may print locally at various print devices connected to their local computer.  Our Internet-based solution provides a closed-loop information feedback that allows corporate customers to use this information to measure the effectiveness of their retail campaigns and promotions at the regional or national level.

Our Internet-based on-demand POP approach offers traditional retailer marketers an entirely new way to individually customize various forms of signage used in the retail environment.  Our solution allows clients to increase their brand awareness, closely control and monitor their brand image and digital assets and project a consistent message nationally while allowing local customization.

Our solution helps customers gain market share and increase sales.  Additionally, this technology provides quicker turnarounds that enable clients and merchants to preview signage on-line and either print at their location or have them delivered within two business days.  This system allows clients to launch new promotions rapidly and better react to changing consumer trends.

We intend to pursue cross-marketing and co-marketing agreements with companies that serve retail and manufacturing sector as well as potential opportunities to license our Internet technology and print center services.

Backlog

The Company does not have significant backlog as we are able to integrate and deliver products generally within a few days of order receipt and long-term contracts to supply products have not been entered into with customers (the Company assembles and sells products on the basis of individual purchase orders as and when received).  The backlog at the beginning of a quarter may not represent a significant percentage of the products to be sold in that quarter.   Therefore, management does not consider order backlog a significant indicator of the Company’s future revenues.

Competition

Currently, there is no company that offers the complete solution that Centiv provides. The process of obtaining custom POP signage is highly fragmented and inefficient. There are several large public companies, which provide a wide variety of  in-store marketing solutions, but none of these companies have chosen to enter the POP sector as defined by Centiv and as a result do not compete directly with Centiv’s solution. These companies include Catalina Marketing Corp. (NYSE: POS), Insignia Systems, Inc. (Nasdaq: ISIG) and Valassis Communications, Inc. (NYSE: VCI). There are also numerous independent and franchised signage providers and traditional commercial printers, including Fastsigns International, Inc. and Kinko’s, Inc.

The competition is further fragmented by specialized value added resellers of these various services. Although we are not aware of any similar technology to our Instant Impact system or competitors offering a comparable range of products and services, there are direct competitors offering certain customary products and services and there are potential competitors currently focusing on other segments of the POP market.  Specifically, in the turn-key field deployed POP print systems, the principal competition potentially comes from highly specialized Value Added Resellers.

Intellectual Property

On March 21, 2001, we filed a patent application with the United States Patent and Trademark Office relating to our sign creation and delivery management system for creating POP signage. In addition, we filed an international patent application for the same invention to protect patent rights in foreign countries.  We will market and sell this system, which allows a user access to an information database for selecting sign templates, inputting data for the sign templates and selecting signage products for production of the sign templates. The user can then order the created sign templates having data input and selected signage products for delivery to the user.

We seek to protect our trade secrets and proprietary know-how, in part, by confidentiality agreements with employees, consultants, advisors and others.  There can be no assurance that such employees, consultants, advisors or others will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary know-how of the Company will not otherwise become known or be independently developed by competitors in such a manner that we will have no practical recourse.

Product Research and Market Development

The market for the Company’s products is characterized by rapid technological change and evolving industry standards, and it is highly competitive with respect to timely product innovations.  The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable.  The Company believes that its future success will depend upon its ability to develop, manufacture and market new products and enhancements to existing products on a cost-effective and timely basis.

If we are unable for technological or other reasons to develop products in a timely manner in response to changes in the industry, or if products or product enhancements that the Company develops do not achieve market acceptance, the Company’s business will be materially and adversely affected.

Employees

At December 31, 2002 we had 45 full-time employees.  With the elimination the Anheuser Busch business, we will have 24 full-time employees.  Our employees are not represented by a labor union and we believe that relations with employees are satisfactory.

ITEM 2.  PROPERTIES.

The table below sets forth certain information with respect to leased properties:

Lease Terms:

Location	Approximate Square Footage	Expiration Date	Monthly Rent

998 Forest Edge Drive
Vernon Hills, Illinois
(Corporate Headquarters)	20,000	5/31/08	$14,832

750 Forest Edge Drive
Vernon Hills, Illinois
(Sales and Technical Support Office)	3,400	4/15/03	$6,000

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in certain claims arising in the normal course of business.  In the opinion of management of the Company, although the outcomes of the claims are uncertain, in the aggregate, they are not likely to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Public Market for Common Stock

The Company’s common stock is quoted on the Nasdaq SmallCap Market under the symbol “CNTV.”  The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the Nasdaq SmallCap Market.  As of March 31, 2003, the closing price of the Company’s common stock on the Nasdaq SmallCap Market was $0.40.

2001	High	Low

1st Quarter	$.99	$.38
2nd Quarter	1.30	.38
3rd Quarter	1.70	.80
4th Quarter	1.40	.81

2002	High	Low

1st Quarter	$1.30	$.60
2nd Quarter	1.62	.75
3rd Quarter	1.25	.85
4th Quarter	1.18	.20

Holders

As of February 28, 2003, there were approximately 47 holders of record and 798 beneficial holders of the common stock.

Dividends

The Company has applied and intends to continue to apply any retained and current earnings toward the development of its business and to finance the growth of the Company.  Consequently, the Company currently does not anticipate paying cash dividends on common stock in the foreseeable future.  See “Management’s Discussion and Analysis of Results of Operations and Financial Condition—Liquidity and Capital Resources.”

In addition, the Company may not pay any cash dividends on its common stock unless it has paid dividends on all outstanding shares of its Series B Preferred Stock, which shares were issued in a private placement transaction on March 31, 2003.  Unless previously converted, dividends on the outstanding preferred stock will begin to accrue on April 1, 2004 at an annual rate equal to 8% of the purchase price of the Series B Preferred.

Recent Issuances of Unregistered Securities

Series B Convertible Preferred Stock:

On March 31, 2003, the Company sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred”) and one warrant to purchase two shares of Common Stock (the “Warrant”), which amounted to 20% warrant coverage.  As part of the private placement, the holders of $500,000 of the outstanding Convertible Subordinated Debt converted into Series B Preferred on the same terms.  The remaining $500,000 was repaid in full from proceeds of this offering.  In addition, the Company issued an additional 270,000 shares of Series B Preferred in conversion of 135,000 of its outstanding Series A Convertible Preferred Stock (the “Series A Preferred”). No Warrants were issued in connection with the shares of Series B Preferred issued in exchange for the Series A Preferred.  In addition, the warrants to purchase Series A Preferred held by the Series A Preferred investors were cancelled with no value in connection with the conversion.  The remaining 81,000 outstanding shares of Series A Preferred was converted on March 31, 2003 into 810,000 shares of common stock in accordance with the terms of the Series A Preferred certificate of designations.

The purchase price for each unit was $5.00 per unit (the “Purchase Price”).  Because each share of Series B Preferred is convertible, initially, into ten shares of Common Stock, the effective purchase price was $0.50 for each share of Common Stock purchased.  The Warrant gives the holder the right, until seven years after the issuance of the Warrant, to purchase two shares of Common Stock at a purchase price of $0.50 per share.  Neither the Series B Preferred nor the Warrants have been registered under the Securities Act of 1933.  Therefore, they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Series B Preferred has a liquidation preference over Common Stock equal to two times the Purchase Price plus any accrued and unpaid dividends.  If not previously converted, the Series B Preferred will begin to accrue dividends on April 1, 2004 at an annual rate equal to 8% of the Purchase Price per year.  In addition, if not previously converted into Common Stock, the Series B Preferred will be subject to redemption at the option of the Company on March 31, 2007 at a redemption price equal to the Series B Preferred liquidation preference amount.  If the Company fails to redeem the Series B Preferred on that date, the holders of the Series B Preferred become entitled to elect a majority of the board of directors.  Notwithstanding the foregoing, directors elected by virtue of the voting rights of the Series B Preferred would have to recuse themselves from any vote to redeem all or a portion of the Series B Preferred.

As stated, the Series B Preferred is initially convertible into 10 shares of Common Stock for each share of the Series B Preferred.  This conversion ratio, however, is subject to anti-dilution adjustment if the Company issues any capital stock (or securities exercisable for or convertible into capital stock) for a per share price less than the then current conversion price of $0.50 per share, except for issuances pursuant to the Company’s stock option plan and certain other issuances to business partners.  The anti-dilution adjustment will be made on a full-ratchet basis.  The price anti-dilution protection will not apply until the Company’s stockholders ratify the authorization of the Series B Preferred.

The purchasers of the Series B Preferred may voluntarily convert the Series B Preferred at any time.  The Series B Preferred will be automatically converted if (i) the Company meets either Conversion Milestone defined below, or (ii) holders of 2/3 of the outstanding shares of the Series B Preferred agree to convert.  In either event, however, an automatic conversion will only occur if a registration statement covering the resale of the shares issuable upon conversion is in effect at that time. “Conversion Milestone” shall mean either (a) the Company’s pretax earnings from ongoing operations are equal to or greater than $6 million in the aggregate in any four consecutive fiscal quarters as determined in accordance with United States Generally Accepted Accounting Principles (“GAAP”) as applied by the Company on the date when the Series B Preferred was first issued and the closing trading price of the Company’s Common Stock is equal to or greater than $2.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares after the filing date hereof) for ten consecutive Trading Days (as defined below), or (b) the closing of a “firm commitment” underwritten public offering of Common Stock in which the public offering price per share of Common Stock is at least equal to 3 times the then-applicable conversion price for the Series B Preferred and which offering results in gross proceeds to the Company of not less than $15 million.  “Trading Day” shall mean a business day on which at least 50,000 shares of Common Stock are traded on the principal United States securities exchange or automated quotation system on which such security is listed or traded.

The Company agreed to file a registration statement By April 30, 2003 on Form S-3 (or Form S-1 if Form S-3 is unavailable) to cover the resale of the shares of Common Stock issuable upon conversion of the Series B Preferred and the shares of Common Stock issuable upon exercise of the Warrants.  The Company also agreed to use its best efforts to have the registration statement declared effective and maintain the effectiveness of the registration statement until the earlier of (a) the later of (i) two years after all of the Warrants have been redeemed or exercised, or (ii) two years after all of the Series B Preferred has been converted, or (b) six years from the closing date. In addition, the Company granted the purchasers of the Series B Preferred piggy-back registration rights on any other registration statement filed by the Company (other than on Forms S-8 or S-4).  The Company is not, however, obligated to register or qualify the resale of the shares of Common Stock issuable upon conversion of the Series B Preferred and the shares of Common Stock issuable upon exercise of the Warrants under the laws of the various states, unless specifically requested by the purchasers of the Series B Preferred.  The Company agreed to bear all expenses of each registration, including the costs of one special counsel to the purchasers of the Series B Preferred.

If the Company fails to file a resale registration statement with the SEC within 30 days of the closing, fails to have the registration statement declared effective within 90 days of the closing or thereafter fails to maintain the effectiveness or currency of the registration statement (except during a Blackout Period), then the Company will compensate the purchasers of the Series B Preferred for the delay in an amount equal to 1% of the purchase price paid by such purchasers for each month of delay (pro-rated to the day).  This compensation may, at the option of the Company, be issued in shares of Common Stock at the then fair market value. This compensation will be the exclusive remedy for the purchasers of the Series B Preferred for the Company’s failure to obtain or maintain the effectiveness of any particular registration statement after exercising its best efforts.

The Company may impose blackout periods with respect to the use of the registration statement in an aggregate amount of time not to exceed 25 business days in any 12-month period if the Company’s board of directors determine in good faith that (a) an amendment or supplement to a registration statement is required to correct a material misstatement or to include information the absence of which would render the registration statement materially misleading and (b) the filing of such amendment or supplement would result in the disclosure of information that the Company has a bona fide business purpose for preserving as confidential. The Company may not issue more than four blackout periods in any 12-month period.  The Company agreed to notify the purchasers of the Series B Preferred of blackout periods but the purchasers are not required to notify the Company of any sales if no blackout is in effect.  The registration rights are embodied in an investor rights agreement that contains customary terms and conditions, including cross-indemnities.

The Series B Preferred Stock financing included cash proceeds of $2,000,000 plus the conversion of $500,000 of the Company’s Senior Convertible Subordinated Debt that was issued on September 28, 2002.  The remaining Senior Convertible Subordinated Debt of $500,000 was repaid out of the proceeds of this financing and as of March 31, 2003 the Company is debt free.  Aggregate transaction costs of $90,000 representing legal, accounting and registration fees were incurred bringing the net proceeds, after  repaying the Subordinated Debt and transaction costs, to $1,410,000.

Senior Subordinated Convertible Debt:

On September 30, 2002, the Company issued $1 million of Senior Subordinated Convertible Notes to certain existing investors in the Company in a private offering.  These notes are convertible into equity, at the lenders’ option upon the closing of, and on the same terms as, the next equity financing in which the Company raises at least $1,000,000.  The loan has a term that extends until the earlier of July 1, 2004 or two business days following the closing of an equity financing described above and pays interest at a rate of 10% per year.  In addition, the lenders received an aggregate of 50,000 warrants granted at the closing of the loan and will receive an aggregate of an additional 20,000 warrants per month until such time as the loan is fully repaid or converted into equity.   The warrant is exercisable at $1.75 per share and is callable by the Company if the market price of the Company’s common stock closes at or above $5.00 per share for 10 consecutive trading days.  The initial 50,000 warrants granted at closing were valued at $11,858 using the Black-Scholes valuation method creating an unamortized discount on the Senior Subordinated Convertible Notes.  The unamortized discount will be amortized to interest expense over the term of the note.  As of December 31, 2002, we have accrued an additional 60,000 warrants to cover the three months of October, November and December.  Using the Black-Scholes valuation method, the additional warrants were valued at $14,400 and recorded as interest expense.

On March 31, 2003, $500,000 of the Senior Subordinated Convertible Debt was converted to Series B Preferred Stock and the remaining $500,000 was repaid out of the proceeds of the Series B Preferred Stock financing as described above.

The 25,000 warrants granted on the $500,000 of Senior Subordinated Convertible Debt, which were converted into Series B Preferred Stock, were cancelled effective March 31, 2003.  The remaining 25,000 warrants granted on the $500,000 of Senior Subordinated Debt that was repaid are still active and outstanding.  In addition, the Company granted 60,000 warrants on March 31, 2003 to the holders of the Senior Subordinated Debt that were repaid representing the warrants earned for the period October 1, 2002 through March 31, 2003.

Other Warrants Issued:

On July 3, 2001, the Company issued warrants to purchase of up to 60,000 shares of common stock to Piedmont Consulting, Inc. (“Piedmont”) under the terms of a Consulting Agreement.  The warrants are exercisable at $1.15 per share and expire in two years.  The Company agreed to grant Piedmont certain rights for the registration under the Securities Act of 1933, as amended, of these shares.

On October 12, 2001, the Company issued warrants to purchase up to 12,000 shares of common stock to Selling Dynamics, L.L.C. in partial payment for consulting services.  The warrants are exercisable at $1.00 per share and expire in 2 years.

On November 11, 2002, the Company issued warrants to purchase up to 47,250 shares of common stock to Satterfield & Associates in partial payment for recruiting services in connection with the hiring of John Larkin, Centiv’s newly hired President and Chief Executive Officer.  The warrants are exercisable at $1.00 per share and expire in 5 years.  Using the Black-Scholes valuation method, the warrants were valued at $7,607 and recorded as interest expense.

In each case the warrants issued were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, no public sale having been involved.

Securities Authorized for Issuance Under Equity Compensation Plan:

As of December 31, 2002, the Company maintains a 1997 Stock Option Plan covering 1,500,000 shares of the Company’s Class A Common Stock (the “Plan”), that may be granted to employees, officers, directors, and certain consultants or advisors to the Company (See Note 10 to Consolidated Financial Statements).  This compensation plan has been approved by the Company’s shareholders.

Pursuant to the offer made to John Larkin as President and Chief Operation Officer of Centiv, 1,423,000 options were granted on October 28, 2002 outside of the Stock Option Plan.  The vesting period of the options include 85,000 shares vesting immediately and the remaining vest over a six-year period.  There are provisions to accelerate the vesting period if certain revenue targets are achieved in 2003 and 2004.  This compensation plan was not previously approved by the Company’s shareholders as it was part of an employment offer to hire.

Below is a table summarizing the securities authorized for issuance under equity compensation plans as of December 31, 2002:

Plan Category	Securities to be Issued upon Exercising of Options	Weighted Average Exercise Price of Outstanding Options	Securities Available for Future Equity Compensation
Previously Approved Plans	1,105,462	$1.06	357,038
Not Previously Approved Plans	1,423,000	$1.00	0
Total	2,528,462	$1.02	357,038

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL AND OPERATING DATA

The financial information presented below represents selected historical data for the Company.  The following selected financial and operating data presented by the Company should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”  The financial results of the Calgraph Business, Channels Business, and Technology Systems Business have been reflected as discontinued operations and the prior year financial statements have been restated to conform to the December 31, 2002 presentation.

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Statement of Operations Data:
Net Sales	$25,508	$12,432	$15,242	$16,922	$8,134
Cost of goods sold	20,962	9,982	12,749	12,271	5,941
Gross profit	4,546	2,450	2,493	4,651	2,193

Operating expenses:
Selling, general and Administrative	5,390	4,309	3,872	2,255	1,199
Depreciation	570	313	100	88	50
Restructuring charges	87	—	—	445	—
Operating income (loss)	(1,501)	(2,172)	(1,479)	1,863	944

Loss on repurchase of stock	1,492	—	—	—	—
Interest expense (income)	(104)	872	375	157	37
Income (loss) before taxes	(2,889)	(3,044)	(1,854)	1,706	907

Provision (benefit) for income taxes	49	787	(609)	731	380

Income/(Loss) from continuing operations	(2,938)	(3,831)	(1,245)	975	527

Gain/(loss) from discontinued operations, net of tax	380	(3,068)	(1,089)	(8,093)	(436)

Net income (loss)	$(2,558)	$(6,899)	$(2,334)	$(7,118)	$91

Effect of beneficial conversion feature of preferred stock	(810)	—	—	—	—

Net loss attributable to common stockholders	$(3,368)	$(6,899)	$(2,334)	$(7,118)	$91

Basic and diluted weighted average shares outstanding	4,894,152	4,976,024	6,130,366	6,161,664	5,889,459

Basic and diluted loss applicable to common shares:
Continuing operations	$(0.77)	$(0.77)	$(0.20)	$0.16	$0.09
Discontinued operations	0.08	(0.62)	(0.18)	(1.32)	(0.07)
Net income (loss)	$(0.69)	$(1.39)	$(0.38)	$(1.16)	$0.02

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Balance Sheet Data:
Working capital (deficit)	$783	$(2,201)	$2,461	$9,289	$11,821
Net assets, discontinued operations	0	906	16,031	14,665	16,917
Total assets	6,388	9,144	35,270	37,340	37,156

Total debt	990	795	12,847	4,264	720
Shareholders’ equity
Due from stockholders	(267)	(2,366)	(1,941)	(1,780)	(608)
Paid-in capital	21,755	19,623	19,526	22,563	22,563
Accumulated deficit	(20,013)	(16,645)	(9,746)	(7,412)	(293)
Total stockholders’ equity	$1,475	$612	$7,839	$13,371	$21,662

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related notes.

Overview

We are a developer and provider of Web-enabled point-of-purchase (POP) solutions for consumer goods manufacturers and multi-location retailers.  Our Instant Impact solution allows marketing managers, brand managers and retailers to create, edit and schedule delivery of customized POP signage, using field-editable sign templates created and/or approved by manufacturers. Instant Impact POP signage is print quality and digitally produced for the unique requirements of each retail location, allowing users to target specific consumer segments at the POP and accumulate quantitative data for analysis and feedback on the success of their in-store or on-premise marketing campaigns. Our products allow a user access to an information database for selecting sign templates approved or created by manufacturers, input data for the sign templates and select signage products for production of the sign templates. Our Internet-based user interface is clear, flexible, user-friendly and changeable to allow control of the message at a corporate or local store level. Instant Impact signage can either be printed in a Centiv print center, or an industry-standard print-formatted file can be delivered via the Internet to any print provider in the world.  We believe that our Instant Impact solution improves marketing results (due to improved signage utilization, customization and images), provides measurable marketing feedback, reduces signage lead time, allows for distribution of brand identity while protecting the integrity of that identity and reduces the costs associated with in-store and on-premises custom signage.

The roots of Centiv’s introduction to the custom POP segment were formed in 1998 when we partnered with Anheuser-Busch (A-B) to design, configure, deliver and implement a proprietary A-B POP signage system in over 730 A-B wholesale distributors in the United States and 16 foreign countries. This led to a relationship with Anheuser-Busch pursuant to which we have installed a POP system for A-B allowing distributors to access that system to create custom signage using templates created by A-B.  In addition, as part of our agreement, Centiv maintained rights to supply consumable print materials to these distributors supported by an in-house call center service. As a result of our exposure to the custom signage business Centiv invested in the development of a web- based platform for the collaborative versioning of POP signage.  Beginning in 2001, Centiv began the commercialization of Instant Impact.   In December 2002, A-B notified Centiv that upon its expiration on March 31, 2003, Centiv will no longer be the preferred supplier for various consumables of the system and our preferred supplier technical support agreement will not be renewed.  Our activities with A-B and its distributors will terminate upon the expiration of the agreement.

Sales to A-B and its wholesale distributor network were $24.9 million during 2002.  With the termination of the preferred supplier and support agreement effective March 31, 2003, we expect that the sales to A-B and the wholesale distributor network will decline substantially during 2003 and be fully eliminated after March 31, 2003.  We do not believe that sales from our Instant Impact product will be sufficient to replace the sales lost from A-B and its wholesale distributor network during 2003.  In response to this, we have undertaken a downsizing of our operations and have reduced our headcount and other operating expenses to a level that we believe will enable us to continue to operate our business.  Although there can be no assurance that we will be able to offset this loss of revenue sufficiently by cutting expenses or increasing revenue from other sources, we believe the actions taken, along with capital raised with the sale of the Series B Preferred Stock, will provide adequate financing through at least the end of April 2004.

Although Centiv valued its relationship with A-B, the contract did not include the Instant Impact web-based process for POP design and delivery.  The A-B relationship was part of the legacy business model as a wholesaler of digital printing hardware and provider of consumable printing materials. The A-B relationship had never involved the use of Instant Impact™.  As a result, A-B’s decision in no way reflects upon the relevancy and viability of this innovative service going forward.  Despite the revenue impact of losing our supply relationship with A-B, the net contribution impact was negligible. After a prudent assessment of our overhead costs and spending, we determined how to defer or reduce ongoing expenses in order to minimize the financial impact of this event.

Although no single customer accounted for more than 10% of the sales for the years ended December 31, 2002 and 2001, on a combined basis, however, distributors affiliated with Anheuser-Busch accounted for approximately 97% and 99% of the sales.  For the year ended December 31, 2000, Anheuser-Busch accounted for 97% of net sales.   International sales were insignificant for the years ended December 31, 2002, 2001 and 2000.

Prior to focusing on the Centiv POP Business in 2001, Centiv operated three other business units in addition to the Centiv POP Business:

• CalGraph Business: Formerly a wholly owned subsidiary of the Company, CalGraph Technology Services, Inc. was a provider of on-site service and preventative maintenance services specializing in wide-format printing devices.  CalGraph’s U.S. and Canadian service operations included field service technicians, customer support call center, component repair and refurbishment facilities and parts logistics.  The Company sold this business effective January 31, 2002 and it is reflected as Discontinued Operations in the Summary of Selected Financial Information and Selected Financial Information.

• Channels Business : Prior to divestiture by  the Company, the Channels Division specialized in the value-added wholesale distribution of computer graphics technologies throughout North America. The Company sold this business effective December 31, 2001 and it is reflected as Discontinued Operations in the Summary of Selected Financial Information and Selected Financial Information.

• Technology Systems Business:  Prior to divestiture by the Company, the Technology Systems Division designed, assembled and sold  custom or “made-to-order” premium services or workstations and related technology to value added resellers, vertical market computer resellers, corporations, universities and government agencies.  The Company sold the business effective October 31, 2000 and it is reflected as Discontinued Operations in the Summary of Selected Financial Information and Selected Financial Information.

Results of Operations

Net sales reflect the sale of the Company’s products, net of allowances for returns and other adjustments.  Sales are generated from the sale of products, supplies and services primarily in the United States.  The web-based Instant Impact product has the following revenue components:  One-time set-up fees, template design and product configuration fees, user training fees and print services fees.  Revenue is recognized when the service has been performed or in the case of the printing when the product has been shipped.

Cost of goods sold consists primarily of product costs, freight charges, direct costs and associated overhead with providing services performed by the Company for its customers.

A large portion of our operating expense is relatively fixed.  Since we do not obtain long-term purchase orders or commitments from our customers, we must anticipate the future volume of orders based upon historical purchasing practices.  Cancellations, reductions or delays in orders by a customer or group of customers could have a material adverse effect on our business, financial condition and results of operations.

Selling, general and administrative (SG&A) expenses include costs for sales representatives, marketing and advertising of our products, training, warehouse costs, information technology, corporate and administrative functions, employee benefits, and facility costs.

Depreciation expense reflects the cost of associated with expensing property and equipment purchases over the useful life of the asset.  Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which generally range from 3 to 7 years.

Interest expense (income) includes costs and expenses associated with working capital indebtedness and interest on the Convertible Sub Debt , offset by interest income associated with loans to shareholders.

In previous years, we operated four business units:  Channels, Centiv POP, CalGraph and Technology Systems.  As discussed above, the Technology Systems Business was sold as of October 31, 2000, the Channels Business was sold as of December 31, 2001 and the CalGraph Business was sold effective January 31, 2002.  We now have a single business segment, Centiv.  The financial results of the Channels, CalGraph and Technology Systems Businesses have been reflected as discontinued operations as these business units have been divested.  The prior years financial statements have been restated to conform to the December 31, 2002 presentations.

Critical Accounting Matters

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates on historical experience and other assumptions, which it believes are reasonable.  If actual amounts are ultimately different from these estimates, the revisions are included in the Company’s results of operations for the period in which the actual amounts become known.

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and when different estimates than management reasonably could have used have a material impact on the presentation of the Company’s financial condition, changes in financial condition or results of operations.

The Company’s critical accounting policies are described below:

Revenue Recognition and Accounts Receivable:

The Company recognizes revenue upon the shipment of its products to the customer provided that the Company has received a signed purchase order, the price is fixed, title has transferred, product returns are reasonably estimable, collection of resulting receivable is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations.

The Company establishes reserves for customer accounts receivable balances that are potentially uncollectible.  The methods used to estimate the required allowance are based on several factors including the age of the receivables, the historical ratio of actual write-offs to sales, and projected write-offs.  These analyses take into consideration economic conditions that may have an impact on a specific industry, group of customers, or a specific customer.  The reserves could be materially different if economic conditions change or actual results deviate from historical trends.

Inventory Reserves:

The Company establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory.  Inventories are stated at the lower of cost or market.  The Company accounts for the inventory on the first-in, first-out (FIFO) method of inventory costing.

The Company records provisions for inventory shrinkage based upon historical experience to account for unmeasured usage or loss.  Actual results differing from these estimates could significantly affect the Company’s inventories and cost of goods sold.

The Company records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  Actual product demand or market conditions could be different than projected by management.

Valuation Allowance of Deferred Tax Assets

The Company maintains a valuation allowance with respect to deferred tax assets.  The Company establishes a valuation allowance based upon potential likelihood of realizing the deferred tax asset and taking into consideration the companies current financial position and results of operations for the current and preceding years.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-back or carry-forward period under the tax law.

Changes in circumstances, such as the company generating taxable income, could cause a change in judgement about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Other:

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements.  Policies relating to revenue recognition, fair value of financial instruments, depreciation, long-lived assets, income taxes and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board, Securities and Exchange Commission, etc.  Although no specific conclusions reached by these authorities appear likely to cause a material change in the Company’s accounting policies, outcomes cannot be predicted with confidence.  Also see Note 2 to the Company’s Consolidated Financial Statements, which provide a summary of the Company’s significant accounting policies.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001.

Net Sales from continuing operations.  Net sales increased $13.1 million, or 105%, to $25.5 million for the year ended December 31, 2002 compared to $12.4 million for the year ended December 31, 2001.  The increase is attributable primarily to $11 million of revenue relating to the large-scale equipment upgrade for A-B and their distributors.  The equipment is used to produce locally customized Point of Purchase (POP) signage.  The sales of consumables used to produce the signage increased 14% or $1.4 million over prior year primarily due to increased demand.  The remaining growth in revenue was attributable to the new Instant Impact product with sales in excess of $0.6 million. Our sales to A-B and its distributors will terminate upon the expiration of our preferred supplier technical support agreement on March 31, 2003.

Gross Profit from continuing operations.  Gross profit from continuing operations increased 86% or $2.1 million for the year ended December 31, 2002 to $4.5 million as compared to $2.4 million for the year ended December 31, 2001.  Lower gross margins on the Anheuser-Busch equipment upgrade reduced the overall gross profit percentage by 1.9 percentage points to 17.8% for the year ended December 31, 2002 compared to 19.7% for the year ended December 31, 2001.  Gross margins on the remaining business averaged 25.0%, which is an improvement of 5.3% points over prior year. Excluding the equipment upgrade, the margin improvement was attributable to the web based sales as well as the technical support call center now being handled directly by Centiv instead of being outsourced to another entity.

SG&A Expenses from continuing operations.  SG&A expenses from continuing operations increased $1.1 million or 25% to $5.4 million for the year ended December 31, 2002 compared to $4.3 million for the year ended December 31, 2001.  The increase in SG&A expenses over the prior year is primarily from administrative costs that due to the divestitures of the other businesses are now being absorbed entirely by Centiv.  In addition, the SG&A expenses included $260,000 for 2002 relating to legal expenses associated with the termination of the Encad supply agreement, defense of the Centiv trademark, and costs associated with reincorporation of the Company from Georgia to Delaware. Centiv purchased inks from Encad that were used in the Anheuser Busch system.   Encad’s termination of the agreement coincided with the announcement that another supplier was selected for the large equipment upgrade.

Depreciation Expense from continuing operations.  Depreciation expense increased $257,000 to $570,000 for the year ended December 31, 2002, as compared to $313,000 for the year ended December 31, 2001.  The increase in depreciation expense relates to the Company’s implementation of a new enterprise wide software package as well as the cost of the new online Instant Impact POP system.

Restructuring Charges.  As a result of the termination of the preferred supplier and support agreement with Anheuser Busch, the Company has reduced headcount and other operating expenses.  Accordingly, $87,000 has been charged to operations in 2002 consisting of $75,000 for severance costs for reductions in staff and $12,000 relating to early lease termination cost.

Loss on Repurchase of Stock.  The Company repurchased 806,983 shares of common stock in exchange for an outstanding loan plus accrued interest of $2.3 million from the prior Chief Executive

Officer.  The shares repurchased have been put into the Company’s treasury stock using the closing market price of the stock of $0.94 per share.  The difference between the outstanding loan balance and the Treasury Stock resulted in a non-cash charge of $1.5 million.

Interest Income (Expense).  Net interest income (expense) from continuing operations improved $976,000 from interest expense of $872,000 in 2001 to interest income of $104,000 in 2002.   The improvement in interest income is due to the lower borrowings in 2002 compared to 2001.  In addition, the interest income is a result of the interest on the outstanding loans to shareholders.

Benefit for Income Taxes.  The Company’s effective tax rate from continuing operations was a tax provision of 1.7% for the year ended December 31, 2002 as compared to tax provision of 25.6% for the year ended December 31, 2001.  The Company recorded a valuation reserve against the deferred income tax asset of $2.1 million for the year ended December 31, 2001.  The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization.  At December 31, 2002, the Company had net operating loss carry-forwards of approximately $8.8 million expiring in various years through 2022. The difference between the Company’s effective and statutory tax rates was primarily due to the valuation reserve for the deferred tax asset and state taxes, net of the federal benefit.

Loss from Continuing Operations.  The loss from continuing operations decreased $0.9 million to a loss of $2.9 million for the year ended December 31, 2002 compared to a loss of $3.8 million for the year ended December 31, 2001. The decrease in the net loss is attributable primarily to the improvement in gross profit as well as a reduction in interest expense.

Discontinued Operations.  The Company had net income from discontinued operations of $380,000 for the year ended December 31, 2002 compared to a loss of $3.1 million for the year ended December 31, 2001.  See Note 15 of the Notes to Consolidated Financial Statements for a description and breakdown of the discontinued operations.

The income from discontinued operations for the year ended December 31, 2002 of $380,000 is comprised of an after-tax gain on the sale of the net assets of Calgraph Technology Services, Inc. of $488,000 and a loss from operations of $108,000.

The loss from discontinued operations for the year ended December 31, 2001 of $3.1 million is comprised of a loss from operations of the Channels Business of $0.7 million and a loss on the sale of the Channels Business of $2.4 million.  The loss on the sale of the Channels Business included the write off of goodwill of $1.9 million and the write off of the deferred tax asset of $184,000 for the year ended December 31, 2001.  Below is a breakdown of the discontinued operations for the years ending December 31, 2001 and 2000:

	Year ending December 31, 2001
(In Thousands)	Channels	CalGraph	Total
Net sales	$48,403	$8,074	$56,477
Gain (loss) from operations before income taxes	(722)	9	(713)
Gain (loss) on sale of Business	(2,175)	—	(2,175)
Provision (Benefit) from income taxes	184	(4)	180
Gain (loss) from discontinued operations	$(3,081)	$13	$(3,068)

Net Loss.  Net loss decreased $4.3 million to a net loss of $2.6 million for the year ended December 31, 2002 compared to a net loss of $6.9 million for the year ended December 31, 2001.  The  reduction in the net loss is attributable to the higher sales / gross profit and lower interest expense, partially offset by the $1.5 million of other expense associated with the repurchase of the treasury stock.

Beneficial Conversion Feature of Preferred Stock.   The Company recorded a beneficial conversion feature on the convertible preferred stock and warrants based on the fair value of the common stock of $1.00 per share as of the date of commitment. The warrants with an exercise price of $1.50 per share, were valued at $810,000 using the Black-Scholes valuation method. The beneficial conversion feature was calculated to be $810,000 at the commitment date of March 28, 2002 and has been recorded as Additional Paid in Capital. Since the preferred shares are convertible immediately, the entire amount of the beneficial conversion feature has been accreted into the Accumulated Deficit at March 31, 2002.

Basic and Diluted Income (Loss) Applicable to Common Shares.  Loss applicable to common shares for the year ended December 31, 2002 of $0.77 per share is flat with prior year.  The loss for the year ended December 31, 2002 included a loss of $0.17 per share relating to the beneficial conversion feature of the preferred stock (see Note 9). The net income (loss) applicable to common shares from discontinued operations improved $0.70 per share from a loss of $0.62 per share for the year ended December 31, 2001 to income of $0.08 for the year ended December 31, 2002.

Year Ended December 31, 2001 Compared With Year Ended December 31, 2000.

Net Sales from continuing operations.  The Centiv POP Business net sales decreased $2.8 million, or 18.4%, to $12.4 million for the year ended December 31, 2001 compared to $15.2 million for the year ended December 31, 2000.  The decline is attributable to $4.2 million of equipment sold in the fourth quarter of 2000.  This was a one-time equipment upgrade of several customers’ POP systems used in the printing of custom signage.  Excluding the $4.2 million equipment upgrade, the Centiv Business sales grew $1.4 million or 12.6%, to $12.4 million for the year ended December 31, 2001 compared to $11.0 million for the year ended December 31, 2000.

Gross Profit from continuing operations.  Despite the revenue decline of $2.8 million, gross profit for the Centiv POP Business decreased only $43,000 or 1.7%, to $2.45 million for the year ended December 31, 2001 compared to $2.49 million for the year ended December 31, 2000.  Gross profit as a percentage of sales for the Centiv POP Business increased to 19.7% for the year ended December 31, 2001 compared to 16.4% for the year ended December 31, 2000.  The increase in gross profit as a percentage to sales is attributable to the lower margin equipment upgrade program that occurred during 2000 as well as higher margin product sales for the year ended December 31, 2001.

SG&A Expenses from continuing operations.  SG&A expenses from continuing operations increased $437,000, or 11%, to $4.3 million for the year ended December 31, 2001 compared to $3.9 million for the year ended December 31, 2000.  SG&A expenses as a percentage of sales were 34.7% and 25.4% for the years ended December 31, 2001 and 2000, respectively.  SG&A expenses for the period ending December 31, 2001 include expenses of approximately $2.2 million relating to the product launch of Centiv’s web enabled custom signage order entry and fulfillment system.

Depreciation Expense from continuing operations.  Depreciation expense from continuing operations increased $212,000, or 212%, to $312,000 for the year ended December 31, 2001, compared to $100,000 for the year ended December 31, 2000.  The increase is due to new financial software package and the web enabled customer signage order entry and fulfillment center that was placed in operation during 2001.

Interest Expense.  Net interest expense from continuing operations increased $497,000 to $872,000 for the year ended December 31, 2001 compared to $375,000 for the year ended December 31, 2000.  The increase in interest expense relates to the Company having a higher average bank debt for the year ended December 31, 2001 compared to the average bank debt for the year ended December 31, 2000.  However, the Company reduced the bank debt to $795,000 as of December 31, 2001 from $11.1 million as of December 31, 2000 due to strong working capital management as well as using the proceeds from the sale of the Channels Business.  During the year ended December 31, 2001, the Company also paid off a $1.8 million note issued to certain dissenting shareholders in connection with the settlement of a dissenters’ claim in 2000.  Interest expense for 2002 was significantly reduced due to the pay down of the bank debt and the pay off of the dissenter’s note payable during 2001 as well as the private capital investment of $2.2 million, which occurred during the first quarter of 2002.

Benefit for Income Taxes.  The Company’s effective tax rate from continuing operations was a tax provision of 25.8% for the year ended December 31, 2001 as compared to tax benefit of 32.8% for the year ended December 31, 2000.  The Company recorded a valuation reserve against the deferred income tax asset of $2.1 million for the year ended December 31, 2001.  The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization.  At December 31, 2001, the Company had net operating loss carry-forwards of approximately $5.3 million expiring in various years through 2021. The difference between the Company’s effective and statutory tax rates was primarily due to the valuation reserve for the deferred tax asset, the amortization of non-deductible goodwill and to state taxes, net of the federal benefit.

Loss from Continuing Operations.  Loss from continuing operations increased $2.6 million to a loss of $3.8 million for the year ended December 31, 2001 compared to a loss of $1.2 million for the year ended December 31, 2000.  This increase is attributable to the valuation reserve of $2.1 million for the Company’s net loss carry forward recorded for the year ended December 31, 2001, an increase in depreciation expense of $212,000 during 2001 and an increase in interest expense of $497,000 during 2001.

Discontinued Operations.  Net sales from discontinued operations decreased $32.2 million, or 36%, to $56.5 million for the year ended December 31, 2001 compared to $88.7 million for the year ended December 31, 2000.  Of the decrease of $32.2 million in net sales, $24.5 million relates to the Channels Business which was sold on December 31, 2001,  $6.7 million relates to the Technology Systems Business which was divested on October 31, 2000, and $1.0 million relates to the CalGraph Business which was sold January 31, 2002.

The loss from discontinued operations for the year ended December 31, 2001 of $3.1 million is comprised of a loss from operations of the Channels Business of $0.7 million and a loss on the sale of the Channels Business of $2.4 million.  The loss on the sale of the Channels Business included the write off of goodwill of $1.9 million and the write off of the deferred tax asset of $184,000 for the year ended December 31, 2001.

Below is a breakdown of the discontinued operations for the years ending December 31, 2001 and 2000:

	Year ending December 31, 2001
(In Thousands)	Channels	CalGraph	Technology Systems	Total
Net sales	$48,403	$8,074	$—	$56,477
Gain (loss) from operations before income taxes	(722)	9	—	(713)
Gain (loss) on sale of Business	(2,175)	—	—	(2,175)
Provision (Benefit) from income taxes	184	(4)	—	180
Gain (loss) from discontinued operations	$(3,081)	$13	$—	$(3,068)

	Year ending December 31, 2000
(In Thousands)	Channels	CalGraph	Technology Systems	Total
Net sales	$72,854	$9,104	$6,747	$88,705
Gain (loss) from operations before income taxes	(2,144)	729	(190)	(1,605)
Gain (loss) on sale of Business	—	—		—
Provision (Benefit) from income taxes	(721)	277	(72)	(516)
Gain (loss) from discontinued operations	$(1,423)	$452	$(118)	$(1,089)

Net Loss.  Net loss increased $4.6 million to a net loss of $6.9 million for the year ended December 31, 2001 compared to a net loss of $2.3 million for the year ended December 31, 2000.  The increase in net loss is attributable to the $2.1 million valuation reserve against the Company’s net operating loss carry forward that was recorded for the year ended December 31, 2001 and the $2.4 million loss on the sale of the Channels Business.

Basic and Diluted Loss Applicable to Common Shares.  Loss applicable to common shares increased $1.01 to a loss of $1.39 for the year ended December 31, 2001 compared to a loss of $0.38 for the year ended December 31, 2000.  The net loss applicable to common shares from continuing operations increased $0.57 to a loss of $0.77 for the year ended December 31, 2001 compared to a loss of $0.20 for the year ended December 31, 2000.  The net loss applicable to common shares from discontinued operations increased $0.44 to a loss of $0.62 for the year ended December 31, 2001 compared to loss of $0.18 for the year ended December 31, 2000.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a combination of cash flows from operations, bank borrowings, equity capital and the net proceeds from the Company’s initial public offering in November 1997.

On March 31, 2003, the Company sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred”) and one warrant to purchase two shares of Common Stock (the “Warrant”), which amounted to 20% warrant coverage.  As part of the private placement, the holders of $500,000 of the outstanding

Convertible Subordinated Debt converted into Series B Preferred on the same terms.  The remaining $500,000 was repaid in full from proceeds of this offering.  In addition, the Company issued an additional 270,000 shares of Series B Preferred in conversion of 135,000 of its outstanding Series A Convertible Preferred Stock (the “Series A Preferred”). No Warrants were issued in connection with the shares of Series B Preferred issued in exchange for the Series A Preferred.  In addition, the warrants to purchase Series A Preferred held by the Series A Preferred investors were cancelled with no value in connection with the conversion.  The remaining 81,000 outstanding shares of the Series A Preferred was converted on March 31, 2003 into 810,000 shares of common stock in accordance with the terms of the Series A Preferred certificate of designations.

The purchase price for each unit was $5.00 per unit (the “Purchase Price”).  Because each share of Series B Preferred is convertible, initially, into ten shares of Common Stock, the effective purchase price was $0.50 for each share of Common Stock purchased.  The Warrant gives the holder the right, until seven years after the issuance of the Warrant, to purchase two shares of Common Stock at a purchase price of $0.50 per share.  Neither the Series B Preferred nor the Warrants have been registered under the Securities Act of 1933.  Therefore, they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements (see Note 17 to Notes of Financial Statements).

The Series B Preferred Stock financing included cash proceeds of $2,000,000 plus the conversion of $500,000 of the Company’s Senior Convertible Subordinated Debt that was issued on September 28, 2002.  The remaining Senior Convertible Subordinated Debt of $500,000 was repaid out of the proceeds of this financing and as of March 31, 2003 the Company was debt free.  Aggregate transaction costs of $90,000 representing legal, accounting and registration fees were incurred bringing the net proceeds, after repaying the Subordinated Debt and transaction costs, to $1,410,000.

The net proceeds to the Company from the sale of the Series B Preferred Stock will be used for working capital and to finance the operations of the Company.

With the termination of the preferred supplier and support agreements with Anheuser-Busch, the credit facilities with Cole Taylor Bank were terminated effective March 31, 2003.

Sales to A-B and its wholesale distributor network were $24.9 million during 2002.  With the termination of the preferred supplier and support agreement effective March 31, 2003, we expect that the sales to A-B and the wholesale distributor network will decline substantially during 2003 and be fully eliminated after March 31, 2003.  We do not believe that sales from our Instant Impact product will be sufficient to replace the sales lost from A-B and its wholesale distributor network during 2003.  In response to this, we have undertaken a downsizing of our operations and have reduced our headcount and other operating expenses to a level that we believe will enable us to continue to operate our business.  Although there can be no assurance that we will be able to offset this loss of revenue sufficiently by cutting expenses or increasing revenue from other sources, we believe the actions taken, along with capital raised with the sale of the Series B Preferred Stock, will provide adequate financing through at least the end of April 2004.

On December 31, 2002, the Company had $1.3 million in cash and working capital of $783,000 compared to $228,000 in cash and negative working capital of $2.2 million on December 31, 2001.

Cash flow for 2002:

For the year ended December 31, 2002, the Company used $2.0 million in cash from operating activities.  The cash used was primarily a result of working capital requirements.  Specifically, accounts receivable increased $699,000 due to the shipments of the A-B equipment upgrade in the fourth quarter and the payment of accounts payable/accrued expenses of $1.2 million. The accounts payable/accrued expense cash usage was primarily from the payment of transaction costs as well as other payments relating to vendor settlements associated with the sale of the Channels Business.  The Company had non-cash items affecting the operating cash flows for the year ended

December 31, 2002 of $1.8 million consisting primarily of $1.5 million for the loss on the repurchase of treasury stock and $570,000 of depreciation expenses, partially offset by $488,000 for the gain on sale of the Calgraph Business.

For the year ended December 31, 2002, the Company generated $919,000 of cash from investing activities.  The Company used $331,000 of cash for the purchase of property and equipment.   Approximately $89,000 of the $331,000 of purchases related to one-time expenditures for splitting the software licenses and computer hardware due to the divestitures of Channels and CalGraph business units.  The remainder of the capital expenditures was primarily for computer and production equipment

For the year ended December 31, 2002, the Company generated cash from financing activities of $2.2 million.    The Company received net proceeds of $2.0 million from the issuance of Series A Preferred Stock in a private equity offering (see Note 9 of the Notes to Consolidated Financial Statements).  The net proceeds were used to pay-off the bank credit facility of $795,000. In addition, the Company received $1,000,000 from the issuance of convertible subordinated debt (see Note 16 of the Notes to Consolidated Financial Statements).

In September 2002, the Company entered into a supplemental credit facility with Cole Taylor Bank.  The supplemental credit facility provided up to $5.2 million in purchase order financing.  This facility was used to finance the inventory requirements for the large-scale equipment upgrade for Anheuser Busch and its wholesalers. The Company had borrowings of $5.2 million under this financing and had repaid all of the borrowings.   The Company had no borrowings under this facility as of December 31, 2002.  In light of the expiration of the Anheuser-Busch preferred supplier and technical support agreement, this facility was terminated by Cole Taylor Bank effective March 31, 2003.

Cash flow for 2001:

For the year ended December 31, 2001, the Company generated $7.8 million in cash from operating activities.  Working capital changes from continuing operations generated $3.4 million of cash and net assets of discontinued operations generated $7.2 million of cash.  Accounts receivable from continuing operations generated cash of $4.7 million due to increased sales in the fourth quarter of 2000 that were collected in the first quarter of 2001.  The increase of prepaid expenses and other assets related to an income tax receivable of $0.5 million for the year ended December 31, 2001.  Net assets from discontinued operations generated $7.2 million of cash for the year ended December 31, 2001 due to a reduction in accounts receivable and inventory.  The Company had non-cash items affecting the operating cash flows for the year ended December 31, 2001 of $4.0 million consisting primarily of $2.1 million for the loss on the sale of the Channels Business and a $2.1 million valuation reserve for the Company’s net loss carry forward.

For the year ended December 31, 2001, the Company generated $4.5 million of cash from investing activities.  The Company used $1.5 million of cash for the purchase of property and equipment.  Of the $1.5 million of capital equipment purchases, $0.8 million was for a new state of the art accounting and warehousing package that was implemented during the second quarter of 2001 and $0.6 million was for the development and implementation of the Instant Impact  web-enabled order entry and fulfillment software package.  Cash of $5.9 million was generated from the sale of the Channels Business on December 31, 2001.

For the year ended December 31, 2001, the Company used cash from financing activities of $12.5 million.  The Company’s credit facility was reduced by $10.3 million to $795,000 as of December 31, 2001 from a balance of $11.1 million as of December 31, 2000.  Of the $10.3 million pay down of the credit facility, $4.4 million was repaid through the Company’s operating activities through improved working capital management and $5.9 million was repaid from the proceeds from the sale of the Channels Business on December 31, 2001.  The Company also paid off a $1.8 million note issued to certain dissenting shareholders in connection with the settlement of a dissenters’ claim that was recorded for the year ended December 31, 2000.  The Company no longer has any outstanding liabilities concerning the settlement.

In connection with the sale of the Channels Business, the Company made loans to three former members of the management team involved in the transaction.  The total amount of the loans is $250,000 and will bear an interest rate of 25 basis points over the Company’s current rate on the credit facility.  The principal amount of this loan plus accrued interest shall be due and payable on December 28, 2003.  The Company also recorded interest income of $175,000 on a loan to another shareholder.

Cash flow for 2000:

For the year ended December 31, 2000, the Company used $6.2 million in cash from operating activities.  The cash used in operations resulted primarily from the Company’s net loss of $2.3 million as well as an increase in accounts receivable of $3.9 million offset by accounts payable and accrued expenses of $1.8 million.  The change in accounts receivable was attributable to the timing of sales in the fourth quarter of 2000.  Net assets from discontinued operations used $393,000 of cash from higher inventory balances offset by lower accounts receivable.

For the year ended December 31, 2000, the Company used cash in investing activities of $1.4 million for the purchase of property and equipment, which primarily consisted of capital improvements for new computer equipment and software.

For the year ended December 31, 2000, the Company had cash provided by financing activities of $6.4 million.  Cash was provided from the Company’s credit facility in the amount of $6.8 million and from a note relating to the dissenters’ settlement in the amount of $1.7 million.  The Company used $3.1 million to purchase the dissenters’ shares, which consists of:  (1) a cash payment of $275,000 paid at closing of the dissenters claim; (2) a note in the amount of $1.7 million payable to the dissenters; and (3) the exchange of the net assets of the Tekgraf Systems Division in the amount of $1.1 million.  The Company recorded interest income of $161,000 on a loan to a shareholder for the year ended December 31, 2000.

Impact of Inflation

Management believes that inflation has not had a material impact on the Company’s business, its net sales and revenues or its income (loss) from continuing operations.

Disclosure Regarding Forward-Looking Statements

Safe Harbor For Forward-Looking Statements

This report and statements we or our representatives make contain forward-looking statements that involve risks and uncertainties.  These statements may be found in “Business”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the report.  We develop forward-looking statements by combining currently available information with our beliefs and assumptions. These statements often contain words like “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “seek,” “plan,” “estimate” or similar expressions. Forward-looking statements do not guarantee future performance. Recognize these statements for what they are and do not rely upon them as facts.

Forward-looking statements involve risks, uncertainties and assumptions, including, but not limited to, those discussed below under the caption “Factors That May Affect Future Results” and elsewhere in this report. We make these statements under the protection afforded them by Section 21E of the Securities Exchange Act of 1934, as amended.  Because we cannot predict all of the risks and uncertainties that may affect us, or control the ones we do predict, these risks and uncertainties can cause our results to differ materially from the results we express in our forward-looking statements.

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

Risks Related to Our Company

We have incurred operating losses in five of the past six years.

During fiscal years 1997, 1998, 1999, 2000, 2001 and 2002, we experienced net income (losses) of ($393,337),  $91,167, ($7,118,331), ($2,334,000), ($6,899,000), and ($2,558,000) respectively. We cannot be certain that we will achieve profitability in the future.  If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future.  If we are unable to become profitable, our liquidity could be materially harmed.

Prior to its sale, our Channels Business and CalGraph Business accounted for the majority of our revenues and our Centiv Business revenues are not expected in the near term to replace our revenues from our Channels and CalGraph Businesses.

The Channels Business comprised approximately 71% of our revenue for the year ended December 31, 2001, and more than 70% for each of our two prior fiscal years. The CalGraph Business comprised approximately 12% of our revenue for the year ended December 31, 2001, and more than 10% for each of the two prior fiscal years.  Centiv Business  revenues are not expected to equal or exceed our revenues from the Channels and CalGraph Businesses in the near term, and we will be operating at a loss until the revenues generated by the Centiv Business increase sufficiently to offset its expenses. The sale of the Channels Business and the CalGraph Business significantly reduced our revenues and our total operations. There can be no assurance that we will have sufficient operations and revenue to achieve profitability.

Sales to Anheuser Busch (A-B) and its wholesale distributor network were $24.9 million during 2002.  With the termination of the preferred supplier and support agreement effective March 31, 2003, we expect that the sales to A-B and the wholesale distributor network will decline substantially during 2003 and be fully eliminated after March 31, 2003.  We do not believe that sales from our Instant Impact product will be sufficient to replace the sales lost from A-B and its wholesale distributor network during 2003.  In response to this, we have undertaken a downsizing of our operations and have reduced our headcount and other operating expenses to a level that we believe will enable us to continue to operate our business.  While there can be no assurance that we will be able to offset this loss of revenue sufficiently by cutting expenses or increasing revenue from other sources, we believe the actions taken, along with capital raised with the sale of the preferred stock, will provide adequate financing through at least the end of 2003 and into 2004.

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

Our Centiv Business has not generated significant revenues to date and incurred losses in fiscal years 2000, 2001, and 2002, and we expect these losses to continue into fiscal year 2003.

The Centiv Business was commenced in 1998, has a limited operating history and incurred losses for 2000, 2001 and 2002, although it did make an operating profit in 1998 and 1999. We expect these losses to continue into fiscal year 2003. The Centiv Business will need to achieve greater revenues to achieve profitability. There can be no assurance that we will be successful in increasing revenues of the Centiv Business, or generating acceptable margins, or, if we do, that operation of the Centiv Business will be a profitable business enterprise. If we are unable to achieve significantly greater recurring revenue from our Centiv Business, our losses will likely continue indefinitely. We will likely have to seek additional outside sources of capital for our Centiv Business. There can be no assurance that we will be able to obtain such capital on favorable terms and conditions or at all. If this occurs the market price of our common stock could suffer.

On a combined basis, distributors affiliated with Anheuser-Busch accounted for approximately 97% and 99% of the sales for the year ended December 31, 2002 and 2001, respectively.  For the year ended December 31, 2000, Anheuser-Busch accounted for 97% of net sales.  This relationship will terminate as of March 31, 2003 as Anheuser-Busch has notified us of their intention not to renew our preferred supplier technical support agreement upon its expiration.  There can be no assurance that we will be able to offset this loss of revenue sufficiently by cutting expenses or that we will be able to replace this lost revenue.

Our quarterly and annual sales and financial results have varied significantly in the past, and we expect to experience fluctuations in the future, which means that period-to-period comparisons are not necessarily meaningful or indicative of future performance.

Our sales and operating results have varied, and may continue to vary, significantly from year to year and from quarter to quarter as a result of a variety of factors, including the introduction of new products by competitors, pricing pressures, the timing of the completion or the cancellation of projects, the evolving and unpredictable nature of the markets in which computer products are sold and economic conditions generally or in certain geographic areas in which our customers do business. Furthermore, we may be unable to control spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, we cannot assure you that sales and net income, if any, in any particular quarter will not be lower than sales and net income, if any, in a preceding or comparable quarter or quarters.  As a result of the expiration of our preferred supplier technical support agreement with Anheuser-Busch, our sales in 2003 will likely be substantially lower than previous years.  In addition, sales and net income, if any, in any particular quarter are not likely to be indicative of the results of operations for any other quarter or for the full year.  The trading prices of our securities may fluctuate significantly in response to variations in our quarterly or annual results of operations.

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

We may be unable to obtain additional capital if needed to grow our business, which would adversely impact our business.  If we raise additional financing, you may suffer significant dilution.

Although we expect that our current cash and cash from operations will be sufficient to satisfy our working capital and capital expenditure needs over the next 12 months, if our revenues do not grow to cover our expenses, we will need to seek additional third-party investment in order to provide additional working capital. We cannot be certain that financing from third parties will be available on acceptable terms to us or at all. Our future capital requirements will depend upon several factors, including the rate of market acceptance of our products and services, our ability to expand our customer base and our level of expenditures for sales and marketing. If our capital requirements vary materially from those currently planned, we may require additional financing sooner than anticipated. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. Further, if we issue equity securities, you will experience dilution of your ownership percentage, and the new equity securities may have rights, preferences or privileges senior to those of our common stock.

Many of our competitors have significantly greater resources than we do and may be able to respond more quickly to new or emerging technologies and changes in customer requirements.

While Centiv does not have any direct competition today for its entire range of products, there are certain potential competitors who are focused on portions of the Centiv products and could represent competition at some future date.  Companies that represent potential competition in the Corporate POP market include Insignia Systems, Inc. (Nasdaq:  ISIG) and Catalina Marketing (NYSE:  POS).

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

Although we have made applications, we have no current patents, and our success partially depends on our ability to preserve our trade secrets and to operate without infringing on the proprietary rights of third parties. We seek to protect our trade secrets and proprietary know-how, in part, by confidentiality agreements with employees, consultants, advisors and others. We cannot guarantee that these individuals will maintain the confidentiality of our trade secrets and proprietary know-how, or that our competitors will not learn of or independently develop our trade secrets or proprietary know-how in a manner that leaves us with no practical recourse.

If we lose the services of our key personnel, we may be unable to replace them, and our business could be negatively affected.

Our success depends in large part on the continued service of our management and other key personnel and our ability to continue to attract, motivate and retain highly qualified employees.  In particular, the services of John Larkin, our President and Chief Executive Officer, and Thomas Mason, our Vice President, Finance and Chief Financial Officer are integral to the execution of our business strategy.  If one or more of our key employees leaves Centiv, we will have to find a replacement with the combination of skills and attributes necessary to execute our strategy.  Because competition from other technology companies for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, we believe that the loss of the services of key personnel could negatively affect our business, financial condition and results of operations.

Many of our customers operate in a highly regulated industry.

Substantially all of our net sales in 2002 came from customers engaged in the alcoholic beverages industry.  If the regulation of this industry were to limit advertisement in any material way, our relationship with these customers could suffer.

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

•                  industry conditions or trends; and

•                  limited public float, market making activity, and research coverage.

The stock markets, especially the Nasdaq SmallCap Market, have experienced significant price and volume fluctuations that have affected the market prices of many technology companies’ stocks.  These fluctuations have often been unrelated or disproportionate to operating performance.  These broad market or technology sector fluctuations may adversely affect the market price of our common stock. General economic, political and market conditions such as recessions and interest rate fluctuations may also have an adverse effect on the market price of our common stock.  In addition, the market price of our common stock has also been and is likely to continue to be affected by expectations of analysts and investors.

We may not be able to maintain our eligibility for the Nasdaq SmallCap Market.

In order for our common stock to continue to be traded on the Nasdaq SmallCap Market, we must maintain shareholders’ equity of at least $2.5 million, market capitalization of at least $35 million, or net income from continuing operations of at least $500,000 in the latest fiscal year or in two of the last three fiscal years.  We also must have a bid price for our common stock of at least $1 per share, have a public float of 500,000 shares, and meet certain other criteria. In December of 2002, we received notice from the Nasdaq SmallCap Market that we were not in compliance with the listing requirements.  We have submitted a detailed plan to Nasdaq for regaining and maintaining compliance with the requirements.  However, we cannot assure you that we can maintain compliance with these standards or that our stock will continue to be listed on the Nasdaq SmallCap Market.  The loss of the listing of our common stock on the Nasdaq SmallCap Market would impair the marketability of our common stock.

Since our executive officers, directors and substantial shareholders have substantial control of our voting stock, takeovers not supported by them will be more difficult, possibly preventing you from obtaining optimal share price.

The control of a significant amount of our stock by insiders could adversely affect the market price of our common stock.  As of March 31, 2003, our executive officers and directors and their affiliates beneficially own or control 20,500 shares, or 0.4%, of the outstanding common stock and 200,000 shares or 1.6% of the as converted Series B Preferred Stock.    Shareholders holding more than 5% of the common stock, own or control 2,037,529 shares or 40.8% of the common stock or 16.0% of the total voting power of the outstanding capital stock. Prior to their conversion effective March 31, 2003, the holders of Series A Preferred Stock as a group controlled 2,160,000 shares of common stock on an as-converted basis or 34% of the outstanding voting power of the Company.  The holders of Series B Preferred Stock as a group control 7,700,000 shares of common stock as-converted basis or 60.6% of the outstanding voting power of the Company.  For this purpose, beneficial ownership includes any shares a director or executive officer can vote or transfer, shares subject to stock options and warrants that are exercisable currently or become exercisable within sixty (60) days and shares subject to convertible securities that are convertible currently or within sixty (60) days.  If our executive officers and directors choose to act or vote together, they will have the ability to influence significantly all matters requiring the approval of our stockholders, including the election of directors and the approval of significant corporate transactions.  Without the consent of these stockholders, we could be prevented from entering into transactions that could be beneficial to us.

Our preferred stock has certain preferences over our common stock with regard to liquidation, and dividends and election of directors.

Our issued and outstanding Series B Convertible Preferred Stock (the “Series B Preferred”) will begin to accrue dividends on April 1, 2004 at an annual rate equal to 8% of the Series B Preferred purchase price.  The Series B Preferred also has a liquidation preference equal to two times the Series B Preferred purchase price plus all accrued and unpaid dividends.  The Series B Preferred is also subject to redemption at our option on March 31, 2007.  If we fail to make that redemption, the holders of the Series B Preferred will become entitled to elect a majority of our board of directors.  Prior to March 31, 2007, subject to certain limitations, holders of Series B Preferred are entitled to appoint one member to our board of directors and to appoint one observer.

Our ability to issue additional preferred stock may adversely affect the rights of our common stockholders and may make takeovers more difficult, possibly preventing you from obtaining optimal share price.

Our Certificate of Incorporation authorize the issuance of shares of “blank check” preferred stock, which would have the designations, rights and preferences as may be determined from time to time by the board of directors. Accordingly, the board of directors is empowered, without shareholder approval (but subject to applicable government regulatory restrictions), to issue additional preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock. In the event of an issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Centiv.

If we redeem our outstanding warrants, it may be disadvantageous to the warrant holders.

We may redeem the remaining outstanding warrants issued in connection with the Series A Preferred upon 15 business days notice at a price of $0.01 per share at any time that the closing price for the common stock on the principal exchange or quotation system on which it is traded exceeds certain thresholds for 10 consecutive trading days. Redemption of the warrants could force their holders to (i) exercise the warrants and pay the exercise price at a time when it may be disadvantageous for them to do so, (ii) sell the warrants at the then-current market price when they might otherwise wish to hold the warrants, or (iii) accept the nominal redemption price that, at the time the warrants are called for redemption, is likely to be substantially less than the market value of the warrants.  The conditions required for us to redeem the warrants are not currently satisfied, and, therefore, we do not anticipate redeeming the warrants in the foreseeable future.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

The Company was subject to risk due to changes in interest rates in connection with its Loan and Security Agreement.  The Loan and Security Agreement provided for up to $750,000 at interest rates of prime rate plus 1.0% per annum.  The Company has paid off and cancelled this credit facility.  Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable.  Credit risks with respect to trade receivables are limited due to the diversity of customers comprising the Company’s customer base.  The Company performs ongoing credit evaluations and charges uncollectible amounts to operations when they are determined to be uncollectible.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements beginning on page F-1.  Consolidated condensed quarterly financial information on the Company is included in Note 21 of Notes to the Consolidated Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The information relating to the Company’s directors, nominees for election as directors and executive officers under the headings “Election of Directors”,  “Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 11.  EXECUTIVE COMPENSATION.

The information under the headings “Executive Compensation” and  “Director Compensation” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information under the heading “Ownership of Centiv Common Stock” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information under the heading “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement for the 2003 Annual Meeting of Shareholders is incorporated herein by reference to such proxy statement.

ITEM 14.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and its Chief Financial Officer, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this annual report on Form 10-K (the “Evaluation Date”). Based on their review and evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this annual report on Form 10-K was being prepared, and that no changes are required at this time.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s internal controls subsequent to the Evaluation Date, or any significant deficiencies or material weaknesses in such internal controls requiring corrective actions. As a result, no corrective actions were taken.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(a) (2)	Consolidated Financial Statement Schedule for the Years Ended December 31, 2002, 2001 and 2000.

Schedule II - Valuation and Qualifying Accounts on page F-32.

All other financial statement schedules are omitted because the information is not required, or is otherwise included in the Consolidated Financial Statements or the notes thereto included in this Annual Report on Form 10-K.

Consolidated condensed quarterly financial information on the Company is included in Note 21 of Notes to the Consolidated Financial Statements.

(a) (3) Exhibits.

The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

2.1

Asset Purchase Agreement dated October 29, 2001 by and between Tekgraf, Inc. and SCB Acquisitions, LLC (Filed as Appendix A to the Company’s Definitive Proxy Statement filed October 21, 2002 and incorporated herein by reference).

2.2

Asset Purchase Agreement effective as of January 31, 2002 by and among CalGraph Technology Services, Inc., Centiv, Inc., the sole shareholder of CalGraph and Graphic Enterprises of Ohio, Inc. (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 20, 2002 and incorporated herein by reference).

2.3

Agreement and Plan of Merger dated as of June 11, 2002 by Centiv, Inc., a Georgia corporation and Centiv, Inc., a Delaware corporation (Filed as Exhibit 2.3 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

3.1

Certificate of Incorporation of Centiv, Inc. dated April 11, 2002 and related Certificate of Designations, Preferences and Rights filed May 21, 2002. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

3.2	Bylaws of Centiv, Inc. (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

3.3	Certificate of Designations, Preferences and Rights filed March 31, 2003.

4.1

Form of Securities Purchase Agreement dated March 28, 2002 by and among Centiv, Inc. and the purchasers identified on Exhibit A thereto (Filed as Exhibit 4.1 to the Company’s Annual Report on form 10-K filed on April 1, 2002 and incorporated herein by reference).

4.2	Form of Investors Rights Agreement dated March 28, 2002 by and among Centiv, Inc. and the investors who are signatories thereto (Filed as Exhibit 4.2 to the Company’s

Annual Report on form 10-K filed on April 1, 2002 and incorporated herein by reference).

4.3

Form of Warrant issued pursuant to Securities Purchase Agreement dated March 28, 2002 by and among Centiv, Inc. and the purchasers identified on Exhibit A thereto (Filed as Exhibit 4.3 to the Company’s Annual Report on form 10-K filed on April 1, 2002 and incorporated herein by reference).

4.4	Form of Securities Purchase Agreement dated March 31, 2003 by and among Centiv, Inc. and the purchasers identified on Exhibit A.

4.5	Form of Amended and Restated Investors Rights Agreement dated March 31, 2003 by and among Centiv, Inc. and the investors who are signatories thereto.

4.6	Form of Warrant issued pursuant to Securities Purchase Agreement dated March 31, 2003 by and among Centiv, Inc. and the purchasers identified on Exhibit A thereto.

10.1

Loan Agreement dated June 12, 2002 between the Company and Cole Taylor Bank. (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

10.2

Security Agreement dated June 12, 2002 between the Company and Cole Taylor Bank. (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

10.3

Redemption Agreement dated November 25, 2002 between the Company and William M. Rychel (Filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002 and incorporated herein by reference).

10.4

Amended and Restated Loan and Security Agreement dated June 9, 2000 between Tekgraf, Inc., as Borrower and all Subsidiaries of Borrower, as Subsidiary Guarantors, and Wachovia Bank, National Association, as Lender (Filed as Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 and incorporated herein by reference).

10.5	Loan agreement between William Rychel and Tekgraf, Inc. dated December 1, 1999 (filed as Exhibit 8 to Schedule 13-D dated December 3, 1999 and incorporated hereinby reference).

10.6

Non-Competition and Confidentiality Agreement between William M. Rychel and the Company dated as of November 30, 2001 (Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 4, 2001 and incorporated herein by reference).

10.7

Amendment No. 1 to Loan Agreement between William M. Rychel and Tekgraf, Inc. dated as of December 1, 2000 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 5, 2000 and incorporated herein by reference).

10.8

Amendment No. 2 to Loan Agreement between William M. Rychel and Tekgraf, Inc. dated as of December 1, 2001 (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 4, 2001 and incorporated herein by reference).

11.1	Statements of Computation of Earnings Per Share

21.1	Subsidiaries

23.1	Consent of Grant Thornton LLP

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports Filed on Form 8-K

The following reports on Form 8-K have been filed during the three months ended December 31, 2002:

Current Report on Form 8-K filed December 4, 2002, which included disclosure under Item 5 relating to the repurchase by the Company of shares owned by William M. Rychel and pledged as security for an outstanding loan.

Current Report on Form 8-K filed December 18, 2002, which included disclosure under Item 5 relating to receipt by the Company of notification from the Nasdaq SmallCap Market of non-compliance with minimum bid price listing requirement.

Current Report on Form 8-K filed December 27, 2002, which included disclosure under Item 5 relating to receipt by the Company of notification from the Nasdaq SmallCap Market of non-compliance with minimum stockholders’ equity and other requirements.

*   Indicates compensatory plan or arrangement.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 4th DAY OF APRIL, 2003.

Centiv, Inc.
(Registrant)

By:	/s/ John P. Larkin
John P. Larkin
President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE	Title	Date

/s/ John P. Larkin	Chief Executive Officer,	April 4, 2003
John P. Larkin	President and Director (principal executive officer)

/s/ Thomas M. Mason	Chief Financial Officer and	April 4, 2003
Thomas M. Mason	Director (principal financial and accounting officer)

/s/ Frank X Dalton, Jr.	Director	April 4, 2003
Frank X. Dalton, Jr.

/s/ Steven Carnevale	Director	April 4, 2003
Steven Carnevale

/s/ Kim Feil	Director	April 4, 2003
Kim Feil

CERTIFICATIONS

I, John P. Larkin, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Centiv, Inc;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.                                       The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 4, 2003	/s/ John P. Larkin
John P. Larkin
Chief Executive Officer

CERTIFICATIONS

I, Thomas M. Mason, certify that:

1.                                       I have reviewed this annual report on Form 10-K of Centiv, Inc;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)                                  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)                                  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)                                  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)                                 any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 4, 2003	/s/ Thomas M. Mason
Thomas M. Mason
Chief Financial Officer

Centiv, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Statements of Centiv, Inc.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Centiv, Inc.

We have audited the accompanying consolidated balance sheets of Centiv, Inc. and Subsidiaries as of December 31, 2002, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Centiv, Inc. and subsidiaries as of December 31, 2002, 2001 and 2000, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended December 31, 2002, 2001 and 2000.  In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton, LLP

Chicago, Illinois
January 31, 2003, except for Notes 9 and Note 17
for which the date is March 31, 2003

CENTIV, INC.

BALANCE SHEETS

($ in thousands)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,304	$228
Accounts receivable, less allowance for doubtful accounts of $19 and $43 at December 31, 2002 and 2001, respectively	1,668	969
Inventories, net	824	978
Prepaid expenses and other assets	565	278
Income taxes receivable	21	617
Deferred income taxes – current	162	303
Net current assets, discontinued operations	—	2,801

Total current assets	4,544	6,174

Property and equipment, net	1,707	2,071
Other assets	137	39
Net other assets, discontinued operations	—	860
Total assets	$6,388	$9,144

LIABILITIES

Current liabilities:
Current debt	$—	$795
Accounts payable	2,888	3,617
Accrued expenses	733	1,000
Contract obligation and deferred income	140	208
Net current liabilities, discontinued operations	—	2,755
Total current liabilities	3,761	8,375

Deferred income taxes	162	157
Convertible Subordinated Debt	990	—
Total liabilities	4,913	8,532

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY

Class A Common Stock $.001 par value, 35,000,000 shares authorized; 4,994,018 shares issued and 4,187,035 shares outstanding at December 31, 2002, and 4,956,535 shares issued and outstanding at December 31, 2001	5	5

Treasury Stock, at cost, 806,983 shares at December 31, 2002	(759)	—

Preferred Stock, $.001 par value, 5,000,000 shares authorized; 216,000 and no shares issued and outstanding at December 31, 2002 and 2001, respectively (liquidation value of $2,160,000 at December 31, 2002)	—	—

Due from stockholders	(267)	(2,366)
Additional paid-in capital	22,509	19,618
Accumulated deficit	(20,013)	(16,645)

Total stockholders’ equity	1,475	612

Total liabilities and stockholders’ equity	$6,388	$9,144

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2002	2001	2000

Net sales	$25,508	$12,432	$15,242
Cost of goods sold	20,962	9,982	12,749
Gross profit	4,546	2,450	2,493

Operating expenses:
Selling, general and administrative	5,390	4,309	3,872
Depreciation	570	313	100
Restructuring Charges	87	0	0

Loss from operations	(1,501)	(2,172)	(1,479)

Loss on Repurchase of Stock (Note 13)	(1,492)	—	—
Interest income (expense)	104	(872)	(375)

Loss before income tax provision (benefit)	(2,889)	(3,044)	(1,854)

Provision (benefit) for income taxes from continuing operations	49	787	(609)

Income / (loss) from continuing operations	(2,938)	(3,831)	(1,245)

Income (loss) from discontinued operations (net of tax provision/(benefit) of $98 in 2002, $180 in 2001, and $(516) in 2000)	380	(3,068)	(1,089)

Net loss	$(2,558)	$(6,899)	$(2,334)

Effect of beneficial conversion feature of preferred stock (Note 9)	(810)	—	—

Net loss attributable to common stockholders	$(3,368)	$(6,899)	$(2,334)

Basic and diluted weighted average shares outstanding	4,894,152	4,976,024	6,130,366

Basic and Diluted Income/(Loss) applicable to common shares
Continuing operations	$(0.77)	$(0.77)	$(0.20)
Discontinued operations	$0.08	$(0.62)	$(0.18)
Net loss	$(0.69)	$(1.39)	$(0.38)

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

CHANGES IN STOCKHOLDERS’ EQUITY

($ in 000’s)	Number Of Shares Class A	Class A Common Stock	Number Of Shares Treasury	Treasury Stock	Number Of Shares Class B	Class B Common Stock	Number of Preferred Shares	Preferred Stock	Due from Stock- holders	Additional Paid-in Capital	Retained Earnings (Deficit)	Total

Balances at 12/31/99	3,202,032	$3			3,126,299	$3	0	$0	$(1,780)	$22,557	$(7,412)	$13,371

Interest on loan to Stockholder									(161)			(161)

Stock options and warrants issued for services										70		70
Conversion of Class B to Class A Common Stock	3,126,299	3			(3,126,299)	(3)

Repurchase of Dissenters’ shares	(1,266,333)	(1)								(3,106)		(3,107)

Net loss											(2,334)	(2,334)

Balances at 12/31/00	5,061,998	$5	0	$0	0	$0	0	$0	$(1,941)	$19,521	$(9,746)	$7,839

Loan to stockholders									(250)			(250)

Interest on loan to Stockholder									(175)			(175)

Stock options/ warrants issued for services	30,000									97		97

Escrow shares cancellation	(135,463)

Net loss											(6,899)	(6,899)

Balances at 12/31/01	4,956,535	$5	0	$0	0	$0	0	$0	$(2,366)	$19,618	$(16,645)	$612

Repurchase Shares	(806,983)		806,983	(759)					2,251			1,492

Interest on loan to stockholders									(152)			(152)

Stock options exercised	37,483									18		18

Issuance of Preferred Stock							216,000	0		2,025		2,025

Stock Options and Warrants issued for services										12		12

Beneficial Conversion Feature on Preferred Stock										810	(810)

Warrants on Convertible Sub Debt										26		26

Net Loss											(2,558)	(2,558)
Balances at 12/31/02	4,187,035	$5	806,983	$(759)	0	$0	216,000	$0	$(267)	$22,509	$(20,013)	$1,475

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

STATEMENTS OF CASH FLOWS

($ in thousands)

	YEARS ENDED DECEMBER 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(2,558)	$(6,899)	$(2,334)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	(2)	33	33
Provision /write-down of inventory	77	134	0
Depreciation	570	313	100
Non-cash loss on note from shareholder	1,492	—	—
Non-cash interest on note payable (receivable)	(34)	65	0
Non-cash compensation for warrants and stock options	26	97	70
Amortization of Discount on Convertible Subordinated Debt	2	—	—
(Gain) Loss on sale of Businesses	(488)	2,092	—
Loss on disposal of assets	125	—	—
Deferred taxes	49	1,300	(413)
Changes in net assets and liabilities
Accounts receivable	(697)	4,716	(3,942)
Inventories	77	(113)	(724)
Prepaid expenses and other assets	(57)	(793)	15
Accounts payable and accrued expenses	(1,248)	(44)	1,791
Deferred income and contract obligation	(68)	51	271
Income taxes	596	(382)	(683)
Net assets, discontinued operations	123	7,232	(393)
Total adjustments	543	14,701	(3,875)
Net cash (used in) provided by operating activities	(2,015)	7,802	(6,209)

Cash flows from investing activities:
Purchase of property and equipment – continuing operations	(331)	(1,323)	(638)
Purchase of property and equipment – discontinued operations	—	(132)	(808)
Proceeds from sale of Businesses	1,250	5,931	—
Net cash provided by (used in) investing activities	919	4,476	(1,446)

Cash flows from financing activities:
Proceeds, net, from credit facility	(795)	(10,347)	6,878
Proceeds from issuance of Preferred Stock	2,025	—	—
Proceeds from issuance of Convertible Subordinated Debt	1,000	—	—
Proceeds from capital lease financings	76	—	—
Proceeds from exercise of stock options	18	—	—
Dissenters’ settlement payments	—	(1,769)	(275)
Loan to stockholder	(152)	(425)	(161)
Net cash provided by (used in) financing activities	2,172	(12,541)	6,442

Increase (decrease) in cash and cash equivalents	1,076	(263)	(1,213)
Cash and cash equivalents, beginning of year	228	491	1,704
Cash and cash equivalents, end of year	$1,304	$228	$491

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$116	$1,046	$472
Cash paid during the year for income taxes	$—	$—	$66
Divestiture of Tekgraf Systems, Inc. in exchange for Dissenters’ shares stock	$—	$—	$1,127
Note payable for Dissenter’s settlement in exchange for Dissenters’ shares	$—	$—	$1,705

The accompanying notes are an integral part of these financial statements.

CENTIV, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.            ORGANIZATION, BASIS OF PRESENTATION, AND NATURE OF OPERATIONS

ORGANIZATION

We are a developer and provider of Web-enabled point-of-purchase (POP) solutions for consumer goods manufacturers and multi-location retailers.  Our Instant Impact solution allows marketing managers, brand managers and retailers to create, edit and schedule delivery of customized POP signage, using field-editable sign templates created and/or approved by manufacturers. Instant Impact POP signage is print quality and digitally produced for the unique requirements of each retail location, allowing users to target specific consumer segments at the point-of-purchase and accumulate quantitative data for analysis and feedback on the success of their in-store or on-premise marketing campaigns. Our products allow user access to an information database for selecting sign templates approved or created by manufacturers, input data for the sign templates and select signage products for production of the sign templates. Our Internet-based user interface is clear, flexible, user-friendly and changeable to allow control of the message at a corporate or local store level. Instant Impact signage can either be printed in a Centiv print center, or an industry-standard print-formatted file can be delivered via the Internet to any print provider in the world.

The roots of Instant Impact were formed in 1998 when we partnered with Anheuser-Busch to design, configure, deliver and implement POP signage systems in over 730 Anheuser-Busch wholesale distributors in the United States and 16 foreign countries. This led to our relationship with Anheuser-Busch pursuant to which we have installed a POP system for Anheuser-Busch allowing distributors to access that system to create custom signage using templates created by Anheuser-Busch.  We supply technical support call service and various supplies for that system.   In December 2002, Anheuser-Busch notified Centiv that upon its expiration on March 31, 2003, we will no longer be the preferred supplier for various consumables of the system and the preferred supplier technical support agreement will not be renewed.

Prior to focusing on the Centiv POP Business in 2001, Centiv operated three other business units in addition to the Centiv POP Business:

• CalGraph Business: Formerly a wholly owned subsidiary of the Company, CalGraph Technology Services, Inc. was a provider of on-site service and preventative maintenance services specializing in wide-format printing devices.  CalGraph’s U.S. and Canadian service operations included field service technicians, customer support call center, component repair and refurbishment facilities and parts logistics.  The Company sold this business effective January 31, 2002 and it is reflected as Discontinued Operations.

• Channels Business : Prior to divestiture by  the Company, the Channels Division specialized in the value-added wholesale distribution of computer graphics technologies throughout North America. The Company sold this business effective December 31, 2001 and it is reflected as Discontinued Operations.

• Technology Systems Business:  Prior to divestiture by the Company, the Technology Systems Division designed, assembled and sold custom or “made-to-order” premium services or workstations and related technology to value added resellers, vertical market computer resellers, corporations, universities and government agencies.  The Company sold the business effective October 31, 2000 and it is reflected as Discontinued Operations.

Sales to Anheuser Busch (A-B) and its wholesale distributor network were $24.9 million during 2002.  With the termination of the preferred supplier and support agreement effective March 31, 2003, we expect that the sales to A-B and the wholesale distributor network will decline substantially during 2003 and be fully eliminated after March 31, 2003.  We do not believe that sales from our Instant Impact product will be sufficient to replace the sales lost from A-B and its wholesale distributor network during 2003.  In response to this, we have undertaken a downsizing of our operations and have reduced our headcount and other operating expenses to a level that we believe will enable us to continue to operate our business.  Management believes the actions taken, along with capital raised with the sale of the preferred stock, as discussed in Note 9, will provide adequate financing through at least the end of April 2004.

BASIS OF PRESENTATION

The financial statements are prepared on the basis of generally accepted accounting principles.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 2002 and 2001, and reported amounts of revenues and expenses for each of the three years in the period ended December 31, 2002, 2001 and 2000.  Significant estimates primarily include those made for the allowance for doubtful accounts, reserves for obsolete and slow-moving inventory and valuation allowance for deferred tax assets.  Actual results could differ from those estimates made by management.

NATURE OF OPERATIONS

Centiv offers web services for consumer brand companies to manage their in-store and on-premise point-of-purchase (POP) process.  The final product is high quality digitally produced signage that is mass customized for the unique requirements of each retail location.   The POP materials are either produced at our digital print center or printed remotely at the customer’s location.  Revenue consists of web services, design services, POP materials, supplies and equipment.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

The consolidated financial statements include the accounts of Centiv, Inc. and its wholly owned subsidiaries.  Significant intercompany transactions and account balances have been eliminated.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

REVENUE AND ACCOUNTS RECEIVABLES

Sales are recognized upon the shipment of products to the customer or when the service has been performed.

The majority of the Company’s accounts receivable are due from companies in the consumer goods manufacturing industry.  Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required.  Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts.  The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole.  The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts.

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

INCOME TAXES

The provision for income taxes and corresponding balance sheet accounts are determined in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”).  Under SFAS 109, deferred tax liabilities and assets are determined based on temporary differences between the bases of certain assets and liabilities for income tax and financial reporting purposes.  The deferred tax assets and liabilities are classified according to the financial statement classification of the assets and liabilities generating the differences.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

STOCK INCENTIVE PLANS

The Company maintains a stock incentive plan.  See Note 10 for additional information regarding this plan.  The Company accounts for this plan under the recognition and measurement principles of Accounting Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No compensation cost is recognized for stock option grants.  All options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for stock-based Compensation,” to stock-based compensation.  The following table also provides the amount of Stock-Based compensation cost included in net income as reported.

($ in thousands)	2002	2001	2000

Net loss – as reported	$(2,558)	$(6,899)	$(2,334)

Deduct: stock-based compensation expense determined under the fair value based method for all awards, net of tax	22	(182)	(43)

Net loss – pro forma	$(2,468)	$(7,081)	$(2,377)

Earnings per share:
Basic – as reported	$(0.69)	$(1.39)	$(0.38)
Basic – pro-forma	$(0.67)	$(1.42)	$(0.39)
Diluted – as reported	$(0.69)	$(1.39)	$(0.38)
Diluted – pro forma	$(0.67)	$(1.42)	$(0.39)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include its debt obligations.  Management believes that these instruments bear interest at rates that approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying values for these instruments are reasonable estimates of fair value.

SHIPPING AND HANDLING FEES AND COSTS

Shipping and handling fees are billed to customers and are classified as revenue and the shipping and handling costs are classified as costs of goods sold as required per the Emerging Issues Task Force (“EITF”) released in Issue no. 00-10, “Accounting for Shipping and Handling Fees and Costs.”

LONG LIVED ASSETS

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Long-Lived Assets.”  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions,” for the disposal of a segment of a business.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

BASIS OF PRESENTATION

Certain prior year amounts have been reclassified to conform with the 2002 presentation.

3.              INVENTORIES

Inventories, net of reserves, at December 31, 2002 and 2001 consist of the following:

	2002	2001

Finished goods	$824	$978

4.              PROPERTY AND EQUIPMENT, NET

Property and equipment, net of accumulated depreciation, at December 31, 2002 and 2001, consists of the following:

($ in thousands)	2002	2001

Furniture and fixtures	$192	$276
Machinery and computer equipment	623	569
Computer software	1,690	1,554
Leasehold improvements	25	3
	2,530	2,402
Less: accumulated depreciation	(823)	(331)

Property and equipment, net	$1,707	$2,071

5.              CURRENT DEBT

In June 2002, the Company entered into a Loan and Security Agreement (the “Agreement”), with Cole Taylor Bank, which expires on June 30, 2004, that provides for a revolving credit facility initially for $750,000 with the possibility of increases up to $2.0 million. The availability under the credit facility will be increased to $2.0 million if the Company achieves earnings before interest, taxes, depreciation and amortization of at least $50,000 for three (3) consecutive months.  The Company did not achieve these milestones, therefore the availability under the credit facility was $750,000.  Outstanding advances under the Agreement bear interest at prime plus 1.00%.   Pursuant to the terms of the Agreement, the Company has pledged accounts receivables, inventory and equipment as collateral.  The Company had borrowings of $629,000 under this credit facility and has repaid all of the borrowings.  As of December 31, 2002, the Company had no borrowings under this $750,000 credit facility.

In accordance with the Agreement, the Company is required to maintain certain financial covenants, which specifically include tangible net worth, a debt to equity ratio and a debt service coverage ratio.  The Company was below the debt service coverage ratio required under the bank agreement for the three months ended December 31, 2002, at which time the Company had no borrowings under this Agreement.

In September 2002, the Company entered into a supplemental credit facility with Cole Taylor Bank.  The supplemental credit facility provided up to $5.2 million in purchase order financing.  This facility was used to finance the inventory requirements for the large-scale equipment upgrade with Anheuser Busch and its wholesalers. The maturity date for this financing is February 15, 2003 and bears interest at prime plus 1.00%.  The Company had borrowings of $5.2 million under this financing and had repaid all of the borrowings.   As of December 31, 2002, the Company had no borrowings outstanding under this facility.

With the termination of the preferred supplier and support agreements with Anheuser-Busch, the credit facilities with Cole Taylor Bank were terminated effective March 31, 2003.

6.              INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2002, 2001 and 2000 is as follows:

($ in thousands)	2002	2001	2000

Current
Federal	$0	$0	$(600)
State	0	0	(112)
Subtotal Current	$0	$0	$(712)

Deferred
Federal	$(307)	$(953)	$(380)
State	(42)	(135)	(33)
Change in valuation allowance	496	2,055	0
Subtotal Deferred	$147	$967	$(413)

Total Provision/(Benefit)	$147	$967	$(1,125)

A reconciliation of federal statutory and effective income tax rates is as follows:

	2002	2001	2000

Statutory U.S. federal income tax rate	(34.0)%	(34.0)%	(34.0)%
Effect of:
State income taxes, net of federal benefit	(2.5)	(3.0)	(3.3)
Nondeductible stock repurchase write-off	—	12.2	1.8
Nondeductible goodwill amortization	21.0	—	—
Nondeductible meals and entertainment	0.3	0.3	0.9
Nondeductible foreign loss	—	0.1	0.6
Return to accrual reconciliation	(0.3)	1.8	0.4
Sale of Channels business	—	3.1	—
Valuation reserve for NOL carry forward	20.5	34.7	—
Other, net	1.1	1.1	1.1

Effective income tax rate	6.1%	16.3%	(32.5)%

An analysis of the deferred income tax assets and liabilities at December 31, 2001 and 2000 is as follows:

($ in thousands)	2002	2001
Current deferred income tax assets:
Accounts receivable	$8	$56
Inventory	45	52
Accruals	105	162
263A Capitalization	4	33
Total current deferred income tax assets	$162	$303

Noncurrent deferred income tax assets:
Net operating loss carryforward	2,840	2,055
Valuation allowance on net operating loss carryforward	(2,840)	(2,055)
Total non-current deferred income tax asset	$0	$0

Noncurrent deferred income tax liabilities, net
Depreciation	(191)	(103)
Other	29	(55)
Total noncurrent deferred income tax liabilities	(162)	(157)

Noncurrent deferred income tax asset (liability), net	$(162)	$(157)

Net Deferred income tax asset (liability)	$0	$146

The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization.  At December 31, 2002, the Company had net operating loss carry-forwards of approximately $7.3 million, expiring in various years through 2022.

7.              COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases office space under various operating leases that expire through 2008.  At December 31, 2002, minimum rentals due under these leases were as follows (in thousands):

2003	$249
2004	220
2005	224
2006	222
2007	228
2008	110
$1,253

Rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $269,000, $218,000 and $215,000, respectively.

CAPITAL LEASES

The Company leases office and production equipment under various capital leases that expire through 2007.  The outstanding balance under the capital leases was $76,000 as of December 31, 2002 and was reflected as an accrued liability.  The payments including interest due under these leases were as follows (in thousands):

2003	$39
2004	31
2005	7
2006	7
2007	1
Total Lease payments	$85

Less: Amounts representing interest	(9)

Present Value of net minimum lease payments	$76

The equipment has a net carrying cost of $85,000 and $0 at December 31, 2002 and 2001, respectively.

8.              LITIGATION

The Company is involved in certain claims arising in the normal course of business.  In the opinion of management of the Company, although the outcomes of the claims are uncertain, in the aggregate, they are not likely to have a material adverse effect on the Company.

9.              CAPITAL STRUCTURE

On November 11, 1997, in connection with the initial public offering of the Company’s securities, 2,100,000 units were issued.  Each unit consisted of one share of Class A Common Stock and one Redeemable Warrant.  The Class A Common Stock and Redeemable Warrant were transferable separately immediately upon issuance.

CLASS A COMMON STOCK

On June 2, 1997, the Company authorized 31,666,667 shares of Class A Common Stock, $.001 par value.  Holders of Class A Common Stock have the right to cast one vote for each share held of record on all matters submitted to a vote of holders of Class A Common Stock.

REDEEMABLE WARRANTS

As part of the Company’s initial public offering, the investor received a Redeemable Warrant that entitled the registered holder to purchase one share of Class A Common Stock at an exercise price of $8.40 at any time until the fifth anniversary of the date of issue, which was November 10, 2002.  Beginning on the first anniversary of the date of issue, the Redeemable Warrants were redeemable by the Company on 30 days written notice and at a redemption price of $.05 per Redeemable

Warrant if the closing price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $11.75 per share.  All Redeemable Warrants must be redeemed if any are redeemed.  The Company has reserved from its authorized but unissued shares a sufficient number of shares of Class A Common Stock for issuance upon the exercise of the Redeemable Warrants.  The Redeemable Warrants did not contain any voting or other rights of a stockholder of the Company. These redeemable warrants expired on November 10, 2002.

CLASS B COMMON STOCK

On January 21, 2000, the Company eliminated its dual class of stock and all outstanding shares of Class B Common Stock were converted into Class A Common Stock on a one-for-one basis. On May 1, 1997, the Company increased the outstanding shares from 100 to 3,424 by declaring a 34.24-for-1 stock split of the Company’s common stock (par value of $1.00).  On June 2, 1997, the Company declared a 400-for-1 stock split of the Company’s common stock pursuant to which all of the Company’s outstanding common stock was exchanged for 4,000,000 shares of Class B Common Stock with a par value of $.001.  During October 1997, the Company effected a .83333325-for-1 reverse stock split pursuant to which the outstanding shares of Class B Common Stock were exchanged for 3,333,333 shares of Class B Common Stock.  Each share of Class B Common Stock was entitled to five votes on all matters on which stockholders may vote, including the election of directors.  Each share of Class B Common Stock was automatically converted into one share of Class A Common Stock upon (i) its sale, gift of transfer, except in the case of a transfer to a trust for which the original holder acts as sole trustee or to any other holder of Class B Common Stock, (ii) the death of the original holder thereof, including in the case of the original holder having transferred the Class B Common Stock to a trust for which the original holder served as trustee during his or her lifetime, or (iii) the conversion of an aggregate of 75% of the authorized shares of Class B Common Stock.

ESCROW SHARES

In connection with the Company’s initial public offering of its securities, the holders of the Company’s Class B Common Stock agreed to place an aggregate of 166,667 shares into escrow.  As part of the settlement of a claim brought by former dissenting shareholders in connection with the conversion of the Class A Common Stock, 57,067 escrow shares have been forfeited.  In March 2001, the remaining 109,600 shares in escrow expired and were cancelled.  In addition, there were 25,863 shares cancelled relating to the shares held in escrow for the 1998 acquisitions.  These shares were cancelled as a result of not achieving certain profit targets.

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

PREFERRED STOCK

The Company has authorized 5,000,000 shares of preferred stock.  The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights and terms of redemption and liquidation preferences.  There were no outstanding shares of preferred stock as of December 31, 2001.

Series A Convertible Preferred Stock:

On March 28, 2002 and April 15, 2002, the Company sold, in two separate closings, a private placement of Series A Convertible Preferred Stock, 191,000 and 25,000 units respectively, each unit consisting of one share of Series A Convertible Preferred stock and one warrant to purchase one additional share of convertible preferred stock. The purchase price for each unit was $10.00 per unit.  This sale of units was ratified by the Company’s shareholders at the annual meeting of shareholders held on June 11, 2002.  Because each share of convertible preferred stock was convertible, initially, into ten shares of common stock, the effective purchase price was $1.00 for each share of common stock purchased.  The warrant that was included in each unit gives the holder the right, until five years after the issuance of the warrant, to purchase one share of convertible preferred stock at a purchase price of $15.00 per share (the equivalent of $1.50 per share of common stock).

The Series A Convertible Preferred stock had a liquidation preference over common stock equal to the purchase price of the convertible preferred stock plus any accrued but unpaid dividends.  The  Series A Convertible Preferred stock  began to accrue dividends on March 31, 2003 at an annual rate equal to 8% of the purchase price of the convertible preferred stock.  In addition, if not previously converted into common stock, the Series A Convertible Preferred stock was subject to redemption at the option of the Company on the fourth anniversary of the issuance of the convertible preferred stock at a redemption price equal to the purchase price plus any accrued but unpaid dividends.  If the Company failed to redeem the convertible preferred stock on that date, the holders of the convertible preferred stock become entitled to elect a majority of the board of directors.  Notwithstanding the foregoing, directors elected by virtue of the voting rights of the Series A Convertible Preferred stock would have had to recuse themselves from any vote to redeem all or a portion of the convertible preferred stock.

Proceeds to the Company from the sale of the Series A Convertible Preferred stock were $2,160,000, of which $1,910,000 was received at the March 28, 2002 closing and the remaining $250,000 was received at the April 25, 2002 closing.  Aggregate transaction costs of $135,000 representing legal, accounting and registration fees were incurred bringing the net proceeds to $2,025,000.  The net proceeds were used to pay off and cancel the Company’s previous credit facility with Wachovia Bank, NA.

The Company recorded a beneficial conversion feature on the convertible preferred stock and warrants based on the fair value of the common stock of $1.00 per share as of the date of commitment. The warrants with an exercise price of $1.50 per share, were valued at $810,000 using the Black-Scholes valuation method. The beneficial conversion feature was calculated to be $810,000 at the commitment date of March 28, 2002 and has been recorded as Additional Paid in Capital. As the preferred shares were convertible immediately, the entire amount of the beneficial conversion feature was accreted into the Accumulated Deficit at March 31, 2002.

The Series A Convertible Preferred Stock was initially convertible into ten shares of common stock for each share of the Series A Convertible Preferred stock.  This conversion ratio, however, was subject to anti-dilution adjustment for stock splits, combinations and other similar changes and if the Company issued, except in limited circumstances, any capital stock for a per share price less than the then current conversion price.

The Series A Convertible Preferred Stock was, pursuant to its terms, to be automatically converted if (i) holders of 2/3 of the outstanding shares of such preferred stock agreed to convert, (ii) the Company’s revenues exceeded $5 million for any two consecutive quarters, or (iii) the Company recognized $20 million in revenues for the 12-month period ending March 31, 2003.

The Company did, in fact, recognize $20 million in revenues for the 12-month period ending March 31, 2003 and thus, all of the Series A Convertible Preferred stock issued and outstanding as of the close of business on March 31, 2003 was converted into common stock and the associated warrants were converted into warrants to purchase common stock.

On March 31, 2003, as part of the issuance of Series B Convertible Preferred Stock, the investors who also owned Series A Preferred Stock converted 135,000 shares of  Series A Convertible Preferred Stock (the “Series A Preferred”) into 270,000 shares of Series B Preferred Stock.  The associated warrants were cancelled for no value.  No Warrants were issued in connection with the shares of Series B Preferred issued in conversion for the Series A Convertible Preferred.  The remaining 81,000 outstanding shares of Series A Convertible Preferred were converted on March 31, 2003 into 810,000 shares of common stock in accordance with the terms of the Series A Preferred certificate of designations. Therefore, as of March 31, 2003, there were no shares of Series A Preferred Stock outstanding.

Series B Convertible Preferred Stock:

On March 31, 2003, the Company sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred”) and one warrant to purchase two shares of Common Stock (the “Warrant”), which amounted to 20% warrant coverage.  As part of the private placement, the holders of $500,000 of the outstanding Convertible Subordinated Debt converted into Series B Preferred on the same terms.  The remaining $500,000 was repaid in full from proceeds of this offering.  In addition, the Company issued an additional 270,000 shares of Series B Preferred in conversion of 135,000 of its outstanding Series A Convertible Preferred Stock (the “Series A Preferred”). No Warrants were issued in connection with the shares of Series B Preferred issued in conversion of the Series A Preferred.  In addition, the warrants to purchase Series A Preferred held by the Series A Preferred investors were cancelled with no value in connection with the conversion.  The remaining 81,000 outstanding shares of Series A Preferred was converted on March 31, 2003 into 810,000 shares of common stock in accordance with the terms of the Series A Preferred certificate of designations.

The purchase price for each unit was $5.00 per unit (the “Purchase Price”).  Because each share of Series B Preferred is convertible, initially, into ten shares of Common Stock, the effective purchase price was $0.50 for each share of Common Stock purchased.  The Warrant gives the holder the right, until seven years after the issuance of the Warrant, to purchase two shares of Common Stock at a purchase price of $0.50 per share.  Neither the Series B Preferred nor the Warrants have been registered under the Securities Act of 1933.  Therefore, they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Series B Preferred has a liquidation preference over Common Stock equal to two times the Purchase Price plus any accrued and unpaid dividends.  If not previously converted, the Series B Preferred will begin to accrue dividends on April 1, 2004 at an annual rate equal to 8% of the Purchase Price per year.  In addition, if not previously converted into Common Stock, the Series B Preferred will be subject to redemption at the option of the Company on March 31, 2007 at a redemption price equal to the Series B Preferred liquidation preference amount.  If the Company fails to redeem the Series B Preferred on that date, the holders of the Series B Preferred become entitled to elect a majority of the board of directors.  Notwithstanding the foregoing, directors elected by virtue of the voting rights of the Series B Preferred would have to recuse themselves from any vote to redeem all or a portion of the Series B Preferred.

As stated, the Series B Preferred is initially convertible into 10 shares of Common Stock for each share of the Series B Preferred.  This conversion ratio, however, is subject to anti-dilution adjustment if the Company issues any capital stock (or securities exercisable for or convertible into capital stock) for a per share price less than the then current conversion price of $0.50 per share, except for issuances pursuant to the Company’s stock option plan and certain other issuances to business partners.  The anti-dilution adjustment will be made on a full-ratchet basis.  The price anti-dilution protection will not apply until the Company’s stockholders ratify the authorization of the Series B Preferred.

The purchasers of the Series B Preferred may voluntarily convert the Series B Preferred at any time.  The Series B Preferred will be automatically converted if (i) the Company meets either Conversion Milestone defined below, or (ii) holders of 2/3 of the outstanding shares of the Series B Preferred agree to convert.  In either event, however, an automatic conversion will only occur if a registration statement covering the resale of the shares issuable upon conversion is in effect at that time. “Conversion Milestone” shall mean either (a) the Company’s pretax earnings from ongoing operations are equal to or greater than $6 million in the aggregate in any four consecutive fiscal quarters as determined in accordance with United States Generally Accepted Accounting Principles (“GAAP”) as applied by the Company on the date when the Series B Preferred was first issued and the closing trading price of the Company’s Common Stock is equal to or greater than $2.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares after the filing date hereof) for ten consecutive Trading Days (as defined below), or (b) the closing of a “firm commitment” underwritten public offering of Common Stock in which the public offering price per share of Common Stock is at least equal to 3 times the then-applicable conversion price for the Series B Preferred and which offering results in gross proceeds to the Company of not less than $15 million.  “Trading Day” shall mean a business day on which at least 50,000 shares of Common Stock are traded on the principal United States securities exchange or automated quotation system on which such security is listed or traded.

The Series B Preferred Stock financing included cash proceeds of $2,000,000 plus the conversion of $500,000 of the Company’s Senior Convertible Subordinated Debt that was issued on September 28, 2002.  The remaining Senior Convertible Subordinated Debt of $500,000 was repaid out of the proceeds of this financing and as of March 31, 2003 the Company is debt free.  Aggregate transaction costs of $90,000 representing legal, accounting and registration fees were incurred bringing the net proceeds, after  repaying the Subordinated Debt and transaction costs, to $1,410,000.

10.       STOCK OPTION PLAN

The Company’s Board of Directors and stockholders approved the 1997 Stock Option Plan (the “Plan”) covering 1,500,000 shares of the Company’s Class A Common Stock that may be granted to employees, officers, directors, and certain consultants or advisers to the Company.  Options granted under the Plan may be either (i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options.  Incentive options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price that is not less than the fair market value of the stock on the date of grant, except that the term of an incentive option granted under the Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the stock on the date of grant.  In addition, to the extent that the aggregate fair market value, as of the date of grant, of the stock for which incentive options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option that is in excess of the $100,000 limitation will be treated as a non-qualified option.  The Company’s Board of Directors administers the Plan, which expires in August 2007.  The Company has 357,038 stock options available for future grant at December 31, 2002.

A summary of stock options as of December 31, 2002, 2001 and 2000 and activity during the period ending those dates is as follows:

	2002		2001		2000
	Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Options	Price ($)	Options	Price ($)	Options	Price ($)
Options at beginning of period	935,587	1.35	596,837	2.12	275,500	2.78
Granted	2,008,125	0.97	510,500	0.62	446,837	1.91
Exercised	(37,500)	0.47	0	—	0	—
Forfeited	(377,750)	1.54	(171,750)	1.86	(125,500)	2.83
Outstanding at the end of period	2,528,462	1.02	935,587	1.35	596,837	2.12
Options exercisable at end of period	603,254	1.24	433,546	1.75	170,087	2.14

Weighted average fair value of options granted during the period are:

	2002		2001		2000
	Weighted Average Exercise Price ($)	Weighted Fair Market Value ($)	Weighted Average Exercise Price ($)	Weighted Fair Market Value ($)	Weighted Average Exercise Price ($)	Weighted Fair Market Value ($)
Option granted during the year
Option price > fair market value	0.89	0.85	0.52	0.47	—	—
Option price = fair market value	0.97	0.97	0.65	0.65	1.91	1.91
Option price < fair market value	—	—	—	—	—	—

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

Pursuant to the offer made to John Larkin as President and Chief Operation Officer of Centiv, 1,423,000 options were granted on October 28, 2002 outside of the Stock Option Plan.  The vesting period of the options include 85,000 shares vesting immediately and the remaining vest over a six-year period.  There are provisions to accelerate the vesting period if certain revenue targets are achieved in 2003 and 2004.

The Company applies APB Opinion No. 25 (“APB 25”) and related Interpretations in accounting for the Plan.  The Financial Accounting Standards Board issued Statement No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”) changing the methods for recognition of cost on plans similar to those of the Company.  Adoption of the accounting provisions of FAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under FAS 123 are required. The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for stock-based Compensation,” to stock-based compensation.  The following table also provides the amount of Stock-Based compensation cost included in net income as reported.

Had compensation cost for the Plan been determined on a fair value basis in accordance with the provisions of FAS 123, the Company’s net loss for the three years ended December 31, 2002, 2001 and 2000 would have been as follows:

($ in thousands)	2002	2001	2000

Net loss – as reported	$(2,558)	$(6,899)	$(2,334)
Deduct: stock-based compensation expense determined under the fair value based method for all awards, net of tax	22	(182)	(43)

Net loss – pro forma	$(2,468)	$(7,081)	$(2,377)

Earnings per share:
Basic – as reported	$(0.69)	$(1.39)	$(0.38)
Basic – pro-forma	$(0.67)	$(1.42)	$(0.39)
Diluted – as reported	$(0.69)	$(1.39)	$(0.38)
Diluted – pro forma	$(0.67)	$(1.42)	$(0.39)

Options outstanding and exercisable at December 31, 2002, by price range:

	Outstanding Options			Options Exercisable
		Weighted Average
Range of Exercise Prices	Shares	Remaining Life	Exercise Price	Shares	Weighted Average Exercise Price
$0.25 to $0.75	240,500	8.2	0.49	96,375	0.49
$0.76 to $1.25	2,030,125	9.6	0.97	284,875	0.98
$1.26 to $1.75	87,837	6.8	1.51	87,837	1.51
$1.76 to $2.25	155,000	7.2	2.06	119,167	2.07
$2.26 to $3.00	15,000	6.0	3.00	15,000	3.00

	2,528,462			603,254

The amount of the pro forma charge has been determined using the Black-Scholes model, as permitted by FAS 123.  For purposes of the calculation, management used an average interest rate of 5.18% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 80%, a dividend yield of 0% and an expected life of 5 years for the grants.

11.       THIRD PARTY STOCK WARRANTS

The Company has agreements with various entities whereby the Company granted warrants in exchange for services.  The value of the warrants was determined using the Black-Scholes option model on the date of grant and a non-cash charge was recorded. Below is a schedule showing the warrants issued, the expiration date, exercise price and the value of the non-cash charge:

Date of Grant	Number of Warrants	Expiration Date	Exercise Price	Value ($ in thousands)
July 3, 2001	60,000	7/3/03	$1.15	$29,700
October 12, 2001	12,000	10/12/03	1.00	3,912
November 11, 2002	47,250	11/11/07	1.00	7,607

The above table excludes the following warrants issued: (1) 216,000 warrants (convertible into 2,160,000 common shares) issued to the Series A Preferred Shareholders (see Note 9),  (2) 50,000 warrants issued and another 60,000 warrants accrued for the Senior Convertible Subordinated Debt holders (see Note 16).

12.       NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income/(loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period.  Since the Company has a net loss from continuing operations, there were no common share equivalents that were dilutive during any of the periods presented.  The changes in outstanding shares during the three years ended December 31, 2002, 2001 and 2000 are shown below:

	2002	2001	2000
Common shares:
Outstanding at beginning of period	4,956,535	5,061,998	6,328,331
Shares issued during the period	37,500	30,000	0
Shares redeemed during the period	(807,000)	(135,463)	(1,266,333)
Outstanding at end of period	4,187,035	4,956,535	5,061,998

Basic and Diluted weighted average shares	4,894,152	4,976,024	6,130,366

In 2000, the Company settled a lawsuit involving shareholders who exercised dissenters’ rights with regard to the Company’s conversion of all Class B Common Stock to Class A Common Stock pursuant to a vote at a special meeting of shareholders held on January 21, 2000.  The terms of the settlement are set forth in a Settlement Agreement and Mutual Releases dated December 21, 2000

(“Settlement Agreement”).  The Settlement Agreement resulted in the Company redeeming 1,191,333 shares of Class B Common Stock and 75,000 Class A Shares.

In 2001, the Company issued 30,000 shares of its common stock to Piedmont Consulting, Inc. (“Piedmont”) under the terms of a Consulting Agreement dated as of April 30, 2001.  There were 135,463 escrow shares that expired and cancelled as part of the Company’s initial public offering and 1998 acquisitions (see Note 9).

In 2002, the Company issued 37,500 shares as a result of employees exercising stock options.  The Company purchased 806,983 shares as Treasury Stock in exchange for a note due from a shareholder (see Note 13).  There were 17 shares that were cancelled as fractional shares remaining in the escrow account relating to the 1998 acquisitions (see Note 9).

Earnings (loss) per share is computed as follows:

	2002	2001	2000
Income Available to common shareholders:
Loss from continuing operations	$(2,938)	$(3,831)	$(1,245)

Effect of Beneficial Conversion Feature of convertible preferred stock	(810)	0	0

Loss from continuing operations attributable to common shareholders	$(3,748)	$(3,831)	$(1,245)

Income (Loss) from discontinued operations	380	(3,068)	(1,089)

Net loss attributable to common shareholders	$(3,368)	$(6,899)	$(2,334)

Earnings (loss) per share – Basic and Diluted:
Continuing Operations	$(0.77)	$(0.77)	$(0.20)
Discontinued Operations	0.08	(0.62)	(0.18)
Net Loss	$(0.69)	$(1.39)	$(0.38)

13.       RELATED PARTY TRANSACTIONS

On December 1, 1999, the Company entered into a Loan Agreement with William M. Rychel pursuant to which the Company loaned Mr. Rychel a total of $1,775,000 to purchase from certain shareholders a total of 806,983 shares of our common stock.  The original term of the loan was one year which the Company extended until December 1, 2001 and, on December 1, 2001, the Company entered into another amendment with Mr. Rychel that extended the due date of the loan until December 1, 2002.  In exchange for extending the loan, Mr. Rychel agreed to a non-compete and a confidentiality and assignment of inventions agreement.  Under the Sarbanes-Oxley Act of 2002, this loan could not be extended beyond its current maturity of December 1, 2002 or otherwise materially modified.  On November 25, 2002, the Company repurchased the 806,983 shares in exchange for the outstanding loan plus accrued interest of $2,250,283.  The shares repurchased have been put into Treasury Stock using the closing market price of the stock of $0.94 per share.  The difference between the outstanding loan balance and the Treasury Stock resulted in a non-cash charge of $1,491,719.

Upon consummation of the Channels Business transaction, Centiv made loans to three former members of Centiv’s management team involved in the transaction.  A loan in the amount of

$200,000 was made to Scott Barker.  This loan is secured by 100,000 shares of Centiv common stock owned by Mr. Barker and will bear interest at a rate of 25 basis points over the current rate on the Company’s senior debt facility, as adjusted from time to time.  The principal amount of this loan plus accrued interest shall be due and payable December 31, 2003.  Upon the completion of the Channels Business transaction, the Company also made loans to Dave Boston and Pat McLaughlin on the same terms and conditions in the amounts of $30,000 and $20,000, respectively.

John P. Larkin, the Company’s President and Chief Executive Officer was an investor in the Series B Convertible Preferred Stock closed on March 31, 2003.  In connection with the investment, Mr. Larkin purchased 20,000 Units consisting of one share of Series B Convertible Preferred Stock and a warrant to purchase two shares of common stock at an exercise price of $0.50 per share.  In connection with that transaction, Mr. Larkin agreed with the Company to waive his conversion rights and to grant to the Company’s Chief Financial Officer an irrevocable proxy to vote those shares (in accordance with the majority of the Company’s capital stock entitled to vote thereon excluding these shares) until the Company’s stockholders ratify the issuance of the Series B Convertible Preferred Stock.

14.       RESTRUCTURING CHARGES AND OTHER EXPENSES

During 2002, as a result of the termination of the preferred supplier and support agreement with Anheuser Busch, the Company reduced headcount and other operating expenses.  Accordingly, $87,000 has been charged to operations in 2002 consisting of $75,000 for severance costs for reductions in staff and $12,000 relating to early lease termination cost.

During 2000, the Company continued its consolidation and centralization effort.  Therefore, the Company recorded a restructuring charge of $541,000 relating to the Channels Business’ employee severance and leased premises no longer necessary to the Company during the fourth quarter of 2000.  The restructuring charges were recorded in discontinued operations for the year ended December 31, 2000.

The following table provides a rollforward of the liabilities incurred in connection with the business restructuring.

($ in thousands) Type of Cost	December 31, 2001 Balance	2002 Restructuring Charges Against the Reserve	2002 Restructuring Accrual	December 31, 2002 Balance

Employee Separations	$11	$(11)	$75	$75
Facility Closings	84	(84)	12	12
Total	$95	$(95)	$87	$87

During the year ended December 31, 2002, payments of  $95,000 were made for employee separations of $11,000 and facility closings of $84,000. In addition, the Company recorded additional restructuring charges of $87,000 relating to the termination of the Anheuser Busch termination of the preferred supplier and support agreement.

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

The Company’s 2001, 2000 and 1999 consolidated financial statements have been reclassified to report separately the results of operations for the Channels Business.  The operating results for the years ended December 31, 2001 and 2000 of the discontinued Channels Business consist of:

	Year ended
($ in thousands)	December 31, 2001	December 31, 2000

Net sales:	$48,403	$72,854

Loss from operations before income taxes	(722)	(2,144)
Loss on sale of business	(2,175)	0
(Benefit)/provision from income taxes	184	(721)

Loss from discontinued operations	$(3,081)	$(1,423)

Summary information for the Channels Business follows:

	Year ended
($ in thousands)	December 31, 2001	December 31, 2000

Current assets	$9,236	$18,161
Other assets	2,569	2,991
Total assets	11,805	21,152
Current liabilities	(781)	(6,935)
Total net assets	$8,024	$14,217

Tekgraf Technology Systems Division

As of October 31, 2000, the Company sold the assets of its Tekgraf Systems Division to Micro Environments, LLC, a limited liability company, controlled by Anita, Ltd., one of the dissenting shareholders in the Dissenter’s Lawsuit.  As consideration for the assets of the Tekgraf Systems division, Anita, Ltd. transferred to the Company 375,752 shares of Class A common stock in partial settlement of the Dissenter’s Lawsuit.  Tekgraf Systems is an integrator of desktop PC’s and servers.  The division produced  $6.0 million in revenue and had a pre-tax operating loss of $190,000 for the ten months ended October 31, 2000.

The results of operations for the Tekgraf Technology Systems Division have been reclassified to discontinued operations.  The operating results for the year ended December 31, 2000 of the discontinued Tekgraf Technology Systems Division consist of:

December 31, 2000
($ in thousands)
Net sales:	$6,747

Loss from operations before income taxes	(190)
Benefit from income taxes	(72)

Loss from discontinued operations	$(118)

Calgraph Technology Services Business

On February 6, 2002, the Company sold the assets of the Calgraph Technology Services Business to Graphic Enterprises of Ohio, Inc.  The effective date of the transaction was January 31, 2002.  Centiv received consideration for the sale of the Calgraph assets in the amount of $1,050,000 in cash plus a minimum royalty of $625,000 to be paid over a 25 month period beginning in May 2002.  Graphic Enterprises also assumed certain liabilities of Calgraph.  The Company realized a pre-tax gain on the sale of $586,000, which is the cash received at closing of $1,050,000 plus the present value of the royalty payments of $618,000 less the book value of the net assets of $785,000 and less transaction fees associated with the sale of the business of $297,000.  In addition, the Company wrote off the deferred tax asset of $98,000 relating to the Calgraph Technology Services Business.  The pretax loss from operations for Calgraph Technology Services Business in January 2002 was $108,000.

16.       CONVERTIBLE SUBORDINATED DEBT

On September 30, 2002, the Company issued $1 million of Senior Subordinated Convertible Notes to private investors.  These notes are convertible into equity, at the lenders’ option upon the closing of, and at the same terms as, the next equity financing in which the Company raises at least $1,000,000.  The loan has a term that extends until the earlier of July 1, 2004 or two business days following the closing of an equity financing described above and pays interest at a rate of 10% per year.  In addition, the lenders received an aggregate of 50,000 warrants granted at the closing of the loan and will accrue an aggregate of an additional 20,000 warrants per month until such time as the loan is fully repaid or converted into equity.   The warrant has a five-year life with an exercise price of $1.75 per share and is callable by the Company if the market price of the Company’s common stock closes at or above $5.00 per share for 10 consecutive trading days.  The initial 50,000 warrants were valued at $11,858 using the Black-Scholes valuation method creating an unamortized discount on the Senior Subordinated Convertible Notes.  The unamortized discount will be amortized to interest expense over the term of the note.

The Company accrued 20,000 warrants per month beginning in October 2002 until such time the loan is repaid or converted into equity. Using the Black-Scholes valuation method, a total of 60,000 additional warrants have been accrued as of December 31, 2002 at a value of $14,400.

17.       SUBSEQUENT EVENT – CAPITAL INVESTMENT

On March 31, 2003, the Company sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred”) and one warrant to purchase two shares of Common Stock (the “Warrant”), which amounted to 20% warrant coverage.  As part of the private placement, the holders of $500,000 of the outstanding Convertible Subordinated Debt converted into Series B Preferred on the same terms.  The remaining $500,000 was repaid in full from proceeds of this offering.  In addition, the Company issued an additional 270,000 shares of Series B Preferred in conversion of 135,000 of its outstanding Series A Convertible Preferred Stock (the “Series A Preferred”). No Warrants were issued in connection with the shares of Series B Preferred issued in exchange for the Series A Preferred.  In addition, the warrants to purchase Series A Preferred held by the Series A Preferred investors were cancelled for no value in connection with the conversion.  The remaining 81,000 outstanding shares of Series A Preferred was converted on March 31, 2003 into 810,000 shares of common stock in accordance with the terms of the Series A Preferred certificate of designations.

The purchase price for each unit was $5.00 per unit (the “Purchase Price”).  Because each share of Series B Preferred is convertible, initially, into ten shares of Common Stock, the effective purchase price was $0.50 for each share of Common Stock purchased.  The Warrant gives the holder the right, until seven years after the issuance of the Warrant, to purchase two shares of Common Stock at a purchase price of $0.50 per share.  Neither the Series B Preferred nor the Warrants have been registered under the Securities Act of 1933.  Therefore, they may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

The Series B Preferred has a liquidation preference over Common Stock equal to two times the Purchase Price plus any accrued and unpaid dividends.  If not previously converted, the Series B Preferred will begin to accrue dividends on April 1, 2004 at an annual rate equal to 8% of the Purchase Price per year.  In addition, if not previously converted into Common Stock, the Series B Preferred will be subject to redemption at the option of the Company on March 31, 2007 at a redemption price equal to the Series B Preferred liquidation preference amount.  If the Company fails to redeem the Series B Preferred on that date, the holders of the Series B Preferred become entitled to elect a majority of the board of directors.  Notwithstanding the foregoing, directors elected by virtue of the voting rights of the Series B Preferred would have to recuse themselves from any vote to redeem all or a portion of the Series B Preferred.

As stated, the Series B Preferred is initially convertible into 10 shares of Common Stock for each share of the Series B Preferred.  This conversion ratio, however, is subject to anti-dilution adjustment if the Company issues any capital stock (or securities exercisable for or convertible into capital stock) for a per share price less than the then current conversion price of $0.50 per share, except for issuances pursuant to the Company’s stock option plan and certain other issuances to business partners.  The anti-dilution adjustment will be made on a full-ratchet basis.  The price anti-dilution protection will not apply until the Company’s stockholders ratify the authorization of the Series B Preferred.

The purchasers of the Series B Preferred may voluntarily convert the Series B Preferred at any time.  The Series B Preferred will be automatically converted if (i) the Company meets either Conversion Milestone defined below, or (ii) holders of 2/3 of the outstanding shares of the Series B Preferred agree to convert.  In either event, however, an automatic conversion will only occur if a registration statement covering the resale of the shares issuable upon conversion is in effect at that time. “Conversion Milestone” shall mean either (a) the Company’s pretax earnings from ongoing operations are equal to or greater than $6 million in the aggregate in any four consecutive fiscal quarters as determined in accordance with United States Generally Accepted Accounting Principles (“GAAP”) as applied by the Company on the date when the Series B Preferred was first issued and the closing trading price of the Company’s Common Stock is equal to or greater than $2.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares after the filing date hereof) for ten consecutive Trading Days (as defined below), or (b) the closing of a “firm commitment” underwritten public offering of Common Stock in which the public offering price per share of Common Stock is at least equal to 3 times the then-applicable conversion price for the Series B Preferred and which offering results in gross proceeds to the Company of not less than $15 million.  “Trading Day” shall mean a business day on which at least 50,000 shares of Common Stock are traded on the principal United States securities exchange or automated quotation system on which such security is listed or traded.

The Series B Preferred Stock financing included cash proceeds of $2,000,000 plus the conversion of $500,000 of the Company’s Senior Convertible Subordinated Debt that was issued on September 28, 2002.  The remaining Senior Convertible Subordinated Debt of $500,000 was repaid out of the proceeds of this financing and as of March 31, 2003 the Company is debt free.  Aggregate transaction costs of $90,000 representing legal, accounting and registration fees were incurred bringing the net proceeds, after  repaying the Subordinated Debt and transaction costs, to $1,410,000.

($ in thousands)	As Reported December 31, 2002	Private Equity Adjustment	Pro forma December 31, 2002
Current assets	$4,544	$1,500	$6,023
Other assets	1,844	0	1,844
Total assets	$6,388	$1,500	$7,888

Current liabilities	$3,761	$90	$3,851
Convertible Subordinated Debt	990	(990)	0
Non current liabilities	162	0	162
Total liabilities	$4,913	$(900)	$4,013

Total equity	$1,475	$2,400	$3,875
Total liabilities and total equity	$6,388	$1,500	$7,888

The Company believes that this financing will be adequate to satisfy its current and planned operations for at least the next 12 months.

18.       SEGMENT INFORMATION

In previous years, the Company had three business units:  Channels, Centiv (POP) and Services.  As mentioned in Note 15 above, the Channels Business was sold as of December 31, 2001 and the Calgraph Technology Services Business was sold effective January 31, 2002.  As a result of these divestitures, the Company currently operates as a single business unit.  All prior year results have been restated to be comparative to the current year’s results.

19.       SIGNIFICANT CUSTOMERS

No single customer accounted for more than 10% of the sales for the years ended December 31, 2002 and 2001.  On a combined basis, however, distributors affiliated with Anheuser-Busch accounted for approximately 97% and 99% of the sales for the years ended December 31, 2002 and 2001, respectively.  For the year ended December 31, 2000, Anheuser-Busch accounted for 97% of net sales.   International sales were insignificant for the years ended December 31, 2002, 2001 and 2000.

20.       RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standard Board (FASB) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets.”  SFAS No. 141 is effective for all business combinations completed after June 30, 2001.  SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142.  Major provisions of the Statements and their effective dates for the Company are as follows:

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

5.               All acquired goodwill must be assigned to reporting units for purposes of impairment testing and sgment reporting.

At December 31, 2002, the Company had no goodwill recorded.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This statement supersedes SFAS No. 121 “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30.  “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business.

The Company adopted SFAS No. 144 at January 1, 2002, and that adoption did not have a material effect on its results of operations or financial position.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 46, Amendment of FASB Statement No. 13, and Technical Corrections, “SFAS No. 145 addresses a variety of accounting practices.  The provisions of this statement related to the rescission of Statement No. 4 (Reporting Gains and Losses from Extinguishment of Debt) are effective for fiscal years beginning after May 15, 2002.  The provisions of this statement related to Statement No. 13 (Accounting of Leases) are effective for transactions occurring after May 15, 2002.  All other provisions of this statement are effective for financial statements issued on or after May 15, 2002.  Statement No. 44 was entitles “According for Intangible Assets of Motor Carriers” and Statement No. 64 was entitled “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”

The company adopted those provisions of SFAS No. 145 that were effective as of May 15, 2002.  Adoption of those provisions did not have a material effect on the Company’s results of operations or financial position.  For those provisions that are effective for fiscal years beginning after May 15, 2002, the Company does not expect that adoption of those provisions will have a material effect on its results of operations or financial position.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” This statement requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This new statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect that adoption of this statement will have a material effect on its results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This is an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in FIN No.45 are effective for financial statements of interim or annual periods ending December 15, 2002.  The Company does not expect that adoption of this interpretation will have a material effect on its results of operations or financial position.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.”  This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation.  In addition, this statement amends the disclosure requirements of SFAS No. 123 to require more prominent disclosures in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method on reported amounts.  The amendments to SFAS No. 123 in paragraphs 2(a)-2(e) of this statement were effective for financial statements for fiscal years ending after December 15, 2002 and were adopted by the Company in 2002.  Adoption of these paragraphs did not have a material effect on the Company’s results of operations or financial positions.  The amendment to SFAS No. 123 in paragraph 2(f) of this Statement and the amendment to Opinion 28 in paragraph 3 are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The Company does not expect that adoption of these portions of the statement will have a material effect on its results of operations or financial positions.

In January 2003, the FASB issued Interpretation No.46 (FIN No. 46), “Consolidation of Variable Interest Entities.”  This is and interpretation of Accounting Research Bulletin No. 51, and revises the requirements for consolidation by business enterprises of variable interest entities.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entitles in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise hold a variable interest that it acquired before February 1, 2003.  FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period.  FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.  The Company is not party to any variable interest entity.  The Company does not expect that adoption of this interpretation will have a material effect on its results of operations or financial position.

21.       CONSOLIDATED CONDENSED QUARTERLY INFORMATION (UNAUDITED)

Selected unaudited financial information for each of the four quarters in the years ended December 31, 2002 and 2001 are as follows ($ in thousands, except for share data):

	NET SALES	GROSS PROFIT	NET INCOME (LOSS) FROM CONTINUING OPERATIONS	NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	NET INCOME/(LOSS) PER SHARE BASIC AND DILUTED FROM CONTINUING OPERATIONS	NET INCOME/(LOSS) PER SHARE BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED

2002

First	$3,807	$958	$(67)	$380	$(0.17)	$0.08	4,956,535
Second	3,501	962	(338)	0	(0.08)	0.00	4,961,645
Third	4,769	990	(508)	0	(0.10)	0.00	4,982,766
Fourth	13,431	1,636	(2,025)	0	(0.43)	0.00	4,678,252

Total	$25,508	$4,546	$(2,938)	$380	$(0.77)	$0.08	4,894,152

2001

First	$2,934	$608	$(413)	$98	$(0.08)	$0.02	5,061,998
Second	2,999	602	(438)	140	(0.09)	0.03	4,929,906
Third	3,222	727	(686)	(253)	(0.14)	(0.05)	4,956,535
Fourth	3,277	513	(2,294)	(3,053)	(0.46)	(0.62)	4,956,535

Total	$12,432	$2,450	$(3,831)	$(3,068)	$(0.77)	$(0.62)	4,976,024

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

($ in thousands) DESCRIPTION	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS AND RECLASSIFICATIONS	BALANCE AT END OF YEAR

2002
Allowance for doubtful accounts	$42,546	$(2,000)	$(21,137)	$19,409
Inventory reserves	$134,440	$77,677	$(97,402)	$114,715

2001
Allowance for doubtful accounts	$50,000	$33,000	$(40,454)	$42,546
Inventory reserves	$0	$134,440	$0	$134,440

2000
Allowance for doubtful accounts	$17,000	$33,000	$0	$50,000
Inventory reserves	$0	$0	$0	$0

Officers and Directors	Corporate Information

John P. Larkin	Corporate Office
Chief Executive Officer and	998 Forest Edge Drive
Director	Vernon Hills, Illinois 60061
	Phone:	(847) 876-8300
Thomas M. Mason	Fax:	(847) 955-1269
Chief Financial Officer,
Secretary and Director	Registrar and Transfer Agent
American Stock Transfer & Trust Company
John Bauer	40 Wall Street
Chief Marketing Officer	46th Floor
New York, New York 10005
James M. Kearney
Chief Information Officer	Independent Auditors
Grant Thornton LLP
Steven J. Carnevale.	175 West Jackson Blvd.
Director	Chicago, Illinois 60604

Frank X. Dalton, Jr.	General Counsel
Director	Gardner Carton & Douglas LLC
191 N. Wacker Drive, Suite 3700
Kim Feil	Chicago, Illinois 60606
Director
Annual Shareholders’ Meeting
The annual meeting of shareholders will be held on
Thursday, May 22, 2003, at 10:00 a.m. CST
Centiv Headquarters
998 Forest Edge Drive
Vernon Hills, Illinois 60061
	Phone:	(847) 876-8300