Form 10-K/A
period 2002-12-31
CENTIV INC
filed 2003-04-25
CIK 1044167

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

i

EXPLANATORY NOTE REGARDING AMENDED 10-K

We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K, which was originally filed with the Securities and Exchange Commission on April 4, 2003, solely to (i) include the information required by Part III and (ii) reflect a change in the date of our Annual Meeting as shown on the last page of this document. Certain of this information was to be incorporated by reference into the originally filed Form 10-K but will not be because we will not be filing our annual meeting proxy statement with the Securities and Exchange Commission within 120 days of our fiscal year end.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

Directors

Due to the resignation of William M. Rychel effective as of December 31, 2002, the Company’s board of directors was reduced to six directors.  Mr. Albert E. Sisto resigned as a member of the Company's board of directors effective as of March 27, 2002 and Ms. Kim Feil, Mr. Frank Dalton and Mr. Steven J. Carnevale resigned as members of the Company’s board of directors effective as of April 22, 2003, each to pursue other interests.  On April 22, 2003, the board appointed Mr. Thomas Pennell (as our preferred stockholders’ designee), Mr. Len Finelli, Mr. Daryl Splithoff and Mr. J. Smoke Wallin, respectively, to fill the vacancies created by the resignations of Mr. Sisto, Ms. Feil, Mr. Dalton and Mr. Carnevale, in each case to serve until the expiration of their respective predecessor’s term until a qualified successor director has been elected, or until he or she resigns or is removed by the board.

The Company’s directors are divided into three classes consisting of two directors in each class who serve overlapping three-year terms.  The Class I Directors’ terms expire at the 2003 Annual Meeting.  Five of the six directors are elected by the holders of common stock and preferred stock, voting together as a class, and one director (Mr. Pennell) is elected only by the holders of preferred stock.  A director serves until a qualified successor director has been elected, or until he or she resigns or is removed by the board.

Directors Continuing Until 2003 Annual Meeting

John P. Larkin, 46, prior to joining Centiv, Mr. Larkin co-founded Spectra Marketing Systems, Inc., a consumer marketing database services firm, which he built to $100 million in sales between 1988 and 1997. Before founding Spectra, Mr. Larkin was Vice President - Product Management at Information Resources, Inc. He began his career with various positions at Procter & Gamble and The Minute Maid Company and also served as Director of Sales Planning and Operations at The Treesweet Company. He holds a BS/BA from the University of Kentucky. Mr. Larkin has been a director since December 2002.

Len Finelli, 50, is the Chief Financial Officer/Executive VP Business Strategy, Nielsen Retail Entertainment Information, a division of VNU Media Measurement & Information (www.vnu.com).  Mr. Finelli has been with VNU since 1987, and has held a number of key financial and managerial positions during his tenure.  He has served in his current capacity since 2001.  After initially being employed as Controller, Mr. Finelli was promoted in 1990 to CFO of VNU Business Information Services (later re-named to VNU Marketing Information Services Inc.).  Mr. Finelli is also a director and minority owner of Spot Quotation and Data, a New York based media research firm.  Mr. Finelli was appointed by the board of directors on April 22, 2003 to fill the vacancy created by Ms. Feil's resignation.

Directors Continuing Until 2004 Annual Meeting

Daryl Splithoff, 53, has been with the Wm. Wrigley Jr. Company since September 1, 2000 where he is currently Senior Vice President – Supply Chain and Corporate Development. Before joining the Wrigley Company, Mr. Splithoff was, from March 1998 to September 1999, the President & CEO of Edwards Fine Foods (EFF), a frozen dessert company headquartered in Atlanta.  He joined EFF after ten years with the Keebler Company, where he was Senior Vice President of Sales and Distribution and served as a member of Keebler’s Executive Management Committee. Mr. Splithoff was appointed by the board of directors on April 22, 2003 to fill the vacancy created by Mr. Dalton's resignation.

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

Directors Continuing Until 2005 Annual Meeting

J. Smoke Wallin, 36, has since 1999 been the founder and Chairman & CEO of eSkye Solutions (www.eskyesolutions.com), a leading software solutions provider to the beverage, Consumer Packaged Goods (CPG) and distribution industries. Mr. Wallin began his career in 1988 with National Wine and Spirits, Inc. (www.nwscorp.com), the nation’s sixth largest beverage alcohol distributor, and he became Executive Vice President and a Director of National Wine and Spirits, Inc. in 1993. He is also currently Chairman of the Wine & Spirits Wholesalers of America (www.wswa.org). Mr. Wallin serves numerous philanthropic organizations including Boy Scouts of America, Junior Achievement and Vanderbilt University. Mr. Wallin was appointed by the board of directors on April 22, 2003 to fill the vacancy created by Mr. Carnevale’s resignation.

Thomas Pennell, 38, has since 1996 been the Managing Partner of Pennell Venture Partners (www.pennell.com), a technology focused venture capital fund based in New York.  Prior to establishing PVP, Mr. Pennell held positions in venture capital and small business finance with Chase Manhattan Bank in 1996, Endeavor Capital Management from 1992 to 1995 and Access Capital prior to that time.  On March 31, 2003, the holders of our Series B Convertible Preferred Stock designated Mr. Pennell as their preferred director pursuant to the terms of our Restated Articles of Incorporation and the related Series B Preferred Certificate of Designations, Preferences and Rights, and the Board appointed Mr. Pennell effective April 22, 2003 to fill the vacancy created by the resignation of Mr. Sisto.

Executive Officers

Following is certain information about our current executive officers, based on information furnished by them.

John P. Larkin, 46, prior to joining Centiv, Mr. Larkin co-founded Spectra Marketing Systems, Inc., a consumer marketing database services firm, which he built to $100 million in sales between 1988 and 1997. Before founding Spectra, Mr. Larkin was Vice President – Product Management at Information Resources, Inc. (Nasdaq: IRIC). He began his career with various positions at Procter & Gamble and The Minute Maid Company and also served as Director of Sales Planning and Operations at The Treesweet Company. He holds a BS/BA from the University of Kentucky. Mr. Larkin has been a director since December 2002.

James M. Kearney, 48, joined Centiv as Vice President, Chief Information Officer in July 2000. Prior to joining Centiv, Mr. Kearney served as Director of Applications Development for Beloit Corporation, a global manufacturer of paper making machinery. Mr. Kearney’s experience also includes serving as Director, Information

Services with The Chicago Faucet Company, a plumbing products manufacturer, from July 1993 through May 1997 and Director, Information Services with Cobra Corporation, a distributor of consumer electronics products from November 1991 through July 1993.

John R. Bauer, 48, joined Centiv as Vice President, Chief Marketing Officer in April 2002.  Prior to joining Centiv, Mr. Bauer experience includes 25 years in sales and marketing for major packaged goods companies, including 13 years with The Pillsbury Company. He later served in executive roles at Tropicana Products, Inc., Lykes Bros. Inc. and World’s Finest Chocolate. Most recently, Mr. Bauer was a Partner with Mosaic InfoForce, a joint venture between Information Resources, Inc. and Mosaic, Inc. Mr. Bauer earned a BA at Duke University and an MBA from the University of St. Thomas in St. Paul, MN.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that Centiv’s executive officers, directors and 10% stockholders file reports of securities ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors and 10% owners also are required to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of these reports provided to us and written representations that no other reports were required, we believe that all filing requirements were met during fiscal 2002.

ITEM 11.  EXECUTIVE COMPENSATION.

This following table summarizes the before-tax compensation for the Chief Executive Officer and the next four most highly compensated executive officers of Centiv, as well as for Mark Lewis, who served as an executive officer of Centiv during a portion of 2002.

Summary Compensation

Name and Principal Position	Year	Annual Compensation			Long-Term Compensation	All Other Compensation(2)
					Awards
		Salary	Bonus		Securities Underlying Options
William M. Rychel	2002	$175,000	$90,000	(1)	75,000	$9,545
Chief Executive Officer	2001	175,000	87,500		100,000	9,205
(until December 31, 2002)	2000	175,000	87,500		—	9,024

John P. Larkin	2002	$25,000	—		1,423,000	—
President and Chief Executive Officer
(since December 31, 2002)
President and Chief Operating Officer
(since October 28, 2002)

Thomas M. Mason	2002	$160,000	$0	(3)	75,000	$820
Chief Financial Officer	2001	160,000	58,333		40,000	820
(since March 2000)	2000	131,590	91,667		60,000	633

Mark C. Lewis	2002	$18,264	—		—	$68
Former President of CalGraph	2001	160,000	$40,000		30,000	820
Technology Services, Inc.	2000	158,751	100,000		40,000	419
(until January 2002)

James M. Kearney	2002	$120,729	$0	(3)	15,000	$542
Chief Information Officer	2001	115,000	16,150		15,000	542
(since July 2000)	2000	55,105	8,250		10,000	419

John R. Bauer	2002	$127,997	$0	(3)	75,000	$538
Vice President of Marketing
(since April, 2002)

(1)                Paid at $12,500 per month beginning May 2003.

(2)                Represents payments made by Centiv on a long-term disability policy.

(3)                The following bonuses were accrued as of December 31, 2002, Mr. Mason: $58,580; Mr. Kearney: $14,625; and Mr. Bauer: $32,951.  However, these officers agreed to forgive the payment of these bonuses in connection with the establishment of the Company’s Key Employee Incentive Plan.

Option Grants in 2002

This table gives information relating to option grants during 2002 to the executive officers listed in the Summary Compensation Table.  Unless otherwise noted, the options were granted under our Amended and Restated 1997

Stock Option Plan.  Unless otherwise noted, the options vest in four equal annual installments beginning on the first anniversary of the grant date.

The potential realizable value is calculated based on the term of the option at its time of grant, 10 years,  except for those options owned by Mr. Rychel for which the period is five years. The calculation assumes that the fair market value on the date of grant appreciates at the indicated rate compounded annually for the entire term of the option and that the option is exercised at the exercise price and the stock is sold on the last day of its term at the appreciated price. Stock price appreciation of 5% and 10% is assumed pursuant to the rules of the Securities and Exchange Commission.  The actual price appreciation may be substantially greater or lower than that assumed under these rules.  We cannot assure you that the actual stock price will appreciate over the 10-year option term at the assumed levels or at any other defined level. The closing price of the Common Stock on March 31, 2003 was $0.40 per share.

	Individual Grants
Name	Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2002	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
					5%	10%
William M. Rychel	75,000	3.7%	$0.89	2/12/07	$13,975	$37,701
John P. Larkin(1)	1,423,000	70.9	$1.00	10/28/12	894,917	2,267,896
Thomas M. Mason	75,000	3.7	0.85	2/12/12	127,352	322,736
Mark C. Lewis	—	—	—	—	8,845	22,414
James M. Kearney	15,000	0.7	0.85	2/12/12	20,301	51,449
John R. Bauer	75,000	3.7	0.78	4/18/12	36,790	93,234

(1)           Granted outside of the 1997 Stock Option Plan.  These options vest as follows:

a.     85,000 options vested upon Grant Date (October 28, 2002).

b.     200,000 options that will vest 25% per year on the anniversary date of the Grant Date.  In the event of a change-of-control, all unvested options described in this paragraph will be vested in full, concurrent with the change-of-control transaction

c.     85,000 options that will vest on January 1, 2004 and 85,000 additional options that will vest 25% per year on January 1, 2005, 2006, 2007 and 2008.  In the event of a change-of-control after January 1, 2003 and before December 31, 2003, all unvested options described in this paragraph will be vested in full on a pro-rata basis concurrent with the change-of-control  transaction.

d.     170,000 options that will vest on January 1, 2005 and 170,000 options that will vest 25% per year on January 1, 2006, 2007, 2008 and 2009.  In the event of a change-of-control after January 1, 2004 and before December 31, 2005, all unvested options described in this paragraph will be vested in full on a pro-rata basis concurrent with the change-of-control transaction.

e.     628,000 options that will vest on November 1, 2008 (hereinafter referred to as the “2008 Options”)

i.              For fiscal Year 2003, for every 1% of revenue achieved in excess of Plan to a maximum of 140% (a maximum of 314,000 shares per year), the vesting of 7,850 of the 2008 Options will be accelerated to begin vesting on January 1, 2004 and will vest 25% per year for four years on the anniversary of  January 1, 2004.

ii.             For fiscal Year 2004, for every 1% of revenue achieved in excess of Plan, to a maximum of 140% (a maximum of 314,000 shares per year), the vesting of 7,850 of the “2008 Options” will to begin vesting on January 1, 2005 and will vest 25% per year for four years on the anniversary of  January 1, 2005.

In the event of a change-of-control, all unvested options described in paragraphs 1(e)(i) and 1(e)(ii) above that have had their vesting date accelerated will be vested in full concurrent with the change-of-control transaction.

Option Exercises in 2002 and
2002 Year-End Option Values

None of the executive officers listed in the Summary Compensation Table exercised stock options during 2002.  The value of unexercised in-the-money options at year end 2002 is determined using the difference between the option exercise price and $0.32 (the closing price of Centiv Common Stock on the last trading day of the fiscal year, December 31, 2002) multiplied by the number of shares underlying the option.  An option is in-the-money if the market value of the Common Stock subject to the option is greater than the exercise price.

Name	Securities Underlying Unexercised Options at Year End 2002		Value of Unexercised In-the-Money Options at Year End 2002
	Exercisable	Unexercisable	Exercisable	Unexercisable
William M. Rychel	125,000	0	0	0
John P. Larkin	85,000	1,338,000	0	0
Thomas M. Mason	98,750	76,250	0	0
Mark C. Lewis	60,000	0	0	0
James Kearney	16,250	23,750	0	0
John R. Bauer	18,750	56,250	0	0

Key Employee Incentive Pool

On March 27, 2003, the compensation committee of the Board of Directors and the full Board of Directors, including the independent directors unanimously approved the establishment of a Key Employee Incentive Pool (“KEIP”).  Under the KEIP, upon the consummation of a sale of all or substantially all of the assets of Centiv or the consummation of a merger wherein the then current stockholders of Centiv do not own at least 50% of the outstanding voting power of the surviving entity or upon a sale of all or substantially all of the outstanding capital stock of Centiv, the participating employees shall receive bonuses (payable in the consideration of the sale) according to the following:

•                  If the total consideration received, including any assumption of debt, is less than $15 million there will be no bonuses paid under the KEIP;

•                  If the total consideration received, including any assumption of debt, is greater than $15 million and less than $75 million the KEIP will equal 15% of the total consideration; and

•                  If the total consideration received, including any assumption of debt, greater than $75 million the KEIP will be the greater of 10% or $11.25 million.

All participants and allocation to those participants under the KEIP will be subject to approval of the compensation committee of the Board of Directors.  On April 22, 2003, the Board of Directors approved the unanimously approved the following initial participants and allocations (assuming a 15% incentive pool; for proceeds in excess of $75 million, the percentages would be adjusted on a pro rata basis):

Name	% of Proceeds
John P. Larkin	10.05%
Thomas M. Mason	2.10%
John R. Bauer	.60%
James Kearney	.60%
Other Non-Executive Officer Employees	1.50%
Other Employees (to be approved)	.15%
Total Incentive	15.00%

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows how much of each class of our stock was beneficially owned as of April 1, 2003 by:

•                  our Chief Executive Officer and other individuals named in the Summary Compensation Table included in this proxy statement;

•                  each director;

•                  each stockholder known by us to own beneficially at least 5% of our Common Stock or Preferred Stock; and

•                  all directors and executive officers as a group.

Beneficial ownership is a technical term broadly defined by the SEC to mean more than ownership in the usual sense.  In general, beneficial ownership includes any shares a director or executive officer can vote or transfer,  shares subject to stock options and warrants that are exercisable currently or become exercisable within 60 days and shares subject to convertible securities that are convertible currently or within 60 days.  These shares are considered to be outstanding for the purpose of calculating the percentage of ownership of the stockholder holding these options, warrants or convertible securities, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person.  Percentage ownership is based on 4,997,035 shares of Common Stock, 770,000 shares of Series B Convertible Preferred Stock  (each share of Preferred Stock is, at the holder’s option, convertible into shares of Common Stock, subject to certain anti-dilution protection) outstanding as of April 1, 2003.  Except as otherwise noted, the stockholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.

	Shares of Common Stock Beneficially Owned (1)	Percent of Common Stock		Shares of Class B Preferred Stock Beneficially Owned	Percent of Class B Preferred Stock
Named Executive Officers and Directors
William M. Rychel (2)	533,561	10.42%		—	—
John P. Larkin (3) (4)	365,000	6.11		20,000	2.60%
Thomas M. Mason	114,250	2.24		—	—
John Bauer	37,500		*	—	—
Mark C. Lewis (5)	162,500	3.25		—	—
James Kearney	21,250		*	—	—
Steven J. Carnevale (6)	184,667	3.56		—	—
Frank X. Dalton, Jr. (7)	41,667		*	—	—
Kim Feil (8)	10,000		*	—	—
Albert E. Sisto (9)	199,667	3.92		—	—
Thomas Pennell (10)	1,480,000	23.96		80,000	10.39
J. Smoke Wallin (11)	—	—		—	—
Daryl Splithoff (12)	—	—		—	—
Len Finelli (13)	—	—		—	—
All current directors and executive officers as a group (8 persons)	2,214,334	37.59		100,000	12.99

Other 5% Stockholders
Thomas A. Gust (11)	385,223	7.71		—	—
Harry S. Gierhart (12)	367,100	7.35		—	—
Talkot Crossover Fund (13)	2,294,000	31.46		205,000	26.62
Thomas B. Akin (14)	4,588,000	47.87		410,000	53.28
Pennell Venture Partners Marathon Fund II, LP (15)	1,480,000	23.96		80,000	10.39
Garrison Master Fund (16)	384,000	7.43		—	—

*                       Less than 1%.

(1)                Includes options and warrants to purchase shares of our Common Stock that are currently exercisable or exercisable within 60 days as follows:  Mr. Larkin, 125,000 shares; Mr. Rychel, 125,000 shares; Mr. Mason, 98,750 shares; John Bauer, 37,500 shares; Mr. Kearney, 16,250 shares; Mr. Carnevale, 184,667 shares; Mr. Dalton, 41,667 shares; Ms. Feil, 10,000 shares; Mr. Sisto, 141,667 shares; Mr. Pennell, 380,000 and all current directors and executive officers as a group, 769,159 shares.

(2)                Mr. Rychel’s address is c/o Centiv, Inc., 998 Forest Edge Drive, Vernon Hills, Illinois 60061.

(3)                Mr. Larkin’s address is c/o Centiv, Inc, 998 Forest Edge Drive, Vernon Hills, Illinois 60061.

(4)                Shares of Common Stock beneficially owned includes 200,000 shares issuable upon conversion into Common Stock of all shares of Series B Preferred Stock held by Mr. Larkin.

(5)                Mr. Lewis’s address is c/o Graphics Enterprises, 3874 Highland Park Northwest, North Canton, Ohio  44720

(6)                Mr. Carnevale resigned as a member of the Board of Directors to pursue other interests and to make room for the appointment and election of new directors with significant experience in our industry effective April 22, 2003.

(7)                Mr. Dalton resigned as a member of the Board of Directors to pursue other interests and to make room for the appointment and election of new directors with significant experience in our industry effective April 22, 2003.

(8)                Ms. Feil resigned as a member of the Board of Directors to pursue other interests and to make room for the appointment and election of new directors with significant experience in our industry effective April 22, 2003.

(9)                Shares of Common Stock beneficially owned includes 50,000 shares of Common Stock and warrants to purchase 50,000 shares of Common Stock held by Sixth Bridge L.P.  Mr. Sisto is a General Partner for Sixth Bridge L.P., and, as such, shares the power to direct the actions of Sixth Bridge L.P.  Therefore, Mr. Sisto may be deemed to be a beneficial owner of these shares.  Mr. Sisto disclaims beneficial ownership of all of these shares.  The address for Mr. Sisto is 411 E. Plumeria Drive, San Jose, California 94549.  Mr. Sisto resigned as a member of the Board of Directors to pursue other interests and to make room for the appointment and election of new directors with significant experience in our industry effective March 27, 2003.

(10)          Shares of Common Stock owned consists of 300,000 shares of Common Stock, 800,000 shares of Common Stock issuable upon conversion into Common Stock of all shares of Preferred Stock and warrants to purchase an additional 380,000 shares of Common Stock.  In each case these securities are owned of record by Pennell Venture Partners Marathon Fund II, LP.  Mr. Pennell is the Managing Partner of Pennell Venture Partners II, LLC, the manager of Pennell Venture Partners Marathon Fund II, LP and, as such, shares the power to direct the actions of Pennell Venture Partners Marathon Fund II, LP.  Therefore, Mr. Pennell may be deemed to be a beneficial owner of these shares.  Mr. Pennell disclaims beneficial ownership of all of these shares. The address for Mr. Pennell is c/o Pennell Venture Partners Marathon Fund II, LP is 10 Jones Street, 6th Floor, New York, New York 10014.  Mr. Pennell became a director of the Company on April 22, 2003.

(11)          Mr. Wallin became a director of the Company on April 22, 2003.

(12)          Mr. Splithoff became a director of the Company on April 22, 2003.

(13)          Mr. Finelli became a director of the Company on April 22, 2003.

(14)          Mr. Gust’s address is 200 North Fairway Drive, Suite 202, Vernon Hills, Illinois 60061.

(15)          Includes 51,000 shares held by children or affiliates of Mr. Gierhart as to which he disclaims ownership.  Mr. Gierhart’s address is 1099 Los Robles Avenue, Palo Alto, California 94306.

(16)          Shares of Common Stock beneficially owned consists of 2,294,000 shares issuable upon conversion into Common Stock of all shares of Preferred Stock and warrants to purchase shares of Common Stock. The address for Talkot Crossover Fund is 2400 Bridgeway, Suite 200, Sausalito, CA 94965.

(17)          Shares of Common Stock beneficially owned includes 2,294,000 shares issuable upon conversion into Common Stock of all shares of Preferred Stock and warrants to purchase shares of Common Stock.  Shares of Common Stock beneficially owned also includes 2,294,000 shares issuable upon conversion into Common Stock of all shares of Preferred Stock and warrants to purchase shares of Common Stock held by Talkot Crossover Fund. Mr. Akin is a Partner of  Talkot Capital LLC, the fund manager of Talkot Crossover Fund, and, as such, shares the power to direct the actions of Talkot Crossover Fund.  Therefore, Mr. Akin may be deemed to be a beneficial owner of these shares.  Mr. Akin disclaims beneficial ownership of all of these shares.  The address for Mr. Akin is 2400 Bridgeway, Suite 300, Sausalito, California 94965.

(18)          Shares of Common Stock owned consists of 300,000 shares of Common Stock, 800,000 shares of Common Stock issuable upon conversion into Common Stock of all shares of Preferred Stock and warrants to purchase an additional 380,000 shares of Common Stock.  The address for Pennell Venture Partners Marathon Fund II, LP is 10 Jones Street, 6th Floor, New York, New York 10014.

(19)          Shares of Common Stock beneficially owned consists of 192,000 shares issuable upon exercise of warrants to purchase Common Stock. The address for Garrison Master Fund is c/o Barbary Coast Capital Management, One Sansome Street, Suite 2900, San Francisco, California 94104.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Mr. Rychel

We loaned Mr. Rychel a total of $1,775,000 to purchase from certain shareholders a total of 806,983 shares of our Common Stock, 685,816 of which were shares of Class B Common Stock.  All outstanding shares of our Class B Common Stock were converted into our Common Stock on a one-for-one basis on January 21, 2000.  The loan was due on December 1, 2001 and was renewed until December 1, 2002.  In November 2002, we repurchased the 806,983 shares in exchange for the outstanding loan plus accrued interest of $2,250,283.

Transactions with Talkot Capital, LLC and Mr. Larkin

On March 31, 2003, we sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred”) and one warrant to purchase two shares of Common Stock (the “Warrant”), which amounted to 20% warrant coverage.  Talkot Crossover Fund, a fund managed by Talkot Capital, LLC, of which Mr. Carnevale, our former Chairman, was the Director of Private Equity Investing until December 2002 and Thomas B. Akin, both of whom are significant Centiv stockholders were investors in the offering.  Additionally, John P. Larkin, our President and Chief Executive Officer was also an investor in the offering.  Talkot Crossover Fund and Mr. Akin each acquired 205,000 shares of Series B Convertible Preferred Stock and warrants to purchase 210,000 shares of our Common Stock at an exercise price of $0.50 per share.  Mr. Larkin acquired 20,000 shares of Series B Convertible Preferred Stock and warrants to purchase 40,000 shares of Common Stock at an exercise price of $0.50 per share.

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

SIGNATURE

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 24th DAY OF APRIL, 2003.

Centiv, Inc.
(Registrant)

By:	/s/ John P. Larkin
John P. Larkin
President and Chief Executive Officer

CERTIFICATIONS

I, John P. Larkin, certify that:

1.             I have reviewed this amendment to annual report on Form 10-K/A of Centiv, Inc;

2.             Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

5.             The registrant’s other certifying officers and I have indicated in this amendment to annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 24, 2003	/s/ John P. Larkin
John P. Larkin
Chief Executive Officer

CERTIFICATIONS

1.             I have reviewed this amendment to annual report on Form 10-K/A of Centiv, Inc;

2.             Based on my knowledge, this amendment to annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

4.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

5.             The registrant’s other certifying officers and I have indicated in this amendment to annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	April 24, 2003	/s/ Thomas M. Mason
Thomas M. Mason
Chief Financial Officer

Officers and Directors		Corporate Information

John P. Larkin		Corporate Office
Chief Executive Officer and		998 Forest Edge Drive
Director		Vernon Hills, Illinois 60061
	Phone:	(847) 876-8300
Thomas M. Mason	Fax:	(847) 955-1269
Chief Financial Officer,
Secretary and Director		Registrar and Transfer Agent
American Stock Transfer & Trust Company
John Bauer		40 Wall Street
Chief Marketing Officer		46th Floor
New York, New York 10005
James M. Kearney
Chief Information Officer		Independent Auditors
Grant Thornton LLP
Thomas Pennell		175 West Jackson Blvd.
Director		Chicago, Illinois 60604

Len Finelli		General Counsel
Director		Gardner Carton & Douglas LLC
191 N. Wacker Drive, Suite 3700
J. Smoke Wallin		Chicago, Illinois 60606
Director
Annual Shareholders’ Meeting
Darrell R. Splithoff		The annual meeting of shareholders will be held on
Director		Thursday, May 29, 2003, at 10:00 a.m. CST
Centiv Headquarters
998 Forest Edge Drive
Vernon Hills, Illinois 60061
	Phone:	(847) 876-8300