Form 10-Q
period 2003-03-31
CENTIV INC
filed 2003-05-12
CIK 1044167

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒   No: ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes: ☐   No: ☒

The number of shares outstanding of the Registrant’s common stock, par value $.001, as of May 9, 2003 the latest practicable date, was 4,997,035 shares.

CENTIV, INC.

PART I – FINANCIAL INFORMATION

CENTIV, INC.

BALANCE SHEETS

($ in thousands)

	March 31, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$2,683	$1,304
Accounts receivable, less allowance for doubtful accounts of $24 and $19 at March 31, 2003 and December 31, 2002, respectively	1,174	1,668
Inventories, net	194	824
Prepaid expenses and other assets	425	565
Income taxes receivable	8	21
Deferred income taxes – current	162	162
Total current assets	4,646	4,544

Property and equipment, net	1,578	1,707
Other assets	64	137
Total assets	$6,288	$6,388

LIABILITIES
Current liabilities:
Accounts payable	$1,343	$2,888
Accrued expenses	945	733
Contract obligation and deferred income	27	140
Total current liabilities	2,315	3,761

Deferred income taxes	162	162
Convertible Subordinated Debt	—	990
Total liabilities	2,477	4,913

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY
Common Stock $.001 par value, 35,000,000 shares authorized; 5,804,018 shares issued and 4,997,035 shares outstanding at March 31, 2003, and 4,994,018 shares issued and 4,187,035 outstanding at December 31, 2002	5	5

Treasury Stock, at cost, 806,983 shares at March 31, 2003 and December 31, 2002	(759)	(759)

Preferred Stock, $.001 par value, 5,000,000 shares authorized.
Series A Preferred Stock, 1,000,000 shares designated: no shares and 216,000 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	—	—

Series B Preferred Stock, 1,000,000 shares designated; 770,000 shares and no shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively (liquidation value of $7,700,000)	1	—

Due from stockholders	(270)	(267)
Additional paid-in capital	24,907	22,509
Accumulated deficit	(20,073)	(20,013)

Total stockholders’ equity	3,811	1,475

Total liabilities and stockholders’ equity	$6,288	$6,388

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	Three Months Ending March 31,
	2003	2002
	(unaudited)	(unaudited)

Net sales	$4,782	$3,807
Cost of goods sold	3,412	2,849
Gross profit	1,370	958

Operating expenses:
Selling, general and administrative	1,272	1,203
Depreciation	142	133

Loss from operations	(44)	(378)

Other Income (expense)	—	283
Interest income (expense)	(16)	28

Loss before income taxes from continuing operations	(60)	(67)

Benefit for income taxes from continuing operations	—	—

Loss from continuing operations	(60)	(67)

Income from discontinued operations (net of $98 tax in 2002)	—	380

Net Income (loss)	$(60)	$313

Effect of beneficial conversion feature of preferred stock	—	(810)

Net loss attributable to common shareholders	$(60)	$(497)

Basic and Diluted Income/(Loss) applicable to common shares
Weighted average shares outstanding	4,196,035	4,956,535

Continuing operations per share before beneficial conversion feature	$(0.01)	$(0.02)
Effect of Beneficial Conversion Feature	—	(0.16)
Loss from continuing operations attributable to common shareholders	(0.01)	(0.18)

Discontinued operations per share	$—	$0.08

Net Loss per share	$(0.01)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

STATEMENTS OF CASH FLOWS

($ in thousands)

	Three Months Ending March 31,
	2003	2002 (*)
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income (loss)	$(60)	$313
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts receivable	5	8
Depreciation	142	133
Interest on note payable (receivable)	(12)	(52)
Compensation for warrants	(11)	—
Gain on sale of CalGraph Business	—	(488)
Amortization of Discount on Convertible Subordinated Debt	10	—
Changes in net assets and liabilities
Accounts receivable	489	(441)
Inventories	630	(150)
Prepaid expenses and other assets	147	46
Accounts payable and accrued expenses	(1,325)	(1,317)
Contract obligations and deferred income	(113)	(127)
Income taxes	13	573
Net assets, discontinued operations	—	123
Total adjustments	(25)	(1,692)
Net cash used in operating activities	(85)	(1,379)

Cash flows from investing activities:
Purchase of property and equipment – continuing operations	(13)	(164)
Proceeds from Sale of CalGraph Business	75	1,050
Net cash provided by (used in) investing activities	62	886

Cash flows from financing activities:
Proceeds/(repayment), net, from credit facility	—	(796)
Proceeds/(repayment), net, from convertible subordinated debt facility	(500)	—
Net Proceeds from private placement of securities	1,910	1,776
Proceeds/(repayment), net, from capital lease	(8)	28
Net cash provided by financing activities	1,402	1,008

Increase (decrease) in cash and cash equivalents	1,379	515
Cash and cash equivalents, beginning of year	1,304	228
Cash and cash equivalents, as of March 31	$2,683	$743

Supplemental disclosure of cash flow information:
Conversion of convertible subordinated debt into preferred stock	$500	$—

(*)  Prior year results have been reclassified to conform to the March 31, 2003 presentation.

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.                   BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.  For further information, refer to the consolidated financial statements and the footnotes included in the Form 10-K for the year ended December 31, 2002.

2.                   INVENTORIES

Inventories, net of reserves, at March 31, 2003 and December 31, 2002 consist of the following ($ in thousands):

	March 31, 2003	December 31, 2002

Gross Inventory	292	939
Reserves	(98)	(115)
Net Inventory	194	824

3.                   NET LOSS PER COMMON SHARE

Basic and diluted net income/(loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period.  Since the Company has a net loss from continuing operations, there were no common share equivalents that were dilutive during any of the periods presented.  The changes in outstanding shares during the three months ended March 31, 2003 and 2002 are shown below:

	Three Months Ending March 31,
	2003	2002
Common shares:
Outstanding at beginning of period	4,187,035	4,956,535
Shares issued (redeemed) during the period	810,000	0
Outstanding at end of period	4,997,035	4,956,535

Basic and Diluted weighted average shares	4,196,035	4,956,535

Shares issued during the three months ended March 31, 2003 reflect the conversion of Series A preferred stock into common shares as described in Note 12.

The weighted average common shares exclude securities that would be anti-dilutive upon conversion. Accordingly, as of March 31, 2003, there are 7,700,000 common shares (770,000 preferred shares convertible at 10 common shares each), 1,000,000 warrants with an exercise price of $0.50 that expire in March 2010, 810,000 warrants with an exercise price of $1.50 per share that expire in March 2007, and 85,000 warrants with an exercise price of $1.75 per share that expire in March 2008, 119,250 warrants with exercise prices between $1.00 and $1.15 per share that expire between 2003 and 2007, and 2,885,500 stock options that are excluded from the weighted average shares outstanding.

Earnings (loss) per share is computed as follows:

	Three Months Ending March 31,
	2003	2002
Income Available to common shareholders:
Loss from continuing operations	$(60)	$(67)

Effect of Beneficial Conversion Feature of convertible preferred stock	0	(810)

Loss from continuing operations attributable to common shareholders	$(60)	$(877)

Income (Loss) from discontinued operations	0	380

Net loss attributable to common shareholders	$(60)	$(497)

Earnings (loss) per share – Basic and Diluted:
Continuing Operations	$(0.01)	$(0.18)
Discontinued Operations	0.00	0.08
Net Loss	$(0.01)	$(0.10)

4.                   INCOME TAXES

There was no income tax provision/(benefit) for the three months ended March 31, 2003 and 2002 as any provision/(benefit) was offset by a corresponding reduction/(increase) in the valuation allowance for deferred income taxes.

5.                   CURRENT DEBT

In June 2002, the Company entered into a Loan and Security Agreement (the “Agreement”), with Cole Taylor Bank, with an expiration date of June 30, 2004, that provided for a revolving credit facility initially for $750,000 with the possibility of increases up to $2.0 million. The availability under the credit facility could be increased to $2.0 million if the Company achieved earnings before interest, taxes, depreciation and amortization of at least $50,000 for three (3) consecutive months. Outstanding advances under the Agreement bear interest at prime plus 1.00%.   Pursuant to the terms of the Agreement, the Company had pledged accounts receivables, inventory and equipment as collateral.

The Company had no borrowings under the credit facility as of December 31, 2002 and had no borrowings during the three months ended March 31, 2003.  With the termination of the preferred supplier and support agreements with Anheuser-Busch, the credit facility with Cole Taylor Bank was terminated effective March 31, 2003.

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

7.                   PATENT APPLICATION

On March 20, 2002, the Company filed a patent application with the United States Patent and Trademark Office for a “Method and System for Point of Purchase Sign Creation and Delivery.”  In addition, the Company filed an international patent application for the same invention to protect patent rights in foreign countries.  The Company expects that after examination, it will be awarded a patent to protect its valuable intellectual property. Centiv has developed this system which allows a user access to an information database for selecting sign templates, inputting data for the sign templates and selecting and ordering signage products for production of the sign templates having the data input.

8.                   RESTRUCTURING CHARGES

During 2002, as a result of the termination of the preferred supplier and support agreement with Anheuser Busch, the Company reduced headcount and other operating expenses.  Accordingly, $87,000 has been charged to operations in 2002 consisting of $75,000 for severance costs for reductions in staff and $12,000 relating to early lease termination cost.

During the three months ending March 31, 2003, payments of $12,000 were made for employee separations of $12,000 and facility closings.  The restructuring reserve balance was $63,000 as of March 31, 2003 with the remaining payments to be made during the second quarter ending June 30, 2003.

The following table provides a roll-forward of the liabilities incurred in connection with the business restructuring.

($ in thousands) Type of Cost	December 31, 2002 Balance	2003 Restructuring Charges Against the Reserve	2003 Restructuring Accrual	March 31, 2002 Balance

Employee Separations	$75	$(12)	$0	$63
Facility Closings	12	(12)	0	0
Total	$87	$(24)	$0	$63

9.                   SEGMENT DISCLOSURES

Centiv offers web services for consumer brand companies to manage their in-store and on-premise point-of-purchase (POP) process.  The final product is high quality digitally produced signage that is mass customized for the unique requirements of each retail location.

During 2001, the Company decided to focus on and dedicate its resources to its POP business.  To further that goal, in December 2001, the Company sold the Channels Business and, effective January 31, 2002, sold Calgraph Technology Services, Inc.   The results of these businesses have been reclassified to discontinued operations.  As a result of these divestitures, the Company currently operates as a single business unit.

10.            RECLASSIFICATIONS

Certain amounts in the March 31, 2002 financial statements have been reclassified to conform to the March 31, 2003 presentation.

11.           DISCONTINUED OPERATIONS

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

12.            PRIVATE PLACEMENT OF SECURITIES

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

Series B Convertible Preferred Stock:

On March 31, 2003, the Company sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred”) and one warrant to purchase two shares of Common Stock (the “Warrant”), which amounted to 20% warrant coverage.  As part of the private placement, the holders of $500,000 of the outstanding Convertible Subordinated Debt converted into Series B Preferred on the same terms as new investments.  The remaining $500,000 of Convertible Subordinated Debt was repaid in full from proceeds of this offering.  In addition, the Company issued an additional 270,000 shares of Series B Preferred in conversion of 135,000 shares of its outstanding Series A Convertible Preferred Stock (the “Series A Preferred”). No Warrants were issued in connection with the shares of Series B Preferred issued in conversion of the Series A Preferred.  In addition, the warrants to purchase Series A Preferred held by the Series A Preferred investors were cancelled for no value in connection with the conversion.  The remaining 81,000 outstanding shares of Series A Preferred was converted on March 31, 2003 into 810,000 shares of common stock in accordance with the terms of the Series A Preferred certificate of designations.

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

As stated, the Series B Preferred is initially convertible into 10 shares of Common Stock for each share of the Series B Preferred.  This conversion ratio, however, is subject to anti-dilution adjustment if the Company issues any capital stock (or securities exercisable for or convertible into capital stock) for a per share price less than the then current conversion price of $0.50 per share, except for issuances pursuant to the Company’s stock option plan and certain other issuances to business partners.  The anti-dilution adjustment will be made on a full-ratchet basis.  The anti-dilution protection will not apply until the Company’s stockholders ratify the issuance of the Series B Preferred.

The purchasers of the Series B Preferred may voluntarily convert the Series B Preferred into Common Stock at any time.  The Series B Preferred will be automatically converted into Common Stock if (i) the Company meets either Conversion Milestone defined below, or (ii) holders of 2/3 of the outstanding shares of the Series B Preferred agree to convert.  In either event, however, an automatic conversion will only occur if a registration statement covering the resale of the shares issuable upon conversion is in effect at that time. “Conversion Milestone” means either (a) the Company’s pretax earnings from ongoing operations are equal to or greater than $6 million in the aggregate in any four consecutive fiscal quarters as determined in accordance with United States Generally Accepted Accounting Principles (“GAAP”) as applied by the Company on the date when the Series B Preferred was first issued and the closing trading price of the Company’s Common Stock is equal to or greater than $2.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares after the filing date hereof) for ten consecutive Trading Days (as defined below), or (b) the closing of a “firm commitment” underwritten public offering of Common Stock in which the public offering price per share of Common Stock is at least equal to 3 times the then-applicable conversion price for the Series B Preferred and which offering results in gross proceeds to the Company of not less than $15 million.  “Trading Day” means a business day on which at least 50,000 shares of Common Stock are traded on the principal United States securities exchange or automated quotation system on which such security is listed or traded.

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

There was no beneficial conversion feature on the Series B convertible preferred stock and warrants based on the fair value of the common stock of $0.34 per share as of the date of commitment. The warrants with an exercise price of $0.50 per share, were valued at $159,176 using the Black-Scholes valuation method.

13.            CONVERTIBLE SUBORDINATED DEBT

On September 30, 2002, the Company issued $1 million of Senior Subordinated Convertible Notes to private investors.  These notes were convertible into equity, at the lenders’ option upon the closing of, and at the same terms as, the next equity financing in which the Company raises at least $1,000,000.  The loan had a term that extended until the earlier of July 1, 2004 or two business days following the closing of an equity financing described above and pays interest at a rate of 10% per year.  In addition, the lenders received an aggregate of 50,000 warrants granted at the closing of the loan and were eligible to receive an aggregate of an additional 20,000 warrants per month until such time as the loan was fully repaid or converted into equity.

The warrant is exercisable at $1.75 per share and was callable by the Company if the market price of the Company’s common stock closes at or above $5.00 per share for 10 consecutive trading days.  The initial 50,000 warrants granted at closing were valued at $11,858 using the Black-Scholes valuation method creating an unamortized discount on the Senior Subordinated Convertible Notes.  The unamortized discount was amortized to interest expense over the term of the note.

On March 31, 2003, $500,000 of the Senior Subordinated Convertible Debt was converted to Series B Preferred Stock and the remaining $500,000 was repaid out of the proceeds of the Series B Preferred Stock financing as described above.

The 25,000 warrants granted on the $500,000 of Senior Subordinated Convertible Debt, which were converted into Series B Preferred Stock, were cancelled effective March 31, 2003.  The remaining 25,000 warrants granted on the $500,000 of Senior Subordinated Debt that was repaid are still active and outstanding.  In addition, the Company granted 60,000 warrants on March 31, 2003 to the holders of the Senior Subordinated Debt that were repaid representing the warrants earned for the period October 1, 2002 through March 31, 2003.  The additional 60,000 warrants granted as of March 31, 2003 were valued at $2,700 using the Black-Scholes valuation method.  Since the Company had accrued $14,400 for the warrants as of December 31, 2002, an adjustment to income of $11,700 was recorded for the three months ended March 31, 2003.

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

John P. Larkin, the Company’s President and Chief Executive Officer was an investor in the Series B Convertible Preferred Stock closed on March 31, 2003.  In connection with the investment, Mr. Larkin purchased 20,000 Units, each consisting of one share of Series B Convertible Preferred Stock and a warrant to purchase two shares of common stock at an exercise price of $0.50 per share.  In connection with that transaction, Mr. Larkin agreed with the Company to waive his conversion rights and to grant to the Company’s Chief Financial Officer an irrevocable proxy to vote those shares (in accordance with the vote of the majority of the Company’s capital stock entitled to vote thereon excluding these shares) until the Company’s stockholders ratify the issuance of the Series B Convertible Preferred Stock.

15.            STOCK-BASED COMPENSATION

Effective for fiscal 2003, the Company adopted  the disclosure requirements under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” as an amendment to SFAS No. 123.

Stock-based employee compensation, including stock options, for the three months ended March 31, 2003 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted for the three months ended March 31, 2003 and all prior years, net earnings would have decreased, resulting in pro forma net earnings and EPS as presented below:

	Three Months Ending March 31,
	2003	2002

Net Loss – as reported	$(60)	$(497)

Deduct: stock-based compensation expense determined under the fair value based method for all awards, net of tax	(17)	6

Net Loss – pro forma	$(77)	$(491)

Earnings (loss) per share:
Basic – as reported	$(0.01)	$(0.10)
Basic – proforma	(0.02)	(0.10)
Diluted – as reported	(0.01)	(0.10)
Diluted – pro forma	(0.02)	(0.10)

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the Consolidated Financial Statements, including the related notes.

Overview

We are a developer and provider of Web-enabled point-of-purchase (POP) solutions for consumer goods manufacturers and multi-location retailers.  Our Instant Impact solution allows marketing managers, brand managers and retailers to create, edit and schedule delivery of customized POP signage, using field-editable sign templates created and/or approved by manufacturers. Instant Impact POP signage is print quality and digitally produced for the unique requirements of each retail location, allowing users to target specific consumer segments at the POP and accumulate quantitative data for analysis and feedback on the success of their in-store or on-premise marketing campaigns. Our products allow a user to access an information database for selecting sign templates approved or created by manufacturers, input data for the sign templates and select signage products for production of the sign templates. Our Internet-based user interface is clear, flexible, user-friendly and changeable to allow control of the message at a corporate or local store level. Instant Impact signage can either be printed in a Centiv print center, or an industry-standard print-formatted file can be delivered via the Internet to any print provider in the world.  We believe that our Instant Impact solution improves marketing results (due to improved signage utilization, customization and images), provides measurable marketing feedback, reduces signage lead time, allows for distribution of brand identity while protecting the integrity of that identity and reduces the costs associated with in-store and on-premises custom signage.

The roots of Centiv’s introduction to the custom POP segment were formed in 1998 when we partnered with Anheuser-Busch (A-B) to design, configure, deliver and implement a proprietary A-B POP signage system in over 730 A-B wholesale distributors in the United States and 16 foreign countries. This led to a relationship with Anheuser-Busch pursuant to which we installed a POP system for A-B allowing distributors to access that system to create custom signage using templates created by A-B.  In addition, as part of our agreement, Centiv maintained rights to supply consumable print materials to these distributors supported by an in-house call center service. As a result of our exposure to the custom signage business Centiv invested in the development of a web- based platform for the collaborative versioning of POP signage.  Beginning in 2001, Centiv began the commercialization of Instant Impact.   In December 2002, A-B notified Centiv that upon its expiration on March 31, 2003, Centiv would no longer be the preferred supplier for various consumables of the system and our preferred supplier technical support agreement would not be renewed.  Our activities with A-B and its distributors terminated upon the expiration of that agreement.

With the termination of the preferred supplier and support agreement effective March 31, 2003, the sales to A-B and the wholesale distributor network will not occur in the future quarters of 2003.  We do not believe that sales from our Instant Impact product will be sufficient to replace the sales lost from A-B and its wholesale distributor network during 2003.  Total sales from A-B and its wholesale distributor network for the year ended December 31, 2002 were $24.9 million and sales during the three months ended March 31, 2003 and 2002 were $4.1 million and $3.7 million, respectively.  In response to this, we have undertaken a downsizing of our operations and have reduced our headcount and other operating expenses to a level that we believe will enable us to continue to operate our business.  Although there can be no assurance that we will be able to offset this loss of revenue sufficiently by cutting expenses or increasing revenue from other sources, we believe the actions taken, along with capital raised with the sale of the Series B Preferred Stock, will provide adequate financing through at least the end of June 2004.

Although Centiv valued its relationship with A-B, the contract did not include the Instant Impact web-based process for POP design and delivery.  The A-B relationship was part of the legacy business model as a wholesaler of digital printing hardware and provider of consumable printing materials. The A-B relationship had never involved the use of Instant Impact™.  As a result, A-B’s decision in no way reflects upon the relevancy and viability of this innovative service going forward.  Despite the revenue impact of losing our supply relationship with A-B, the net contribution impact was negligible. After a prudent assessment of our overhead costs and spending, we developed a strategy to defer or reduce ongoing expenses in order to minimize the financial impact of this event.

Although no single customer accounted for more than 10% of the sales for the years ended December 31, 2002 and 2001, on a combined basis, distributors affiliated with Anheuser-Busch, in the aggregate, accounted for approximately 97% and 99% of the sales.  For the three months ended March 31, 2003 and 2002, on a combined basis, distributors affiliated with Anheuser-Busch, in the aggregate, accounted for approximately 85% and 98% of the sales.

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

• Channels Business: Prior to divestiture by  the Company, the Channels Division specialized in the value-added wholesale distribution of computer graphics technologies throughout North America. The Company sold this business effective December 31, 2001 and it is reflected as Discontinued Operations in the Summary of Selected Financial Information and Selected Financial Information.

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

Three Months Ended March 31, 2003 Compared With Three Months Ended March 31, 2002

Net Sales from continuing operations.  Total net sales from continuing operations increased 26% or $975,000 to $4,782,000 for the three months ended March 31, 2003, compared to $3,807,000 for the three months ending March 31, 2002.  Sales of the Instant Impact product line for the three months ended March 31, 2003 were $717,000 or 8.4 times the sales of $85,000 for the three months ended March 31, 2002.  The Q1 2003 sales for Instant Impact of $717,000 were greater than the sales of $638,000 for entire twelve months of 2002.  In addition, the Q1 sales of Instant Impact increased $517,000 or 3.6 times the Q4 2002 revenues of $200,000.   The sales increase in Q1 2003 was primarily attributable to expanded usage of the Instant Impact system from existing customers.  We expect that new customers to be implemented during the second quarter that we expect will result in additional revenue.

Sales to Anheuser-Busch (A-B) and its wholesale distributor network were $4.1 million and $3.7 million for the three months ended March 31, 2003 and 2002, respectively.  As previously mentioned, with the termination of the preferred supplier and support agreement effective March 31, 2003, the sales to A-B and the wholesale distributor network will not occur in the future quarters of 2003.

Gross Profit from continuing operations.  Gross profit from continuing operations increased 43% or $412,000 for the three months ended March 31, 2003 to $1,370,000 as compared to $958,000 for the three months ended March 31, 2002.  The gross profit as a percentage of sales increased 3.4 percentage points to 28.6% for the three months ended March 31, 2003 compared to 25.2% for the three months ended March 31, 2002.  The margin improvement is attributable to stronger sales mix of higher margin Instant Impact sales.  Instant Impact margins were 55% compared to margins of 24% for the A-B sales for the three months ended March 31, 2003.

SG&A Expenses from continuing operations.  SG&A expenses from continuing operations increased $69,000 or 6% to $1.3 million for the three months ended March 31, 2003 compared to $1.2 million for the three months ended March 31, 2002.  The increase in SG&A expenses over the prior year is from higher selling costs of $225,000 relating to additional A-B sales. Excluding the selling costs for A-B, SG&A expenses for the three months ended March 31, 2003 were $861,000 or a decrease of $156,000 or 15% compared to prior year. As a result of the termination of the A-B agreement, the costs associated with the A-B business as been reduced effective March 31, 2003.

Depreciation Expense from continuing operations.  Depreciation expense from continuing operations increased $9,000, or 7%, to $142,000 for the three months ended March 31, 2003, as compared to $133,000 for the three months ended March 31, 2002.  The increase in depreciation expense relates to additional computer and production equipment purchased during the course of 2002 for the expansion of the print center.  Depreciation expense for the 2003 total year is not expected to be significantly higher than prior year’s level.

Other Income from continuing operations.  Other Income of $283,000 for the three months ended March 31, 2002 represents the settlement of outstanding liabilities associated with the termination of vendor contracts relating to the sale of the Channels Business.

Income Taxes from continuing operations.  The Company’s effective tax rate for continuing operations was 0% for the three months ended March 31, 2003 and 2002 as the Company’s tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes.

Net Loss from continuing operations.  The Company had a net loss from continuing operations of $60,000 for the three months ended March 31, 2003, a decrease in loss of $7,000 or 10%, as compared to the net loss of $67,000 for the three months ended March 31, 2002.  Excluding the other income of $283,000 from prior year results, the net loss from continuing operations of $60,000 compared to a net loss of $350,000 in 2002 is an improvement of $290,000 or 83% year over year.  The improvement in the net loss is attributable primarily to the higher sales and margins from the growth in the Instant Impact product line.

Discontinued Operations:

The Company had net income from discontinued operations of $380,000 for the three months ended March 31, 2002.  See Note 11 of the Notes to Consolidated Financial Statements for a description of the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2003, the Company had $2.7 million in cash and a positive working capital of $2.3 million compared to $1.3 million in cash and $0.8 million in working capital as of December 31, 2002. The improvement is a result of the Series B preferred stock financing that was completed on March 31, 2003 (see Notes 12 and 13 to Consolidated Financial Statements).

The Company used $85,000 of cash from operations for the three months ended March 31, 2003 compared to $1.4 million of cash used from operations for the three months ended March 31, 2002.  During the three months ended March 31, 2003, cash was used to pay accounts payable and accrued expenses of $1.3 million relating to vendor payments for the Anheuser Busch equipment upgrade that took place in Q4 2002.  Offsetting these payments was cash of $1.3 million through a reduction in accounts receivable, inventories and prepaid expenses as a result of the termination of the Anheuser Busch agreement.

During the three months ended March 31, 2002, the Company used $1.3 million of cash from operations.  The cash used was a result of the growth in accounts receivable of $441,000 due to higher sales and accounts payable and accrued expenses used cash of $1.3 million.  The accounts payable/accrued expense cash usage was primarily from the payment of transaction costs as well as other payments relating to vendor settlements associated with the sale of the Channels Business.

For the three months ended March 31, 2003, the Company generated cash of $62,000 from investing activities.  The Company received cash of $75,000 from the sale of the CalGraph Business (see Note 11 of the Notes to Consolidated Financial Statements), partially offset by cash used of $13,000 for the purchase of computer and production equipment.  For the three months ended March 31, 2002, the Company generated cash of $886,000 from investing activities.  The Company received cash of $1,050,000 from the sale of the CalGraph Business (see Note 11 of the Notes to Consolidated Financial Statements), partially offset by cash used of $164,000 for the purchase of software licenses, computer hardware and production equipment. Approximately $89,000 of the $164,000 of purchases related to one-time expenditures for splitting the software licenses and computer hardware due to the divestitures of Channels and CalGraph business units.

For the three months ended March 31, 2003, the Company generated cash of $1,402,000 from financing activities.  The Company received net proceeds of $1,910,000 from a private equity offering (see Note 12 of the Notes to Consolidated Financial Statements).  In addition, the Company repaid $500,000 of convertible subordinated debt (see Note 13 of the Notes to Consolidated Financial Statements).

For the three months ended March 31, 2002, the Company generated cash of $1,008,000 from financing activities.  The Company received $1,776,000 from private equity (see Note 12 of the Notes to Consolidated Financial Statements).  The net proceeds were used to pay off and cancel the Company’s credit facility with the bank.

The Company believes that its available funds together will be adequate to satisfy its current and planned operations, including restructuring accruals, for at least the next 12 months

RECENT ACCOUNTING PRONOUNCEMENTS

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

Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of the impact of competition and competitive pricing, business conditions and growth in the industry, general and economic conditions, and other risks.  Investors should review the more detailed description of these and other possible risks contained in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the year ended December 31, 2002.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidate subsidiaries) required to be included in our periodic SEC filings.

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

Series B Convertible Preferred Stock:

On March 31, 2003, the Company sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred”) and one warrant to purchase two shares of Common Stock (the “Warrant”), which amounted to 20% warrant coverage.  As part of the private placement, the holders of $500,000 of the outstanding Convertible Subordinated Debt converted into Series B Preferred on the same terms as new investments.  The remaining $500,000 of Convertible Subordinated Debt was repaid in full from proceeds of this offering.  In addition, the Company issued an additional 270,000 shares of Series B Preferred in conversion of 135,000 shares of its outstanding Series A Convertible Preferred Stock (the “Series A Preferred”). No Warrants were issued in connection with the shares of Series B Preferred issued in conversion of the Series A Preferred.  In addition, the warrants to purchase Series A Preferred held by the Series A Preferred investors were cancelled for no value in connection with the conversion.  The remaining 81,000 outstanding shares of Series A Preferred was converted on March 31, 2003 into 810,000 shares of common stock in accordance with the terms of the Series A Preferred certificate of designations.

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

As stated, the Series B Preferred is initially convertible into 10 shares of Common Stock for each share of the Series B Preferred.  This conversion ratio, however, is subject to anti-dilution adjustment if the Company issues any capital stock (or securities exercisable for or convertible into capital stock) for a per share price less than the then current conversion price of $0.50 per share, except for issuances pursuant to the Company’s stock option plan and certain other issuances to business partners.  The anti-dilution adjustment will be made on a full-ratchet basis.  The anti-dilution protection will not apply until the Company’s stockholders ratify the issuance of the Series B Preferred.

The purchasers of the Series B Preferred may voluntarily convert the Series B Preferred into Common Stock at any time.  The Series B Preferred will be automatically converted into Common Stock if (i) the Company meets either Conversion Milestone defined below, or (ii) holders of 2/3 of the outstanding shares of the Series B Preferred agree to convert.  In either event, however, an automatic conversion will only occur if a registration statement covering the resale of the shares issuable upon conversion is in effect at that time. “Conversion Milestone” means either (a) the Company’s pretax earnings from ongoing operations are equal to or greater than $6 million in the aggregate in any four consecutive fiscal quarters as determined in accordance with United States Generally Accepted Accounting Principles (“GAAP”) as applied by the Company on the date when the Series B Preferred was first issued and the closing trading price of the Company’s Common Stock is equal to or greater than $2.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares after the filing date hereof) for ten consecutive Trading Days (as defined below), or (b) the closing of a “firm commitment” underwritten public offering of Common Stock in which the public offering price per share of Common Stock is at least equal to 3 times the then-applicable conversion price for the Series B Preferred and which offering results in gross proceeds to the Company of not less than $15 million.  “Trading Day” means a business day on which at least 50,000 shares of Common Stock are traded on the principal United States securities exchange or automated quotation system on which such security is listed or traded.

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

There was no beneficial conversion feature on the Series B convertible preferred stock and warrants based on the fair value of the common stock of $0.34 per share as of the date of commitment. The warrants with an exercise price of $0.50 per share, were valued at $159,176 using the Black-Scholes valuation method.

Convertible Subordinated Debt:

On September 30, 2002, the Company issued $1 million of Senior Subordinated Convertible Notes to private investors.  These notes were convertible into equity, at the lenders’ option upon the closing of, and at the same terms as, the next equity financing in which the Company raises at least $1,000,000.  The loan had a term that extended until the earlier of July 1, 2004 or two business days following the closing of an equity financing described above and pays interest at a rate of 10% per year.  In addition, the lenders received an aggregate of 50,000 warrants granted at the closing of the loan and were eligible to receive an aggregate of an additional 20,000 warrants per month until such time as the loan was fully repaid or converted into equity.

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

The 25,000 warrants granted on the $500,000 of Senior Subordinated Convertible Debt, which were converted into Series B Preferred Stock, were cancelled effective March 31, 2003.  The remaining 25,000 warrants granted on the $500,000 of Senior Subordinated Debt that was repaid are still active and outstanding.  In addition, the Company granted 60,000 warrants on March 31, 2003 to the holders of the Senior Subordinated Debt that were repaid representing the warrants earned for the period October 1, 2002 through March 31, 2003.  The additional 60,000 warrants granted as of March 31, 2003 were valued at $2,700 using the Black-Scholes valuation method.  Since the Company had accrued $14,400 for the warrants as of December 31, 2002, an adjustment to income of $11,700 was recorded for the three months ended March 31, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

On April 4, 2003, NASDAQ SmallCap Market informed the Company that Nasdaq has accepted the Company’s evidence of compliance with the shareholders’ equity requirements necessary for continued listing on The Nasdaq SmallCap Market.  A previously scheduled oral hearing on the listing status was subsequently cancelled by Nasdaq’s Hearings Department.

The Company does not currently comply with the additional Nasdaq listing requirement of sustaining a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. Centiv must remedy this deficiency within a grace period set by Nasdaq, which expires on June 9, 2003. The Company plans to seek stockholder approval at the Annual Shareholder Meeting, scheduled for May 29, 2003, to amend its Certificate of Incorporation to grant the Board authority to effect a reverse stock split, if necessary, to achieve compliance with this requirement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1 Certificate of Incorporation of Centiv, Inc. dated April 11, 2002 and related Certificate of Designations, Preferences and Rights filed May 21, 2002. (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

3.2 Certificate of Designations, Preferences and Rights filed March 31, 2003 (Filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on April 4, 2003 and incorporated herein by reference).

3.3 Bylaws of Centiv, Inc. (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

4.1 Form of Securities Purchase Agreement dated March 31, 2003 by and among Centiv, Inc. and the purchasers identified on Exhibit A thereto (Filed as Exhibit 4.4 to the Company’s Annual Report on form 10-K filed on April 4, 2003 and incorporated herein by reference).

4.2 Form of Amended and Restated Investors Rights Agreement dated March 31, 2003 by and among Centiv, Inc. and the investors who are signatories thereto (Filed as Exhibit 4.5 to the Company’s Annual Report on form 10-K filed on April 4, 2003 and incorporated herein by reference).

4.3 Form of Warrant issued pursuant to Securities Purchase Agreement dated March 31, 2003 by and among Centiv, Inc. and the purchasers identified on Exhibit A thereto (Filed as Exhibit 4.6 to the Company’s Annual Report on form 10-K filed on April 4, 2003 and incorporated herein by reference).

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

11.1 Statements of Computation of Earnings Per Share (Filed as Exhibit 11.1 to the Company’s Annual Report on form 10-K filed on April 4, 2003 and incorporated herein by reference).

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

The following reports on Form 8-K have been filed during the three months ended March 31, 2002:

Current Report on Form 8-K filed January 1, 2003, which included disclosure under Item 5 relating to the resignation of William M. Rychel as Chief Executive Officer of the Company and the appointment of John P. Larkin to that position.

Current Report on Form 8-K filed January 10, 2003, which included disclosure under Item 5 relating to the expiration of the Company’s Preferred Supplier Agreement with Anheuser-Busch.

Current Report on Form 8-K filed March 3, 2003, which included disclosure under Item 5 relating to receipt by the Company of a Staff Determination Letter from NASDAQ that the Company did not meet the continued listing standards of the NASDAQ Small Cap Market.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 12th DAY OF MAY, 2003.

CENTIV, INC.

SIGNATURE		Title

By:	/s/ John P. Larkin	Chief Executive Officer, President and Director (principal executive officer)
John P. Larkin

By:	/s/ Thomas M. Mason	Chief Financial Officer (principal financial and accounting officer and duly authorized officer of the Registrant)
Thomas M. Mason

CERTIFICATIONS

I, John P. Larkin, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Centiv, Inc;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 12, 2003	/s/ John P. Larkin
John P. Larkin
Chief Executive Officer

CERTIFICATIONS

I, Thomas M. Mason, certify that:

1.                                       I have reviewed this quarterly report on Form 10-Q of Centiv, Inc;

2.                                       Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

(b)                                 evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                                  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: May 12, 2003	/s/ Thomas M. Mason
Thomas M. Mason
Chief Financial Officer