Form 10-Q
period 2003-06-30
CENTIV INC
filed 2003-08-11
CIK 1044167

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the Registrant’s common stock, par value $.001, as of August 8, 2003 the latest practicable date, was 1,677,815 shares.

CENTIV, INC.

EXPLANATORY NOTE

On June 16, 2003, after approval by the Company’s stockholders at its regularly scheduled annual meeting, the Company instituted a one-for-three reverse stock split. The information and disclosures relating to the number of shares of Common Stock and the related price per share have been adjusted to reflect the impact of the reverse stock split throughout this Form 10-Q.

PART I – FINANCIAL INFORMATION

CENTIV, INC.

BALANCE SHEETS

 ($ in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,944	$1,304
Accounts receivable, less allowance for doubtful accounts of $24 and $19 at June 30, 2003 and December 31, 2002, respectively	397	1,668
Inventories, net	29	824
Prepaid expenses and other assets	383	565
Income taxes receivable	5	21
Deferred income taxes – current	162	162
Total current assets	2,920	4,544

Property and equipment, net	1,451	1,707
Other assets	14	137

Total assets	$4,385	$6,388

LIABILITIES
Current liabilities:
Accounts payable	$274	$2,888
Accrued expenses	464	733
Contract obligation and deferred income	53	140
Total current liabilities	791	3,761

Deferred income taxes	162	162
Other long-term liabilities	47	—
Convertible Subordinated Debt	—	990
Total liabilities	1,000	4,913

Commitments and Contingencies	—	—

STOCKHOLDERS’ EQUITY

Common Stock $.001 par value, 35,000,000 shares authorized; 1,944,310 shares issued and 1,675,315 shares outstanding at June 30, 2003, and 1,664,723 shares issued and 1,395,728 outstanding at December 31, 2002	5	5

Treasury Stock, at cost, 268,995 shares at June 30, 2003 and December 31, 2002	(759)	(759)

Preferred Stock, $.001 par value, 5,000,000 shares authorized.
Series A Preferred Stock, 1,000,000 shares designated: no shares and 216,000 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively (liquidation value of $2,160,000)	—	—

Series B Preferred Stock, 1,000,000 shares designated; 770,000 shares and no shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively (liquidation value of $7,700,000)	1	—

Due from stockholders	(270)	(267)
Additional paid-in capital	24,927	22,509
Accumulated deficit	(20,519)	(20,013)

Total stockholders’ equity	3,385	1,475

Total liabilities and stockholders’ equity	$4,385	$6,388

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	Three Months Ending June 30,		Six Months Ending June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$585	$3,501	$5,367	$7,308
Cost of goods sold	247	2,539	3,659	5,388
Gross profit	338	962	1,708	1,920

Operating expenses:
Selling, general and administrative	643	1,223	1,915	2,426
Depreciation	144	134	286	267

Loss from operations	(449)	(395)	(493)	(773)

Other Income	—	—	—	283
Interest income (expense)	4	57	(12)	85

Loss from continuing operations	(445)	(338)	(505)	(405)

Income from discontinued operations (net of tax)	—	0	—	380

Net Loss	$(445)	$(338)	$(505)	$(25)

Effect of beneficial conversion feature of preferred stock	0	0	0	(810)

Net loss attributable to common shareholders	$(445)	$(338)	$(505)	$(835)

Basic and Diluted Income/(Loss) applicable to common
Weighted average shares outstanding	1,670,718	1,653,930	1,535,474	1,653,083

Continuing operations per share before beneficial conversion feature	$(0.27)	$(0.20)	$(0.33)	$(0.25)
Effect of Beneficial Conversion Feature	—	—	—	(0.49)
Loss from continuing operations attributable to common shareholders	(0.27)	(0.20)	(0.33)	(0.74)

Discontinued operations per share	$0.00	$0.00	$0.00	$0.23

Net Loss per share	$(0.27)	$(0.20)	$(0.33)	$(0.51)

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ending June 30,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Loss	$(505)	$(25)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts receivable	11	8
Depreciation	286	267
Non-cash interest on note payable (receivable)	(21)	(107)
Non-cash compensation for warrants and options	6	5
Gain on sale of CalGraph Business	—	(488)
Amortization of Discount on Convertible Subordinated Debt	10	—
Changes in net assets and liabilities
Accounts receivable	1,260	32
Inventories	795	(60)
Prepaid expenses and other assets	172	(38)
Accounts payable and accrued expenses	(2,867)	(2,460)
Contract obligations and deferred income	(87)	(139)
Other long-term liabilities	47	—
Income taxes	16	573
Net assets, discontinued operations	—	123
Total adjustments	(372)	(2,284)
Net cash used in operating activities	(877)	(2,309)

Cash flows from investing activities:
Purchase of property and equipment – continuing operations	(29)	(193)
Proceeds from Sale of CalGraph Business	150	1,100
Net cash provided by investing activities	121	907

Cash flows from financing activities:
Repayment of credit facility	—	(796)
Repayment of convertible subordinated debt facility	(500)	—
Net Proceeds from private placement of securities	1,910	2,026
Proceeds from stock options exercised	2	9
(Repayment)/Proceeds, net, from capital lease	(16)	42
Net cash provided by financing activities	1,396	1,281

Increase (decrease) in cash and cash equivalents	640	(121)
Cash and cash equivalents, beginning of year	1,304	228
Cash and cash equivalents, as of June 30	$1,944	$107

Supplemental disclosure of cash flow information:
Conversion of convertible subordinated debt into preferred stock	$500	$—

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and the six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.  For further information, refer to the consolidated financial statements and the footnotes included in the Form 10-K for the year ended December 31, 2002.

2.              INVENTORIES

Inventories, net of reserves, at June 30, 2003 and December 31, 2002 consist of the following ($ in thousands):

	June 30, 2003	December 31, 2002
Gross Inventory	96	939
Reserves	(67)	(115)
Net Inventory	29	824

3.              NET LOSS PER COMMON SHARE

Basic and diluted net income/(loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period.  Since the Company has a net loss from continuing operations, there were no common share equivalents that were dilutive during any of the periods presented.  On June 16, 2003 the Company instituted a one-for-three reverse stock split and the shares have been adjusted to reflect the reverse stock split.  The changes in outstanding shares during the three months and six months ended June 30, 2003 and 2002 are shown below:

	Three Months Ending June 30,		Six Months Ending June 30,
	2003	2002	2003	2002
Common shares:
Outstanding at beginning of period	1,665,731	1,652,227	1,395,728	1,652,227
Shares issued (redeemed) during the period	9,584	6,667	279,587	6,667
Outstanding at end of period	1,675,315	1,658,894	1,675,315	1,658,894

Basic and Diluted weighted average shares	1,670,718	1,653,930	1,535,474	1,653,083

Shares issued during the six months ended June 30, 2003 reflect the conversion of 270,003 shares of Series A preferred stock into common shares as described in Note 12.  In addition, the Company issued 8,334 shares to Piedmont Consulting, Inc. under the terms of a Consulting Agreement dated May 8, 2003 and there were 1,250 shares issued as a result of employees exercising stock options.

The weighted average common shares exclude securities that would be anti-dilutive upon conversion. Accordingly, as of June 30, 2003, there are 2,566,671 common shares (770,000 preferred shares convertible at 3.3333 common shares each); 333,336 warrants with an exercise price of $1.50 that expire in March 2010; 270,003 warrants with an exercise price of $4.50 per share that expire in March 2007; 28,335 warrants with an exercise price of $5.25 per share that expire in March 2008; 39,753 warrants with exercise prices between $3.00 and $3.45 per share that expire between 2003 and 2007; and 941,451 stock options that are excluded from the weighted average shares outstanding.

4.              INCOME TAXES

There was no income tax provision/(benefit) for the three months and six months ended June 30, 2003 and 2002 as any provision/(benefit) was offset by a corresponding reduction/(increase) in the valuation allowance for deferred income taxes.

5.              CURRENT DEBT

In June 2002, the Company entered into a Loan and Security Agreement (the “Agreement”), with Cole Taylor Bank, with an expiration date of June 30, 2004, that provided for a revolving credit facility initially for $750,000 with the possibility of increases up to $2.0 million. The availability under the credit facility could be increased to $2.0 million if the Company achieved certain earnings targets. Outstanding advances under the Agreement bear interest at prime plus 1.00%.   Pursuant to the terms of the Agreement, the Company had pledged accounts receivables, inventory and equipment as collateral.

The Company had no borrowings under the credit facility as of December 31, 2002 and had no borrowings during the six months ended June 30, 2003.  With the termination of the preferred supplier and support agreements with Anheuser-Busch, the credit facility with Cole Taylor Bank was terminated effective March 31, 2003.

6.              ESCROW SHARES

The number of outstanding common shares does not include 76,090 shares held in escrow in connection with an acquisition by the Company pursuant to a Pledge, Security and Escrow Agreement dated June 2, 1997.  All of the interest in and title to these 76,090 shares was transferred to Anita Ltd. and then subsequently transferred to the Company as part of a Settlement Agreement and Mutual Releases dated as of December 21, 2000.  These shares will ultimately be released from the escrow to the Company and will be cancelled.  Therefore, the Company has, for accounting purposes, treated these shares as cancelled effective as of December 21, 2000.

7.              PATENT APPLICATION

On March 20, 2002, the Company filed a patent application with the United States Patent and Trademark Office for a “Method and System for Point of Purchase Sign Creation and Delivery.”  In addition, the Company filed an international patent application for the same invention to protect patent rights in foreign countries.  Although the applications are still pending, a recent international preliminary examination report has indicated that the claimed invention is novel and has industrial applicability.  The Company expects that after complete examination, it will be awarded patents that protect its valuable intellectual property. Centiv has developed this system that allows a user access to an information database for selecting sign templates, inputting data for the sign templates and selecting and ordering signage products for production of the sign templates having the data input.

8                 RESTRUCTURING CHARGES

During 2002, as a result of the termination of the preferred supplier and support agreement with Anheuser Busch, the Company reduced headcount and other operating expenses.  Accordingly, $87,000 was charged to operations in 2002, consisting of $75,000 for severance costs for reductions in staff and $12,000 relating to early lease termination cost.

During the three month period ending June 30, 2003, the remaining restructuring payments of $63,000 were made for employee separations.  The restructuring reserve balance was $0 as of June 30, 2003.

The following table provides a roll-forward of the liabilities incurred in connection with the business restructuring.

($ in thousands)	December 31, 2002	Three months ended March 31, 2003	Three months ended June 30, 2003	June 30, 2003
Type of Cost	Balance	Payments	Payments	Balance

Employee Separations	$75	$(12)	$(63)	$0
Facility Closings	12	(12)	0	0
Total	$87	$(24)	$(63)	$0

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

10.       DISCONTINUED OPERATIONS

CalGraph Technology Services Business

Effective January 31, 2002, the Company sold the assets of the Calgraph Technology Services Business to Graphic Enterprises of Ohio, Inc.  Centiv received consideration for the sale of the Calgraph assets in the amount of $1,050,000 in cash plus a minimum royalty of $625,000 to be paid over a 25-month period beginning in May 2002.  Graphic Enterprises also assumed certain liabilities of Calgraph.  The Company realized a pre-tax gain on the sale of $586,000, which is the cash received plus the present value of the royalty payments less the book value of the net assets and less transaction fees associated with the sale of the business.  In addition, the Company wrote off the deferred tax asset of $98,000 relating to the Calgraph Technology Services Business.  The pretax loss from operations for Calgraph Technology Services Business in January 2002 was $108,000.

11.       PRIVATE PLACEMENT OF SECURITIES

Series A Convertible Preferred Stock:

On March 28, 2002 and April 15, 2002, the Company sold, in two separate closings, a private placement of Series A Convertible Preferred Stock (“Series A Preferred”), 191,000 and 25,000 units respectively, each unit consisting of one share of Series A Preferred and one warrant to purchase one additional share of Series A Preferred. The purchase price for each unit was $10.00 per unit.  This sale of units was ratified by the Company’s stockholders at the annual meeting of shareholders held on June 11, 2002.  Because each share of Series A Preferred was convertible, initially, into 3.33 shares of common stock, the effective purchase price was $3.00 for each share of common stock purchased. The warrant that was included in each unit gives the holder the right, until five years after the issuance of the warrant, to purchase one share of Series A Preferred at a purchase price of $15.00 per share or the equivalent of $4.50 per share of common stock.

The Series A Preferred had a liquidation preference over common stock equal to the purchase price of the Series A Preferred plus any accrued but unpaid dividends.  The Series A Preferred contained a dividend feature, such that if not converted before March 31, 2003, dividends would have accrued at an annual rate equal to 8% of the purchase price of the Series A Preferred.  In addition, if not previously converted into common stock, the Series A Preferred was subject to redemption at the option of the Company on the fourth anniversary of the issuance of the Series A Preferred at a redemption price equal to the purchase price plus any accrued but unpaid dividends.  If the Company failed to redeem the Series A Preferred on that date, the holders of the convertible preferred stock would have become entitled to elect a majority of the Company’s board of directors.  Notwithstanding the foregoing, directors elected by virtue of the voting rights of the Series A Preferred would have had to recuse themselves from any vote to redeem all or a portion of the Series A Preferred.

Proceeds to the Company from the sale of the Series A Preferred were $2,160,000, of which $1,910,000 was received at the March 28, 2002 closing and the remaining $250,000 was received at the April 15, 2002 closing.  Aggregate transaction costs of $135,000 representing legal, accounting and registration fees were incurred bringing the net proceeds to $2,025,000.  The net proceeds were used to pay off and cancel the Company’s then existing credit facility with Wachovia Bank, NA.

The Company recorded a beneficial conversion feature on the Series A Preferred and warrants based on the fair value of the common stock of $3.00 per share as of the date of commitment. The warrants with an exercise price of $4.50 per share,  were valued at $810,000 using the Black-Scholes valuation method using assumptions described in Footnote 14 to Notes to Financial Statements. The beneficial conversion feature was calculated to be $810,000 at the commitment date of March 28, 2002 and has been recorded as Additional Paid in Capital. As the preferred shares were convertible immediately, the entire amount of the beneficial conversion feature was accreted into the Accumulated Deficit at March 31, 2002.

The Series A Preferred was initially convertible into 3.33 shares of common stock for each share of the Series A Preferred.  This conversion ratio, however, was subject to anti-dilution adjustment for stock splits, combinations and other similar changes and if the Company issued, except in limited circumstances, any capital stock for a per share price less than the then current conversion price.

The Series A Preferred was, pursuant to its terms, to be automatically converted if (i) holders of 2/3 of the outstanding shares of such preferred stock agreed to convert, (ii) the Company’s revenues exceeded $5 million for any two consecutive quarters, or (iii) the Company recognized $20 million in revenues for the 12-month period ending March 31, 2003.

The Company did, in fact, recognize $20 million in revenues for the 12-month period ending March 31, 2003 and thus, all of the Series A Preferred issued and outstanding as of the close of business on March 31, 2003 was converted into common stock and the associated warrants were converted into warrants to purchase common stock.

On March 31, 2003, as part of the issuance of Series B Convertible Preferred discussed below, certain investors who also owned Series A Preferred converted 135,000 shares of Series A Preferred into 270,000 shares of Series B Preferred.  The associated warrants were cancelled for no value.  No Warrants were issued in connection with the shares of Series B Preferred issued in conversion for the Series A Preferred.  The remaining 81,000 outstanding shares of Series A Preferred were converted on March 31, 2003 into 270,003 shares of common stock in accordance with the terms of the Series A Preferred certificate of designations. Therefore, as of March 31, 2003, there were no shares of Series A Preferred outstanding.

Series B Convertible Preferred Stock:

On March 31, 2003, the Company sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred”) and one warrant to purchase 0.667 shares, on a post reverse stock split basis, of Common Stock (the “Warrant”).  As part of the private placement, the holders of $500,000 of the outstanding Convertible Subordinated Debt converted each $5.00 of Subordinated Convertible Debt into one share of Series B Preferred and one warrant to purchase 0.667 shares, on a post reverse stock split basis, of Common Stock..  The remaining $500,000 of Convertible Subordinated Debt was repaid in full from proceeds of this offering.  In addition, the Company issued an additional 270,000 shares of Series B Preferred in conversion of 135,000 shares of its outstanding Series A Convertible Preferred Stock (the “Series A Preferred”). No Warrants were issued in connection with the shares of Series B Preferred issued in exchange for the Series A Preferred.  In addition, the prior warrants to purchase Series A Preferred held by the Series A Preferred investors were cancelled with no value in connection with the conversion.  The remaining 81,000 outstanding shares of Series A Preferred were converted on March 31, 2003 into 270,003 shares, on a post reverse stock split basis) of Common Stock in accordance with the terms of the Series A Preferred certificate of designations.

The purchase price for each unit was $5.00 per unit (the “Purchase Price”).  Because each share of Series B Preferred is convertible, initially, into 3.33 shares of Common Stock on a post reverse stock split basis, the effective purchase price was $1.50 on a post reverse stock split basis for each share of Common Stock purchased.  The associated Warrant gives the holder the right, until seven years after the issuance of the Warrant, to purchase 0.667 shares of Common Stock on a post reverse stock split basis at a purchase price of $1.50 per share on a post reverse stock split basis.

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

As stated, the Series B Preferred is initially convertible into 3.33 shares of Common Stock, on a post reverse stock split basis, for each share of the Series B Preferred.  This conversion ratio, however, is subject to anti-dilution adjustment if the Company issues any capital stock (or securities exercisable for or convertible into capital stock) for a per share price less than the then current conversion price of $1.50 on a post reverse stock split basis, except for issuances pursuant to the Company’s stock option plan and certain other issuances to business partners.  The anti-dilution adjustment will be made on a full-ratchet basis.  Each share of Series B Preferred is entitled to 3.33 votes on a post reverse stock split basis and the Series B Preferred stockholders vote together with the Common Stock stockholders on all matters unless otherwise required by law.

The purchasers of the Series B Preferred may voluntarily convert the Series B Preferred into Common

Stock at any time.  The Series B Preferred will be automatically converted into Common Stock if (i) the Company meets either Conversion Milestone defined below, or (ii) holders of 2/3 of the outstanding shares of the Series B Preferred agree to convert.  In either event, however, an automatic conversion will only occur if a registration statement covering the resale of the shares issuable upon conversion is in effect at that time. “Conversion Milestone” shall mean either (a) the Company’s pretax earnings from ongoing operations are equal to or greater than $6 million in the aggregate in any four consecutive fiscal quarters as determined in accordance with United States Generally Accepted Accounting Principles (“GAAP”) as applied by the Company on the date when the Series B Preferred was first issued and the closing trading price of the Company’s Common Stock is equal to or greater than $6.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares after the filing date hereof) for ten consecutive Trading Days (as defined below), or (b) the closing of a “firm commitment” underwritten public offering of Common Stock in which the public offering price per share of Common Stock is at least equal to three times the then-applicable conversion price for the Series B Preferred and which offering results in gross proceeds to the Company of not less than $15 million.  “Trading Day” shall mean a business day on which at least 50,000 shares of Common Stock are traded on the principal United States securities exchange or automated quotation system on which such security is listed or traded.

The Company agreed to file a registration statement on Form S-3 to cover the resale of the shares of Common Stock issuable upon conversion of the Series B Preferred and the shares of Common Stock issuable upon exercise of the Warrants.  That registration statement was declared effective on July 16, 2003.  The Company also agreed to use its best efforts to maintain the effectiveness of the registration statement until the earlier of (a) the later of (i) two years after all of the Warrants have been redeemed or exercised, or (ii) two years after all of the Series B Preferred has been converted, or (b) six years from the closing date. In addition, the Company granted the purchasers of the Series B Preferred piggy-back registration rights on any other registration statement filed by the Company (other than on Forms S-8 or S-4).  The Company is not, however, obligated to register or qualify the resale of the shares of Common Stock issuable upon conversion of the Series B Preferred and the shares of Common Stock issuable upon exercise of the Warrants under the laws of the various states, unless specifically requested by the purchasers of the Series B Preferred.  The Company agreed to bear all expenses of each registration, including the costs of one special counsel to the purchasers of the Series B Preferred.

Pursuant to the terms of the private placement, the Company may impose blackout periods with respect to the use of the registration statement in an aggregate amount of time not to exceed 25 business days in any 12-month period if the Company’s board of directors determines in good faith that (a) an amendment or supplement to a registration statement is required to correct a material misstatement or to include information the absence of which would render the registration statement materially misleading and (b) the filing of such amendment or supplement would result in the disclosure of information that the Company has a bona fide business purpose for preserving as confidential. The Company may not issue more than four blackout periods in any 12-month period.  The Company agreed to notify the purchasers of the Series B Preferred of blackout periods but the purchasers are not required to notify the Company of any sales if no blackout is in effect.  The registration rights are embodied in an investor rights agreement that contains customary terms and conditions, including cross-indemnities.

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

There was no beneficial conversion feature on the Series B convertible preferred stock and warrants based on the fair value of the common stock of $1.02 per share as of the date of commitment. The warrants with an exercise price of $1.50 per share, were valued at $159,176 using the Black-Scholes valuation method using assumptions described in Footnote 14 to Notes to Financial Statements.

12.       CONVERTIBLE SUBORDINATED DEBT

On September 30, 2002, the Company issued $1 million of Senior Subordinated Convertible Notes to private investors.  These notes were convertible into equity, at the lenders’ option upon the closing of, and at the same terms as, the next equity financing in which the Company raises at least $1,000,000.  The loan had a term that extended until the earlier of July 1, 2004 or two business days following the closing of an equity financing described above and pays interest at a rate of 10% per year.  In addition, the lenders received an aggregate of 16,667 warrants granted at the closing of the loan and were eligible to receive an aggregate of an additional 6,667 warrants per month until such time as the loan was fully repaid or converted into equity.

The warrant is exercisable at $5.25 per share and was callable by the Company if the market price of the Company’s common stock closes at or above $15.00 per share for 10 consecutive trading days.  The initial 16,667 warrants granted at closing were valued at $11,858 using the Black-Scholes valuation assumptions described in Footnote 14 to Notes to Financial Statements, creating an unamortized discount on the Senior Subordinated Convertible Notes.  The unamortized discount was amortized to interest expense over the term of the note.

On March 31, 2003, $500,000 of the Senior Subordinated Convertible Debt was converted to Series B Preferred Stock and the remaining $500,000 was repaid out of the proceeds of the Series B Preferred Stock financing as described above.

The 8,334 warrants granted on the $500,000 of Senior Subordinated Convertible Debt, which were converted into Series B Preferred Stock, were cancelled effective March 31, 2003.  The remaining 8,334 warrants granted on the $500,000 of Senior Subordinated Debt that was repaid are still active and outstanding.  In addition, the Company granted 20,000 warrants on March 31, 2003 to the holders of the Senior Subordinated Debt that were repaid representing the warrants earned for the period October 1, 2002 through March 31, 2003.  The additional 20,000 warrants granted as of March 31, 2003 were valued at $2,700 using the Black-Scholes valuation method.  Since the Company had accrued $14,400 for the warrants as of December 31, 2002, an adjustment to income of $11,700 was recorded for the three months ended March 31, 2003.

13.       RELATED PARTY TRANSACTIONS

On December 1, 1999, the Company entered into a Loan Agreement with William M. Rychel pursuant to which the Company loaned Mr. Rychel a total of $1,775,000 to purchase from certain shareholders a total of 268,995 shares of our common stock.  The original term of the loan was one year which the Company extended until December 1, 2001 and, on December 1, 2001, the Company entered into another amendment with Mr. Rychel that extended the due date of the loan until December 1, 2002.  In exchange for extending the loan, Mr. Rychel agreed to a non-compete and a confidentiality and assignment of inventions agreement.  Under the Sarbanes-Oxley Act of 2002, this loan could not be extended beyond its current maturity of December 1, 2002 or otherwise materially modified.  On November 25, 2002, the Company repurchased the 268,995 shares in exchange for the outstanding loan plus accrued interest of $2,250,283.  The shares repurchased have been put into Treasury Stock using the closing market price of the stock of $2.82 per share.  The difference between the outstanding loan balance and the Treasury Stock resulted in a non-cash charge of $1,491,719.

Upon consummation of the Channels Business transaction, Centiv made loans to three former members of Centiv’s management team involved in the transaction.  A loan in the amount of $200,000 was made to Scott Barker.  This loan is secured by 33,334 shares of Centiv common stock owned by Mr. Barker and will bear interest at a rate of 25 basis points over the current rate on the Company’s senior debt facility, as adjusted from time to time.  The principal amount of this loan plus accrued interest shall be due and payable December 31, 2003.  Upon the completion of the Channels Business transaction, the Company also made loans to Dave Boston and Pat McLaughlin on the same terms and conditions in the amounts of $30,000 and $20,000, respectively.

John P. Larkin, the Company’s President and Chief Executive Officer was an investor in the Series B Preferred offering closed on March 31, 2003.  In connection with the investment, Mr. Larkin purchased 20,000 Units, each consisting of one share of Series B Convertible Preferred Stock and a warrant to purchase 0.667 shares of common stock at an exercise price of $1.50 per share.  In connection with that transaction, Mr. Larkin waived his conversion rights and granted to the Company’s Chief Financial Officer an irrevocable proxy to vote those shares (in accordance with the vote of the majority of the Company’s capital stock entitled to vote thereon excluding these shares) until the Company’s stockholders ratified the issuance of the Series B Preferred, which occurred at the Company’s annual meeting of stockholders held on May 29, 2003.

14.       STOCK-BASED COMPENSATION

Effective for fiscal 2003, the Company adopted the disclosure requirements under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” as an amendment to SFAS No. 123.

Stock-based employee compensation, including stock options, for the three months and six months ended June 30, 2003 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted for the three months and six months ended June 30, 2003 and all prior years, the net loss would have increased (decreased), resulting in pro forma net earnings and EPS as presented below:

	Three Months Ending June 30,		Six Months Ending June 30,
	2003	2002	2003	2002

Net Loss – as reported	$(446)	$(338)	$(506)	$(835)

Deduct: stock-based compensation income (expense) determined under the fair value based method for all awards, net of tax	2	9	(26)	18

Net Loss – pro forma	$(444)	$(329)	$(532)	$(817)

Earnings (loss) per share:
Basic – as reported	$(0.27)	$(0.20)	$(0.33)	$(0.51)
Basic – proforma	(0.27)	(0.20)	(0.35)	(0.49)
Diluted – as reported	(0.27)	(0.20)	(0.33)	(0.51)
Diluted – pro forma	(0.27)	(0.20)	(0.35)	(0.49)

The amount of the pro forma charge has been determined using the Black-Scholes model, as permitted by FAS 123.  For purposes of the calculation, management used an average interest rate of 5.22% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 80%, a dividend yield of 0% and an expected life of 5 years for the grants.

15.       KEY EMPLOYEE INCENTIVE POOL (KEIP):

The Board of Directors has established a Key Employee Incentive Pool (“KEIP”).  Under the KEIP, upon the consummation of a sale of all or substantially all of the assets of Centiv or the consummation of a merger wherein the then current stockholders of Centiv do not own at least 50% of the outstanding voting power of the surviving entity or upon a sale of all or substantially all of the outstanding capital stock of Centiv, the participating employees shall receive bonuses according to the following:

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

Since payments under the KEIP are contingent upon the sale of the Company as well as the amount to be realized upon sale and the participants must be employed at the time of the sale, there has been no recognition or accrual of the cost of this plan in the financial statements.  The Company will recognize the cost of the KEIP when the event becomes probable and the amount can be reasonably estimated.

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

The roots of Centiv’s introduction to the custom POP segment were formed in 1998 when we partnered with Anheuser-Busch (A-B) to design, configure, deliver and implement a proprietary A-B POP signage system in over 730 A-B wholesale distributors in the United States and 16 foreign countries. This led to a relationship with Anheuser-Busch pursuant to which we installed a POP system for A-B allowing distributors to access that system to create custom signage using templates created by A-B.  In addition, as part of our agreement, Centiv maintained rights to supply consumable print materials to these distributors supported by an in-house call center service. As a result of our exposure to the custom signage business, Centiv invested in the development of a web-based platform for the collaborative versioning of POP signage.  Beginning in 2001, Centiv began the commercialization of Instant Impact.   Effective March 31, 2003, Centiv’s preferred supplier and technical support agreement with A-B was not renewed.  Our activities with A-B and its distributors terminated upon the expiration of that agreement.

With the termination of the preferred supplier and support agreement effective March 31, 2003, the sales to A-B and the wholesale distributor network will not occur in the future quarters of 2003.  We do not believe that sales from our Instant Impact product will be sufficient to replace the sales lost from A-B and its wholesale distributor network during 2003.  Total sales from A-B and its wholesale distributor network for the year ended December 31, 2002 were $24.9 million.  Sales from A-B and its wholesale distributor network during the three months ended June 30, 2003 and 2002 were $0 and $3.3 million, respectively and sales for the six months ended June 30, 2003 and 2002 were  $4.1 million and $7.1 million, respectively.  In response to this, we underwent a downsizing of our operations and have reduced our headcount and other operating expenses to a level that we believe will enable us to continue to operate our business.  Although there can be no assurance that we will be able to offset this loss of revenue sufficiently by cutting expenses or increasing revenue from other sources, we believe the actions taken, along with capital raised in the offering of our Series B Preferred Stock, will provide adequate financing through at least the next 12 months.

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

Although no single customer accounted for more than 10% of the sales for the years ended December 31, 2002 and 2001, on a combined basis, distributors affiliated with A-B, in the aggregate, accounted for approximately 97% and 99% of the sales, respectively.  For the three months ended June 30, 2003 and 2002, distributors affiliated with A-B, in the aggregate, accounted for approximately 0% and 95% of the sales, respectively.   For the six months ended June 30, 2003 and 2002, distributors affiliated with A-B, in the aggregate, accounted for approximately 76% and 97% of our total sales, respectively.

Three Months Ended June 30, 2003 Compared With Three Months Ended June 30, 2002

Net Sales from continuing operations.  Total sales from continuing operations of $585,000 for the three months ended June 30, 2003, decreased 83% or $2.9 million, compared to $3,501,000 for the three months ending June 30, 2002.  As previously mentioned, with the expiration of the Anheuser-Busch (A-B) preferred supplier and support agreement effective March 31, 2003, there were no sales to A-B and the wholesale distributor network for the three months ended June 30, 2003.  Sales to Anheuser-Busch (A-B) and its wholesale distributor network were $3.3 million for the three months ended June 30, 2002.

Sales of the Instant Impact product line were $585,000 for the three months ended June 30, 2003, or an increase of 265% over the sales of $160,000 for the three months ended June 30, 2002.  The sales increase for the three months ended June 30, 2003 over the same period in the prior year was attributable primarily to expanded usage of the Instant Impact system from existing customers as well as revenue from new customers.  Sales of the Instant Impact product for the three months ended June 30, 2003, showed a decline of $133,000 over the three months ended March 31, 2003 as a result of certain customers POP budgets having been reduced due to fiscal year-end cutbacks.  We expect that revenues will continue to grow as we continue to expand our customer base and POP budgets are increased within our existing customers.

Gross Profit from continuing operations.  Gross profit from continuing operations of $338,000 for the three months ended June 30, 2003 decreased 65% or $624,000, compared to $962,000 for the three months ended June 30, 2002.  However, gross profit as a percentage of sales increased 30.5 percentage points to 58.0% for the three months ended June 30, 2003 compared to 27.5% for the three months ended June 30, 2002.  The gross profit percentage in the second quarter of 2003 is reflective of the Instant Impact sales, while the prior year gross profit margin contained a mix of Instant Impact sales and sales to A-B.  Instant Impact margins were 63.1% compared to margins of 25.8% for the A-B sales for the three months ended June 30, 2002.

The reason for the margin difference is that the A-B business relationship consisted of sales of lower margin digital printing hardware and consumable printing materials, while the Instant Impact business consists of web-based services including web set-up fees, creative services as well as production of customized point of purchase signage.

SG&A Expenses from continuing operations.  SG&A expenses from continuing operations of $645,000 for the three months ended June 30, 2003 decreased $580,000 or 47%, compared to $1.2 million for the three months ended June 30, 2002.  As a result of the termination of the A-B agreement, the costs associated with the A-B business have been eliminated effective March 31, 2003.  In addition, in the second quarter of 2003, SG&A expenses reflect a one-time favorable adjustments of $160,000 relating to: (1) a reversal of the 2002 bonus accrual of $120,000 as this amount will not be paid due to the establishment of the long term Key Employee Incentive Plan (KEIP), and (2) a favorable workers compensation insurance audit adjustment of $40,000.

Depreciation Expense from continuing operations.   Depreciation expense from continuing operations increased $10,000, or 7%, to $144,000 for the three months ended June 30, 2003, as compared to $134,000 for the three months ended June 30, 2002.  The increase in depreciation expense relates to additional computer and production equipment purchased during the course of 2002 for the expansion of the print center.

Interest Income (expense) from continuing operations.   Interest income of $4,000 for the three months ended June 30, 2003 decreased $53,000, or 95%, compared to $57,000 for the three months ended June 30, 2002.  The decrease in interest income is the result of the reduction in the outstanding loans due from stockholders (See Footnote 13 to Financial Statements).

Income Taxes from continuing operations.  The Company’s effective tax rate for continuing operations was 0% for the three months ended June 30, 2003 and 2002 as the Company’s tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes.

Net Loss from continuing operations.  The Company had a net loss from continuing operations of $445,000 for the three months ended June 30, 2003, compared to the net loss of $338,000 for the three months ended June 30, 2002, an increase in the loss of 32%.  The increase in the net loss is attributable to lower sales as a result of the termination of the A-B relationship as of March 31, 2003.

Six Months Ended June 30, 2003 Compared With Six Months Ended June 30, 2002

Net Sales from continuing operations.  Total sales from continuing operations of $5.4 million for the six months ended June 30, 2003 decreased 27% or $1.9 million, compared to $7.3 million for the six months ending June 30, 2002.  As previously mentioned, with the termination of the A-B preferred supplier and support agreement, there were no sales to A-B and the wholesale distributor network after March 31, 2003 and therefore the sales to A-B of $4.1 million for the six months ended June 30, 2003 decreased $3.0 million compared to sales to A-B of $7.1 million for the six months ended June 30, 2002.

Sales of the Instant Impact product line were $1.3 million for the six months ended June 30, 2003, or an increase of 431% over the sales of $245,000 for the six months ended June 30, 2002.  The sales increase over prior year was attributable primarily to expanded usage of the Instant Impact system from existing customers as well as revenue from new customers.

Gross Profit from continuing operations.  Gross profit from continuing operations of $1.7 million for the six months ended June 30, 2003, decreased 11% or $212,000, compared to $1.9 million for the six months ended June 30, 2002.  However, gross profit as a percentage of sales increased 5.6 percentage points to 32% for the six months ended June 30, 2003 compared to 26% for the six months ended June 30, 2002.

The gross profit percentage for the six months ended June 30, 2003 is reflective of a higher mix of Instant Impact sales compared to sales to A-B.  Instant Impact margins were 56.4% for the six months ended June 30, 2003 compared to margins of 48.6% for the six months ended June 30, 2002.  Gross profit percentage for the A-B sales were 24.0% for the six months ended June 30, 2003 compared to margins of 25.5% for the six months ended June 30, 2002.

SG&A Expenses from continuing operations. SG&A expenses from continuing operations of $1.9 million for the six months ended June 30, 2003, decreased $511,000 or 21%, compared to $2.4 million for the six months ended June 30, 2002.  As a result of the expiration of the A-B agreement, the costs associated with the A-B business have been eliminated effective March 31, 2003.  In addition, for the six months ended June 30, 2003, SG&A expenses reflect a one-time favorable adjustments of $160,000 relating to: (1) a reversal of the 2002 bonus accrual of $120,000 as this amount will not be paid due to the establishment of the long term Key Employee Incentive Plan (KEIP), and (2) a favorable workers compensation insurance audit adjustment of $40,000.

Depreciation Expense from continuing operations.   Depreciation expense from continuing operations increased $19,000, or 7%, to $286,000 for the six months ended June 30, 2003, as compared to $267,000 for the six months ended June 30, 2002.  The increase in depreciation expense relates to additional computer and production equipment purchased during the course of 2002 for the expansion of the print center.

Other Income from continuing operations.   There was no other income for the six months ended June 30, 2003 compared to $283,000 for the six months ended June 30, 2002.  The other income represents the settlement of outstanding liabilities associated with the termination of vendor contracts relating to the sale of the Channels Business.

Interest Income (expense) from continuing operations.   Interest expense of $12,000 was recorded for the six months ended June 30, 2003, compared to interest income of $85,000 for the six months ended June 30, 2002.  The interest expense in 2003 reflects interest costs for the convertible subordinated debt of $1.0 million that was retired on March 31, 2003 (See Footnote 12 to Financial Statements). The interest income in 2002 represents interest on the stockholder’s notes (See Footnote 13 to Financial Statements).

Income Taxes from continuing operations.  The Company’s effective tax rate for continuing operations was 0% for the six months ended June 30, 2003 and 2002 as the Company’s tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes.

Net Loss from continuing operations.  The Company had a net loss from continuing operations of $505,000 for the six months ended June 30, 2003, compared to the net loss of $405,000 for the six months ended June 30, 2002, an increase in the net lose of 25%.  The increase in the net loss is attributable to lower sales as a result of the termination of the Anheuser Busch relationship as of March 31, 2003.

Discontinued Operations:

The Company had net income from discontinued operations of $380,000 for the six months ended June 30, 2002.  (See Footnote 10 to Financial Statements for a description of the discontinued operations).

Effect of beneficial conversion feature of preferred stock:

The Company recorded a beneficial conversion feature on the Series A Convertible Preferred Stock and warrants that were issued in March 2002, based on the fair value of the common stock of $3.00 per share as of the date of commitment. The warrants with an exercise price of $4.50 per share were valued at $810,000 using the Black-Scholes valuation method. The beneficial conversion feature was calculated to be $810,000 at the commitment date of March 28, 2002 and has been recorded as Additional Paid in Capital. As the preferred shares were convertible immediately, the entire amount of the beneficial conversion feature was accreted into the Accumulated Deficit at March 31, 2002.

There was no beneficial conversion feature on the Series B Convertible Preferred Stock and warrants that were issued in March 2003, based on the fair value of the common stock of $1.02 per share as of the date of commitment.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2003, the Company had $1.9 million in cash and positive working capital of $2.1 million compared to $1.3 million in cash and $783,000 in working capital as of December 31, 2002. The improvement is a result of the Series B Preferred Stock private offering that was completed on March 31, 2003 (see Notes 11 and 12 to Consolidated Financial Statements).

The Company used $877,000 of cash from operations for the six months ended June 30, 2003 compared to $2.3 million of cash used from operations for the six months ended June 30, 2002.  During the six months ended June 30, 2003, cash was used to pay accounts payable and accrued expenses of $2.8 million relating to vendor payments for the A-B equipment upgrade that took place in Q4 2002.  Offsetting these payments was cash of $2.2 million through a reduction in accounts receivable, inventories and prepaid expenses as a result of the termination of the A-B agreement.

During the six months ended June 30, 2002, the Company used $2.3 million of cash from operations.  Cash was used to pay accounts payable and accrued expenses of $2.5 million primarily from the payment of transaction costs as well as other payments relating to vendor settlements associated with the sale of the Channels Business.

For the six months ended June 30, 2003, the Company generated cash of $121,000 from investing activities.  The Company received cash of $150,000 from the sale of the CalGraph Business (see Note 10 of the Notes to Consolidated Financial Statements), partially offset by cash used of $29,000 for the purchase of computer and production equipment.  For the six months ended June 30, 2002, the Company generated cash of $907,000 from investing activities.  The Company received cash of $1,100,000 from the sale of the CalGraph Business (see Note 10 of the Notes to Consolidated Financial Statements), partially offset by cash used of $193,000 for the purchase of software licenses, computer hardware and production equipment. Approximately $89,000 of the $193,000 of purchases related to one-time expenditures for splitting the software licenses and computer hardware due to the divestitures of Channels and CalGraph business units.

For the six months ended June 30, 2003, the Company generated cash of $1,396,000 principally from financing activities in relation to the Series B Preferred Stock offering.  The Company received net proceeds of $1,910,000 from the equity offering (see Note 11 of the Notes to Consolidated Financial Statements).  In addition, the Company repaid $500,000 of convertible subordinated debt (see Note 12 of the Notes to Consolidated Financial Statements).  The remaining $500,000 of subordinated debt was converted in exchange for participation in the Series B Preferred Stock offering.

For the six months ended June 30, 2002, the Company generated cash of $1,281,000 from financing activities in relation to the Series A Convertible Preferred Stock offering.  The Company received $1,776,000 from private equity offering (see Note 11 of the Notes to Consolidated Financial Statements).  The net proceeds were used to pay off and cancel the Company’s credit facility.

The Company believes that its available funds will be adequate to satisfy its current and planned operations, including restructuring accruals, through at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 46, Amendment of FASB Statement No. 13, and Technical Corrections”, SFAS No. 145 addresses a variety of accounting practices.  The provisions of this statement related to the rescission of Statement No. 4 (Reporting Gains and Losses from Extinguishment of Debt) are effective for fiscal years beginning after May 15, 2002.  The provisions of this statement related to Statement No. 13 (Accounting of Leases) are effective for transactions occurring after May 15, 2002.  All other provisions of this statement are effective for financial statements issued on or after May 15, 2002.  Statement No. 44 was entitled “According for Intangible Assets of Motor Carriers” and Statement No. 64 was entitled “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements.”

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan.  This new statement is effective for exit or disposal activities that are initiated after December 31, 2002.  The Company does not expect that adoption of this statement will have a material effect on its results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 (FIN No. 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This is an interpretation of FASB Statements No. 5, 57 and 107 and the rescission of FASB Interpretation No. 34. FIN No. 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end.  The disclosure requirements in FIN No.45 are effective for financial statements of interim or annual periods ending December 15, 2002.  The Company does not expect that adoption of this interpretation will have a material effect on its results of operations or financial position.

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

In January 2003, the FASB issued Interpretation No.46 (FIN No. 46), “Consolidation of Variable Interest Entities.”  This is an interpretation of Accounting Research Bulletin No. 51, and revises the requirements for consolidation by business enterprises of variable interest entities.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entitles in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003 to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period.  FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.  The Company is not party to any variable interest entity.  The Company does not expect that adoption of this interpretation will have a material effect on its results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. The Company does not expect that adoption of this statement will have any material effect on its results of operations or financial position.

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

Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of the impact of competition and competitive pricing, business conditions and growth in the industry, general and economic conditions and other risks.  Investors should review the more detailed description of these and other possible risks contained in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the year ended December 31, 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES

Centiv management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures, pursuant to Exchange Act Rule 13a-15(b), as of June 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion and no changes are required at this time.

In connection with the evaluation by Centiv management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended June 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II       OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Series A Convertible Preferred Stock:

On March 28, 2002 and April 15, 2002, the Company sold, in two separate closings, a private placement of Series A Convertible Preferred Stock (“Series A Preferred”), 191,000 and 25,000 units respectively, each unit consisting of one share of Series A Preferred and one warrant to purchase one additional share of Series A Preferred. The purchase price for each unit was $10.00 per unit.  This sale of units was ratified by the Company’s stockholders at the annual meeting of shareholders held on June 11, 2002.  Because each share of Series A Preferred was convertible, initially, into 3.33 shares of common stock, the effective purchase price was $3.00 for each share of common stock purchased. The warrant that was included in each unit gives the holder the right, until five years after the issuance of the warrant, to purchase one share of Series A Preferred at a purchase price of $15.00 per share or the equivalent of $4.50 per share of common stock.

The Series A Preferred had a liquidation preference over common stock equal to the purchase price of the Series A Preferred plus any accrued but unpaid dividends.  The Series A Preferred contained a dividend feature, such that if not converted before March 31, 2003, dividends would have accrued at an annual rate equal to 8% of the purchase price of the Series A Preferred.  In addition, if not previously converted into common stock, the Series A Preferred was subject to redemption at the option of the Company on the fourth anniversary of the issuance of the Series A Preferred at a redemption price equal to the purchase price plus any accrued but unpaid dividends.  If the Company failed to redeem the Series A Preferred on that date, the holders of the convertible preferred stock would have become entitled to elect a majority of the Company’s board of directors.  Notwithstanding the foregoing, directors elected by virtue of the voting rights of the Series A Preferred would have had to recuse themselves from any vote to redeem all or a portion of the Series A Preferred.

Proceeds to the Company from the sale of the Series A Preferred were $2,160,000, of which $1,910,000 was received at the March 28, 2002 closing and the remaining $250,000 was received at the April 15, 2002 closing.  Aggregate transaction costs of $135,000 representing legal, accounting and registration fees were incurred bringing the net proceeds to $2,025,000.  The net proceeds were used to pay off and cancel the Company’s then existing credit facility with Wachovia Bank, NA.

The Company recorded a beneficial conversion feature on the Series A Preferred and warrants based on the fair value of the common stock of $3.00 per share as of the date of commitment. The warrants with an exercise price of $4.50 per share,  were valued at $810,000 using the Black-Scholes valuation method using assumptions described in Footnote 14 to Notes to Financial Statements. The beneficial conversion feature was calculated to be $810,000 at the commitment date of March 28, 2002 and has been recorded as Additional Paid in Capital. As the preferred shares were convertible immediately, the entire amount of the beneficial conversion feature was accreted into the Accumulated Deficit at March 31, 2002.

The Series A Preferred was initially convertible into 3.33 shares of common stock for each share of the Series A Preferred.  This conversion ratio, however, was subject to anti-dilution adjustment for stock splits, combinations and other similar changes and if the Company issued, except in limited circumstances, any capital stock for a per share price less than the then current conversion price.

The Series A Preferred was, pursuant to its terms, to be automatically converted if (i) holders of 2/3 of the outstanding shares of such preferred stock agreed to convert, (ii) the Company’s revenues exceeded $5 million for any two consecutive quarters, or (iii) the Company recognized $20 million in revenues for the 12-month period ending March 31, 2003.

The Company did, in fact, recognize $20 million in revenues for the 12-month period ending March 31, 2003 and thus, all of the Series A Preferred issued and outstanding as of the close of business on March 31, 2003 was converted into common stock and the associated warrants were converted into warrants to purchase common stock.

On March 31, 2003, as part of the issuance of Series B Convertible Preferred discussed below, certain investors who also owned Series A Preferred converted 135,000 shares of Series A Preferred into 270,000 shares of Series B Preferred.  The associated warrants were cancelled for no value.  No Warrants were issued in connection with the shares of Series B Preferred issued in conversion for the Series A Preferred.  The remaining 81,000 outstanding shares of Series A Preferred were converted on March 31, 2003 into 270,003 shares of common stock in accordance with the terms of the Series A Preferred certificate of designations. Therefore, as of March 31, 2003, there were no shares of Series A Preferred outstanding.

Series B Convertible Preferred Stock:

On March 31, 2003, the Company sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred”) and one warrant to purchase 0.667 shares, on a post reverse stock split basis, of Common Stock (the “Warrant”).  As part of the private placement, the holders of $500,000 of the outstanding Convertible Subordinated Debt converted each $5.00 of Subordinated Convertible Debt into one share of Series B Preferred and one warrant to purchase 0.667 shares, on a post reverse stock split basis, of Common Stock..  The remaining $500,000 of Convertible Subordinated Debt was repaid in full from proceeds of this offering.  In addition, the Company issued an additional 270,000 shares of Series B Preferred in conversion of 135,000 shares of its outstanding Series A Convertible Preferred Stock (the “Series A Preferred”). No Warrants were issued in connection with the shares of Series B Preferred issued in exchange for the Series A Preferred.  In addition, the prior warrants to purchase Series A Preferred held by the Series A Preferred investors were cancelled with no value in connection with the conversion.  The remaining 81,000 outstanding shares of Series A Preferred was converted on March 31, 2003 into 270,003 shares, on a post reverse stock split basis) of Common Stock in accordance with the terms of the Series A Preferred certificate of designations.

The purchase price for each unit was $5.00 per unit (the “Purchase Price”).  Because each share of Series B Preferred is convertible, initially, into 3.33 shares of Common Stock on a post reverse stock split basis, the effective purchase price was $1.50 on a post reverse stock split basis for each share of Common Stock purchased.  The associated Warrant gives the holder the right, until seven years after the issuance of the Warrant, to purchase 0.667 shares of Common Stock on a post reverse stock split basis at a purchase price of $1.50 per share on a post reverse stock split basis.

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

As stated, the Series B Preferred is initially convertible into 3.33 shares of Common Stock, on a post reverse stock split basis, for each share of the Series B Preferred.  This conversion ratio, however, is subject to anti-dilution adjustment if the Company issues any capital stock (or securities exercisable for or convertible into capital stock) for a per share price less than the then current conversion price of $1.50 on a post reverse stock split basis, except for issuances pursuant to the Company’s stock option plan and certain other issuances to business partners.  The anti-dilution adjustment will be made on a full-ratchet basis.  Each share of Series B Preferred is entitled to 3.33 votes on a post reverse stock split basis and the Series B Preferred stockholders vote together with the Common Stock stockholders on all matters unless otherwise required by law.

The purchasers of the Series B Preferred may voluntarily convert the Series B Preferred into Common Stock at any time.  The Series B Preferred will be automatically converted into Common Stock if (i) the Company meets either Conversion Milestone defined below, or (ii) holders of 2/3 of the outstanding shares of the Series B Preferred agree to convert.  In either event, however, an automatic conversion will only occur if a registration statement covering the resale of the shares issuable upon conversion is in effect at that time. “Conversion Milestone” shall mean either (a) the Company’s pretax earnings from ongoing operations are equal to or greater than $6 million in the aggregate in any four consecutive fiscal quarters as determined in accordance with United States Generally Accepted Accounting Principles (“GAAP”) as applied by the Company on the date when the Series B Preferred was first issued and the closing trading price of the Company’s Common Stock is equal to or greater than $6.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares after the filing date hereof) for ten consecutive Trading Days (as defined below), or (b) the closing of a “firm commitment” underwritten public offering of Common Stock in which the public offering price per share of Common Stock is at least equal to three times the then-applicable conversion price for the Series B Preferred and which offering results in gross proceeds to the Company of not less than $15 million.  “Trading Day” shall mean a business day on which at least 50,000 shares of Common Stock are traded on the principal United States securities exchange or automated quotation system on which such security is listed or traded.

The Company agreed to file a registration statement on Form S-3 to cover the resale of the shares of Common Stock issuable upon conversion of the Series B Preferred and the shares of Common Stock issuable upon exercise of the Warrants.  That registration statement was declared effective on July 16, 2003.  The Company also agreed to use its best efforts to maintain the effectiveness of the registration statement until the earlier of (a) the later of (i) two years after all of the Warrants have been redeemed or exercised, or (ii) two years after all of the Series B Preferred has been converted, or (b) six years from the closing date. In addition, the Company granted the purchasers of the Series B Preferred piggy-back registration rights on any other registration statement filed by the Company (other than on Forms S-8 or S-4).  The Company is not, however, obligated to register or qualify the resale of the shares of Common Stock issuable upon conversion of the Series B Preferred and the shares of Common Stock issuable upon exercise of the Warrants under the laws of the various states, unless specifically requested by the purchasers of the Series B Preferred.  The Company agreed to bear all expenses of each registration, including the costs of one special counsel to the purchasers of the Series B Preferred.

Pursuant to the terms of the private placement, the Company may impose blackout periods with respect to the use of the registration statement in an aggregate amount of time not to exceed 25 business days in any 12-month period if the Company’s board of directors determines in good faith that (a) an amendment or supplement to a registration statement is required to correct a material misstatement or to include information the absence of which would render the registration statement materially misleading and (b) the filing of such amendment or supplement would result in the disclosure of information that the Company has a bona fide business purpose for preserving as confidential. The Company may not issue more than four blackout periods in any 12-month period.  The Company agreed to notify the purchasers of the Series B Preferred of blackout periods but the purchasers are not required to notify the Company of any sales if no blackout is in effect.  The registration rights are embodied in an investor rights agreement that contains customary terms and conditions, including cross-indemnities.

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

There was no beneficial conversion feature on the Series B convertible preferred stock and warrants based on the fair value of the common stock of $1.02 per share as of the date of commitment. The warrants with an exercise price of $1.50 per share, were valued at $159,176 using the Black-Scholes valuation method using assumptions described in Footnote 14 to Notes to Financial Statements.

Convertible Subordinated Debt:

On September 30, 2002, the Company issued $1 million of Senior Subordinated Convertible Notes to private investors.  These notes were convertible into equity, at the lenders’ option upon the closing of, and at the same terms as, the next equity financing in which the Company raises at least $1,000,000.  The loan had a term that extended until the earlier of July 1, 2004 or two business days following the closing of an equity financing described above and pays interest at a rate of 10% per year.  In addition, the lenders received an aggregate of 16,667 warrants granted at the closing of the loan and were eligible, as described below, to receive an aggregate of an additional 6,667 warrants per month until such time as the loan was fully repaid or converted into equity.

The warrants are exercisable at $5.25 per share and is callable by the Company if the market price of the Company’s common stock closes at or above $15.00 per share for 10 consecutive trading days.  The initial 16,667 warrants granted at closing were valued at $11,858 using the Black-Scholes valuation assumptions described in Footnote 14 to Notes to Financial Statements, creating an unamortized discount on the Senior Subordinated Convertible Notes.  The unamortized discount was amortized to interest expense over the term of the note.

On March 31, 2003, $500,000 of the Senior Subordinated Convertible Debt was converted to Series B Preferred Stock and the remaining $500,000 was repaid out of the proceeds of the Series B Preferred Stock financing as described above.

The 8,332 warrants granted on the $500,000 of Senior Subordinated Convertible Debt, which were converted into Series B Preferred Stock, were cancelled effective March 31, 2003.  The remaining 8,335 warrants granted on the $500,000 of Senior Subordinated Debt that was repaid are still active and outstanding.  In addition, the Company granted 20,000 warrants on March 31, 2003 to the holders of the Senior Subordinated Debt that were repaid representing the warrants earned for the period October 1, 2002 through March 31, 2003.  The additional 20,000 warrants granted as of March 31, 2003 were valued at $2,700 using the Black-Scholes valuation method.  Since the Company had accrued $14,400 for the warrants as of December 31, 2002, an adjustment to income of $11,700 was recorded for the three months ended March 31, 2003.

Stock Grant:

The Company issued 8,334 shares of common stock to Piedmont Consulting, Inc. (“Piedmont”) under the terms of a Consulting Agreement dated as of May 8, 2003.  The issuance of common stock was exempt from registration under the Securities Act by virtue of Section 4(2) thereof, no public sale having been involved.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s 2003 Annual Meeting of Stockholders was held on May 29, 2003.  The votes shown below are on a pre-adjusted basis before the impact of the one for three reverse stock split.

Proposal 1 – Election of two Class I Directors with a three year term expiring in 2006 to be elected by both the common shareholders and the preferred shareholders voting as a single class:

Proposal 1 Results	For	Against	Abstain	Broker Non-votes
John P. Larkin	11,343,835	6,150	0	0
Len Finelli	11,288,835	61,150	0	0

The directors continuing their terms were:  Thomas M. Mason, Darrell Splithoff, Thomas B. Pennell and J. Smoke Wallin.

Proposal 2 – Approval of Amendment to 1997 Stock Option Plan to increase the number of shares that we may issue under the plan from 1,500,000 to 2,000,000:

Proposal 2 Results	For	Against	Abstain	Broker Non-votes

Total All Classes	9,457,976	176,775	253,700	1,461,534

Proposal 3 – Ratification of the issuance of (i) 500,000 units, each consisting of one share of Series B Convertible Preferred Stock and a warrant to purchase two shares of Common Stock and (ii) an additional 270,000 shares of Series B Convertible Preferred Stock in conversion of 135,000 shares of Series A Convertible Preferred Stock (common shareholders only voted on this proposal):

Proposal 3 Results	For	Against	Abstain	Broker Non-votes

Common Shareholders only	2,774,851	8,600	5,000	1,461,534

Proposal 4 – Approval of an amendment to Centiv’s certificate of incorporation granting discretionary authority to the board of directors to effect a reverse stock split of all of the outstanding shares of Common Stock, at a ratio between one-for-two (1-for-2) and one-for-five (1- for-5), if it determines such action is in the best interests of our stockholders:

Proposal 4 Results	For	Against	Abstain	Broker Non-votes

Common Shares	3,575,223	673,512	1,250	0

Preferred Shares	7,100,000	0	0	0

Total All Classes	10,675,223	673,512	1,250	0

Proposal 5 – Approval of the selection of independent auditors, Grant Thornton:

Proposal 5 Results	For	Against	Abstain	Broker Non-votes

Total All Classes	11,288,735	59,000	2,250	0

ITEM 5.  OTHER INFORMATION

On June 30, 2003, NASDAQ SmallCap Market informed the Company that the Company had regained compliance with the requirements for continued listing on the NASDAQ SmallCap Market and

NASDAQ had closed the hearing file.  This followed a successful reverse stock split effected by the Company on June 16, 2003, which resulted in a closing bid price above $1.00 for the required ten consecutive trading days.  Centiv’s closing bid price on June 30, 2003 was $2.13 per share.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1 Certificate of Incorporation of Centiv, Inc. dated April 11, 2002 and related Certificate of Designations, Preferences and Rights filed May 21, 2002 (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

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

4.4 Consulting Agreement dated as of May 8, 2003 between the Company and Piedmont Consulting, Inc.

10.1 Loan Agreement dated June 12, 2002 between the Company and Cole Taylor Bank (Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

10.2 Security Agreement dated June 12, 2002 between the Company and Cole Taylor Bank (Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

10.3 Key Employee Incentive Pool Plan (filed as Exhibit B to Registrant’s Proxy Statement filed with the Commission on May 6, 2003 (file number 000-23221) and incorporated herein by reference).

11.1 Statements of Computation of Earnings Per Share (Filed as Exhibit 11.1 to the Company’s Annual Report on form 10-K filed on April 4, 2003 and incorporated herein by reference).

31.1 Certification by John P. Larkin pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Thomas M. Mason pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32    Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

The following reports on Form 8-K were filed during the three months ended June 30, 2003:

Current Report on Form 8-K filed April 2, 2003, which included disclosure under Item 5 relating to the completion of the Company’s $2,500,000 equity financing to a group of private investors.

Current Report on Form 8-K filed April 11, 2003, which included disclosure under Item 5 relating to the Company’s announcement of its earnings for the fourth quarter of 2002 and the Company’s earnings for the twelve months ended December 31, 2002.

Current Report on Form 8-K filed April 24, 2003, which included disclosure under Item 5 relating to the restructuring of the Company’s board of directors to include new members with significant industry experience.

Current Report on Form 8-K filed April 30, 2003, which included disclosure under Item 9 relating to the Company’s announcement of its earnings for the fiscal quarter ended March 31, 2003.

Current Report on Form 8-K filed May 13, 2003, which included disclosure under Item 9 relating to the Company’s conference call to announce its earnings for the fiscal quarter ended March 31, 2003.

Current Report on Form 8-K filed June 17, 2003, which included disclosure under Item 5 relating to the approval of a 1-for-3 reverse stock split by the Company’s board of directors pursuant to authority obtained from the Company’s stockholders at the Company’s annual meeting on May 29, 2003.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 8th DAY OF AUGUST, 2003.

CENTIV, INC.

SIGNATURE		Title

By:	/s/ John P. Larkin	Chief Executive Officer,
	John P. Larkin	President and Director (principal
executive officer)

By:	/s/ Thomas M. Mason	Chief Financial Officer
	Thomas M. Mason	(principal financial and accounting
officer and duly authorized officer
of the Registrant)