Form 10-Q
period 2003-09-30
CENTIV INC
filed 2003-11-13
CIK 1044167

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the Registrant’s common stock, par value $.001, as of November 10, 2003 the latest practicable date, was 1,677,815 shares.

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

PART I – FINANCIAL INFORMATION

CENTIV, INC.

BALANCE SHEETS

($ in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,448	$1,304
Accounts receivable, less allowance for doubtful accounts of $29 and $19 at September 30, 2003 and December 31, 2002, respectively	361	1,668
Inventories, net	18	824
Prepaid expenses and other assets	306	565
Income taxes receivable	5	21
Deferred income taxes – current	162	162
Total current assets	2,300	4,544

Property and equipment, net	1,316	1,707
Other assets	14	137
Total assets	$3,630	$6,388

LIABILITIES
Current liabilities:
Accounts payable	$108	$2,888
Accrued expenses	489	733
Contract obligation and deferred income	100	140
Total current liabilities	697	3,761

Deferred income taxes	162	162
Other long-term liabilities	27	—
Convertible Subordinated Debt	—	990
Total liabilities	886	4,913

Commitments and Contingencies	—	—
STOCKHOLDERS’ EQUITY
Common Stock $.001 par value, 35,000,000 shares authorized; 1,946,810 shares issued and 1,677,815 shares outstanding at September 30, 2003, and 1,664,723 shares issued and 1,395,728 outstanding at December 31, 2002	5	5

Treasury Stock, at cost, 268,995 shares at September 30, 2003 and December 31, 2002	(759)	(759)

Preferred Stock, $.001 par value, 5,000,000 shares authorized. Series A Preferred Stock, 1,000,000 shares designated; no shares and 216,000 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively (liquidation value of $2,160,000)	—	—

Series B Preferred Stock, 1,000,000 shares designated; 770,000 shares and no shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively (liquidation value of $7,700,000)	1	—

Due from stockholders	(270)	(267)
Additional paid-in capital	24,929	22,509
Accumulated deficit	(21,162)	(20,013)

Total stockholders’ equity	2,744	1,475

Total liabilities and stockholders’ equity	$3,630	$6,388

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	Three Months Ending September 30,		Nine Months Ending September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$524	$4,769	$5,890	$12,077
Cost of goods sold	244	3,779	3,901	9,167
Gross profit	280	990	1,989	2,910

Operating expenses:
Selling, general and administrative	779	1,393	2,695	3,819
Depreciation	145	146	431	413

Loss from operations	(644)	(549)	(1,137)	(1,322)

Other income (expense)	(3)	—	(3)	283
Interest income (expense)	3	41	(10)	126

Loss from continuing operations	(644)	(508)	(1,150)	(913)

Income from discontinued operations (net of tax)	—	—	—	380

Net Loss	$(644)	$(508)	$(1,150)	$(533)

Effect of beneficial conversion feature of preferred stock	0	0	0	(810)

Net loss attributable to common shareholders	$(644)	$(508)	$(1,150)	$(1,343)

Basic and Diluted Income/(Loss) applicable to common shares
Weighted average shares outstanding	1,677,435	1,660,805	1,583,314	1,655,686

Continuing operations per share before beneficial conversion feature	$(0.38)	$(0.31)	$(0.73)	$(0.55)
Effect of Beneficial Conversion Feature	—	—	—	(0.49)
Loss from continuing operations attributable to common shareholders	(0.38)	(0.31)	(0.73)	(1.04)

Discontinued operations per share	$0.00	$0.00	$0.00	$0.23
Net Loss per share	$(0.38)	$(0.31)	$(0.73)	$(0.81)

The accompanying notes are an integral part of these consolidated financial statements.

CENTIV, INC.

STATEMENTS OF CASH FLOWS

($ in thousands)

	Nine Months Ending September 30,
	2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Loss	$(1,150)	$(533)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts receivable	17	(2)
Provision / write-down of inventory	—	31
Depreciation	431	413
Non-cash interest on note payable (receivable)	(28)	(154)
Non-cash compensation for warrants and options	6	5
Loss on disposal of fixed asset	3	—
Gain on sale of CalGraph Business	—	(488)
Amortization of Discount on Convertible Subordinated Debt	10	—
Changes in net assets and liabilities
Accounts receivable	1,290	(1,608)
Inventories	806	150
Prepaid expenses and other assets	182	(39)
Accounts payable and accrued expenses	(3,000)	(1,347)
Contract obligations and deferred income	(40)	(150)
Other long-term liabilities	27	—
Income taxes	16	573
Net assets, discontinued operations	—	123
Total adjustments	(280)	(2,493)
Net cash used in operating activities	(1,430)	(3,026)

Cash flows from investing activities:
Purchase of property and equipment – continuing operations	(42)	(246)
Proceeds from Sale of CalGraph Business	225	1,175
Net cash provided by investing activities	183	929

Cash flows from financing activities:
Repayment of credit facility	—	(796)
(Repayment)/Proceeds of convertible subordinated debt facility	(500)	1,000
Net Proceeds from private placement of securities	1,910	2,026
Proceeds from stock options exercised	6	17
(Repayment)/Proceeds, net, from capital lease	(25)	39
Net cash provided by financing activities	1,391	2,286

Increase (decrease) in cash and cash equivalents	144	189
Cash and cash equivalents, beginning of year	1,304	228
Cash and cash equivalents, as of September 30	$1,448	$417

Supplemental disclosure of cash flow information:
Conversion of convertible subordinated debt into preferred stock	$500	$—

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and the nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2003.  For further information, refer to the consolidated financial statements and the footnotes included in the Form 10-K for the year ended December 31, 2002.

2.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The Company’s critical accounting policies are described below:

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with a remaining maturity of three months or less when purchased to be cash equivalents.

REVENUE AND ACCOUNTS RECEIVABLES

Sales are recognized upon the shipment of products to the customer or when the service has been performed.

The majority of the Company’s accounts receivable are due from companies in the consumer goods manufacturing industry.  Credit is extended based on evaluation of a customers’ financial condition and, generally, collateral is not required.  Accounts receivable are due within 30 to 45 days and are stated at amounts due from customers net of an allowance for doubtful accounts.

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

STOCK INCENTIVE PLANS

The Company maintains a stock incentive plan.  See Note 15 for additional information regarding this plan and the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for stock-based Compensation,” to stock-based compensation.    The Company accounts for this plan under the recognition and measurement principles of Accounting Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No compensation cost is recognized for stock option grants.  All options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

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

BASIS OF PRESENTATION

Certain prior year amounts have been reclassified to conform with the 2003 presentation.

3.              REALIZATION OF ASSETS

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the company as a going concern. As shown in the accompanying unaudited financial statements, the Company sustained losses from operations in 2002, and such losses have continued through the quarter ended September 30, 2003.

Recoverability of a substantial portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon the continued operations of the Company, which in turn is dependent upon the Company’s ability to obtain or generate additional working capital.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to generate such additional working capital.

The Company is currently evaluating all potential strategic alternatives, including the sale of some or all of the business of the Company, potential partnerships and the availability of additional capital to fund operations.  Depending on the results of these evaluations, the Company might determine that certain of its long-lived assets will require an impairment charge in a future period.

4.              INVENTORIES

Inventories, net of reserves, at September 30, 2003 and December 31, 2002 consist of the following ($ in thousands):

	September 30, 2003	December 31, 2002
Gross Inventory	85	939
Reserves	(67)	(115)
Net Inventory	18	824

5.              NET LOSS PER COMMON SHARE

Basic and diluted net income/(loss) per common share are computed by dividing net income/(loss) by the weighted average number of common shares and common share equivalents outstanding during the period.  Since the Company has a net loss from continuing operations, there were no common share equivalents that were dilutive during any of the periods presented.  On June 16, 2003 the Company instituted a one-for-three reverse stock split and the shares have been adjusted to reflect the reverse stock split.  The changes in outstanding shares during the three months and nine months ended September 30, 2003 and 2002 are shown below:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2003	2002	2003	2002
Common shares:
Outstanding at beginning of period	1,675,315	1,658,894	1,395,728	1,652,227

Shares issued during the period	2,500	5,835	282,087	12,502
Outstanding at end of period	1,677,815	1,664,729	1,677,815	1,664,729

Basic and Diluted weighted average shares	1,677,435	1,660,805	1,583,314	1,655,686

Shares issued during the nine months ended September 30, 2003 reflect the conversion of 270,003 shares of Series A preferred stock into common shares as described in Note 11.  In addition, the Company issued 8,334 shares to Piedmont Consulting, Inc. under the terms of a Consulting Agreement dated May 8, 2003 and there were 3,750 shares issued as a result of employees exercising stock options.

The weighted average common shares exclude securities that would be anti-dilutive upon conversion. Accordingly, as of September 30, 2003, there were 2,566,671 common shares (770,000 preferred shares convertible into 3.3333 common shares each); 333,336 warrants with an exercise price of $1.50 that expire in March 2010; 270,003 warrants with an exercise price of $4.50 per share that expire in March 2007; 28,335 warrants with an exercise price of $5.25 per share that expire between September 2007 and March 2008; 19,752 warrants with an exercise price of $3.00 per share that expire between 2003 and 2007; and 953,336 stock options with a weighted average exercise price of $2.47 per share that are excluded from the weighted average shares outstanding.

6.              INCOME TAXES

There was no income tax provision/(benefit) for the three months and nine months ended September 30, 2003 and 2002, as any provision/(benefit) was offset by a corresponding reduction/(increase) in the valuation allowance for deferred income taxes.

7.              CURRENT DEBT

In June 2002, the Company entered into a Loan and Security Agreement (the “Agreement”), with Cole Taylor Bank, with an expiration date of June 30, 2004, that provided for a revolving credit facility initially for $750,000 with the possibility of increases up to $2.0 million. The availability under the credit facility could be increased to $2.0 million if the Company achieved certain earnings targets. Outstanding advances under the Agreement bear interest at prime plus 1.00%.   Pursuant to the terms of the Agreement, the Company had pledged accounts receivable, inventory and equipment as collateral.

The Company had no borrowings under the credit facility as of December 31, 2002 and had no borrowings during the nine months ended September 30, 2003.  With the termination of the preferred supplier and support agreements with Anheuser-Busch, the credit facility with Cole Taylor Bank was terminated effective March 31, 2003.

8.              ESCROW SHARES

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

9.              PATENT APPLICATION

On March 20, 2002, the Company filed a patent application with the United States Patent and Trademark Office for a “Method and System for Point of Purchase Sign Creation and Delivery.”  In addition, the Company filed an international patent application for the same invention to protect patent rights in foreign countries.  Although the applications are still pending, a recent international preliminary examination report has indicated that the claimed invention is novel and has industrial applicability.  The Company expects that, after complete examination, it will be awarded patents that protect its valuable intellectual property. Centiv has developed this system that allows a user access to an information database for selecting sign templates, inputting data for the sign templates and selecting and ordering signage products for production of the sign templates having the data input.

10.       RESTRUCTURING CHARGES

During 2002, as a result of the termination of the preferred supplier and support agreement with Anheuser Busch, the Company reduced its headcount and other operating expenses.  Accordingly, $87,000 in restructuring charges was charged to operations in 2002, consisting of $75,000 for severance costs for reductions in staff and $12,000 relating to early lease termination cost.

During the three-month period ending September 30, 2003, there were no restructuring payments made.  The restructuring reserve balance was $0 as of September 30, 2003.

The following table provides a history of the liabilities incurred in connection with the business restructuring.

($ in thousands)	December 31, 2002	Three months Ended March 31, 2003	Three months Ended June 30, 2003	Three months Ended Sept. 30, 2003	September 30, 2003
Type of Cost	Balance	Payments	Payments	Payments	Balance

Employee Separations	$75	$(12)	$(63)	$—	$—
Facility Closings	$12	$(12)	$—	$—	$—
Total	$87	$(24)	$(63)	$—	$—

11.       SEGMENT DISCLOSURES

Centiv offers web services for consumer brand companies to manage their in-store and on-premise point-of-purchase (POP) process.  The final product is high quality digitally produced signage that is mass customized for the unique requirements of each retail location.

During 2001, the Company decided to focus on and dedicate its resources to its POP business.  To further that goal, in December 2001, the Company sold the Channels Business and, effective January 31, 2002, sold Calgraph Technology Services, Inc.   The results of these businesses have been reclassified as discontinued operations.  As a result of these divestitures, the Company currently operates as a single business unit.

12.       DISCONTINUED OPERATIONS

CalGraph Technology Services Business

Effective January 31, 2002, the Company sold the assets of the Calgraph Technology Services Business to Graphic Enterprises of Ohio, Inc.  Centiv received consideration for the sale of the Calgraph assets in the amount of $1,050,000 in cash, plus a minimum royalty of $625,000 to be paid over a 25-month period beginning in May 2002.  Graphic Enterprises also assumed certain liabilities of Calgraph.  The Company realized a pre-tax gain on the sale of $586,000, which was the cash received plus the present value of the royalty payments less the book value of the net assets and less transaction fees associated with the sale of the business.  In addition, the Company wrote off the deferred tax asset of $98,000 relating to the Calgraph Technology Services Business.  The pretax loss from operations for Calgraph Technology Services Business in January 2002 was $108,000.

13.       PRIVATE PLACEMENT OF SECURITIES

Series A Convertible Preferred Stock:

On March 28, 2002 and April 15, 2002, the Company sold, in two separate closings, a private placement of Series A Convertible Preferred Stock (“Series A Preferred”), 191,000 and 25,000 units respectively, each unit consisting of one share of Series A Preferred and one warrant to purchase one additional share of Series A Preferred. The purchase price for each unit was $10.00 per unit.  This sale of units was ratified by the Company’s stockholders at the annual meeting of shareholders held on June 11, 2002.  Because each share of Series A Preferred was convertible, initially, into 3.33 shares of common stock, the effective purchase price was $3.00 for each share of common stock purchased. The warrant that was included in each unit gave the holder the right, until five years after the issuance of the warrant, to purchase one share of Series A Preferred at a purchase price of $15.00 per share or the equivalent of $4.50 per share of common stock.

The Series A Preferred had a liquidation preference over common stock equal to the purchase price of the Series A Preferred plus any accrued but unpaid dividends.  The Series A Preferred contained a dividend feature, such that, if not converted, before March 31, 2003, dividends would have accrued at an annual rate equal to 8% of the purchase price of the Series A Preferred.  In addition, if not previously converted into common stock, the Series A Preferred was subject to redemption at the option of the Company on the fourth anniversary of the issuance of the Series A Preferred at a redemption price equal to the purchase price plus any accrued but unpaid dividends.  If the Company failed to redeem the Series A Preferred on that date, the holders of the convertible preferred stock would have become entitled to elect a majority of the Company’s board of directors.  Notwithstanding the foregoing, directors elected by virtue of the voting rights of the Series A Preferred would have had to recuse themselves from any vote to redeem all or a portion of the Series A Preferred.

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

The Company recorded a beneficial conversion feature on the Series A Preferred and warrants based on the fair value of the common stock of $3.00 per share as of the date of commitment. The warrants with an exercise price of $4.50 per share were valued at $810,000 using the Black-Scholes valuation method, using the assumptions described in Footnote 14 to Notes to Financial Statements. The beneficial conversion feature was calculated to be $810,000 at the commitment date of March 28, 2002 and has been recorded as Additional Paid in Capital. As the preferred shares were convertible immediately, the entire amount of the beneficial conversion feature was accreted into the Accumulated Deficit at March 31, 2002.

The Series A Preferred was convertible initially into 3.33 shares of common stock for each share of the Series A Preferred.  This conversion ratio, however, was subject to anti-dilution adjustment for stock splits, combinations and other similar changes and if the Company issued, except in limited circumstances, any capital stock for a per share price less than the then-current conversion price.

The Series A Preferred was, pursuant to its terms, to be automatically converted into common stock if (i) holders of 2/3 of the outstanding shares of such preferred stock agreed to convert, (ii) the Company’s revenues exceeded $5 million for any two consecutive quarters, or (iii) the Company recognized $20 million in revenues for the 12-month period ending March 31, 2003.

The Company did, in fact, recognize $20 million in revenues for the 12-month period ending March 31, 2003 and thus, all of the Series A Preferred issued and outstanding as of the close of business on March 31, 2003 was converted into common stock and the associated warrants were converted into warrants to purchase common stock.

On March 31, 2003, as part of the issuance of Series B Convertible Preferred discussed below, certain investors who also owned Series A Preferred converted 135,000 shares of Series A Preferred into 270,000 shares of Series B Preferred.  The associated warrants were cancelled for no value.  No Warrants were issued in connection with the shares of Series B Preferred issued in conversion for the Series A Preferred.  The remaining 81,000 outstanding shares of Series A Preferred were converted effective March 31, 2003 into 270,003 shares of common stock in accordance with the terms of the Series A Preferred certificate of designations. Therefore, as of March 31, 2003, there were no shares of Series A Preferred issued and outstanding.

Series B Convertible Preferred Stock:

On March 31, 2003, the Company sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred”) and one warrant to purchase 0.667 shares, on a post reverse stock split basis, of common stock (the “Warrant”).  As part of the private placement, the holders of $500,000 of the outstanding Convertible Subordinated Debt converted each $5.00 of Subordinated Convertible Debt into one share of Series B Preferred and one warrant to purchase 0.667 shares, on a post reverse stock split basis, of common stock..  The remaining $500,000 of Convertible Subordinated Debt was repaid in full from proceeds of the Series B Preferred offering.  In addition, the Company issued an additional 270,000 shares of Series B Preferred in conversion of 135,000 shares of its outstanding Series A Preferred. No Warrants were issued in connection with the shares of Series B Preferred issued in exchange for the Series A Preferred.  In addition, the prior warrants to purchase Series A Preferred held by the Series A Preferred investors were cancelled with no value in connection with the conversion.  The remaining 81,000 outstanding shares of Series A Preferred were converted on

March 31, 2003 into 270,003 shares, on a post reverse stock split basis) of common stock in accordance with the terms of the Series A Preferred certificate of designation.

The purchase price for each unit was $5.00 per unit (the “Purchase Price”).  Because each share of Series B Preferred is convertible, initially, into 3.33 shares of common stock on a post reverse stock split basis, the effective purchase price was $1.50 for each share of common stock purchased.  The associated Warrant gives the holder the right, until seven years after the issuance of the Warrant, to purchase 0.667 shares of common stock on a post reverse stock split basis at a purchase price of $1.50 per share.

The Series B Preferred has a liquidation preference over common stock equal to two times the Purchase Price plus any accrued and unpaid dividends.  If not previously converted, the Series B Preferred will begin to accrue dividends on April 1, 2004, at a rate equal to 8% per annum of the Purchase Price.  In addition, if not previously converted into common stock, the Series B Preferred will be subject to redemption at the option of the Company on March 31, 2007 at a redemption price equal to the Series B Preferred liquidation preference amount.  If the Company fails to redeem the Series B Preferred on that date, the holders of the Series B Preferred become entitled to elect a majority of the board of directors.  Notwithstanding the foregoing, directors elected by virtue of the voting rights of the Series B Preferred would have to recuse themselves from any vote to redeem all or a portion of the Series B Preferred.

As stated, the Series B Preferred is initially convertible into 3.33 shares of common stock, on a post reverse stock split basis, for each share of the Series B Preferred.  This conversion ratio, however, is subject to anti-dilution adjustment if the Company issues any capital stock (or securities exercisable for or convertible into capital stock) for a per share price less than the then-current conversion price, except for issuances pursuant to the Company’s stock option plan and certain other issuances to business partners.  The anti-dilution adjustment will be made on a full-ratchet basis.  Each share of Series B Preferred is entitled to 3.33 votes on a post reverse stock split basis and the Series B Preferred stockholders vote together with the common stock stockholders on all matters unless otherwise required by law.

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

Pursuant to the terms of the private placement, the Company may impose blackout periods with respect to the use of the registration statement in an aggregate amount of time not to exceed 25 business days in any 12-month period if the Company’s board of directors determines in good faith that (a) an amendment or supplement to a registration statement is required to correct a material misstatement or to include information the absence of which would render the registration statement materially misleading and (b) the filing of such amendment or supplement would result in the disclosure of information that the Company has a bona fide business purpose for preserving as confidential. The Company may not institute more than four blackout periods in any 12-month period.  The Company agreed to notify the purchasers of the Series B Preferred of blackout periods but the purchasers are not required to notify the Company of sales if no blackout is in effect.  The registration rights are embodied in an investor rights agreement that contains customary terms and conditions, including cross-indemnities.

The Series B Preferred Stock financing resulted in cash proceeds of $2,000,000 plus the conversion of $500,000 of the Company’s Senior Convertible Subordinated Debt that was issued on September 28, 2002.  The remaining Senior Convertible Subordinated Debt of $500,000 was repaid out of the proceeds of this financing, and as of March 31, 2003, the Company was debt free and remained so as of September 30, 2003.  Aggregate transaction costs of $90,000 representing legal, accounting and registration fees were incurred bringing the net proceeds, after repaying the Subordinated Debt and transaction costs, to $1,410,000.

There was no beneficial conversion feature on the Series B convertible preferred stock and warrants based on the fair value of the common stock of $1.02 per share as of the date of commitment. The warrants with an exercise price of $1.50 per share, were valued at $159,176 using the Black-Scholes valuation method using the assumptions described in Footnote 14 to Notes to Financial Statements.

14.       CONVERTIBLE SUBORDINATED DEBT

On September 30, 2002, in a private offering exempt from registration, the Company issued $1 million of Senior Subordinated Convertible Notes to private investors.  These notes were convertible into equity, at the lenders’ option, upon the closing of, and at the same terms as, the next equity financing in which the Company raised at least $1,000,000.  The loan had a term that extended until the earlier of July 1, 2004 or two business days following the closing of an equity financing described above and bore interest at a rate of 10% per year.  In addition, the lenders received an aggregate of 16,667 warrants granted at the closing of the loan and were eligible to receive an aggregate of an additional 6,667 warrants per month until such time as the loan was fully repaid or converted into equity.

The warrant was exercisable at $5.25 per share and was callable by the Company if the market price of the Company’s common stock closed at or above $15.00 per share for 10 consecutive trading days.  The initial 16,667 warrants granted at closing were valued at $11,858 using the Black-Scholes valuation assumptions described in Footnote 14 to Notes to Financial Statements, creating an unamortized discount on the Senior Subordinated Convertible Notes.  The unamortized discount was amortized to interest expense over the term of the note.

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

15.       RELATED PARTY TRANSACTIONS

On December 1, 1999, the Company entered into a Loan Agreement with William M. Rychel, its former Chief Executive Officer, pursuant to which the Company loaned Mr. Rychel a total of $1,775,000 to purchase from certain shareholders a total of 268,995 shares of our common stock.  The original term of the loan was one year, which the Company extended until December 1, 2001, and on December 1, 2001, the Company entered into another amendment with Mr. Rychel that extended the due date of the loan until December 1, 2002.  In exchange for extending the loan, Mr. Rychel agreed to a non-compete and a confidentiality and assignment of inventions agreement.  Under the Sarbanes-Oxley Act of 2002, this loan could not be extended beyond its maturity of December 1, 2002 or otherwise materially modified.  On November 25, 2002, the Company repurchased the 268,995 shares in exchange for the outstanding loan plus accrued interest of $2,250,283.  The shares repurchased have been put into Treasury Stock using the closing market price of the stock of $2.82 per share.  The difference between the outstanding loan balance and the Treasury Stock resulted in a non-cash charge of $1,491,719.

Upon consummation of the Channels Business transaction, Centiv made loans to three former members of Centiv’s management team involved in the transaction.  A loan in the amount of $200,000 was made to Scott Barker.  This loan is secured by 33,334 shares of Centiv common stock owned by Mr. Barker and bears interest at a rate of 25 basis points over the rate, as adjusted from time to time, at which the Company is able to borrow senior debt.  The principal amount of this loan plus accrued interest shall be due and payable December 31, 2003.  Upon the completion of the Channels Business transaction, the Company also made loans to Dave Boston and Pat McLaughlin on the same terms and conditions as the loan to Mr. Barker in the amounts of $30,000 and $20,000, respectively.  These amounts, plus accrued interest, are included in the shareholder equity section of the financial statements.

John P. Larkin, the Company’s current President and Chief Executive Officer was an investor in the Series B Preferred offering closed on March 31, 2003.  In connection with the offering, Mr. Larkin purchased 20,000 units, each consisting of one share of Series B Preferred and a warrant to purchase

0.667 shares of common stock at an exercise price of $1.50 per share.  In connection with that transaction, Mr. Larkin waived his conversion rights and granted the Company’s Chief Financial Officer an irrevocable proxy to vote those shares (in accordance with the vote of the majority of the Company’s capital stock entitled to vote thereon excluding these shares) until the Company’s stockholders ratified the issuance of the Series B Preferred, which occurred at the Company’s annual meeting of stockholders held on May 29, 2003.

16.       STOCK-BASED COMPENSATION

Effective for fiscal 2003, the Company adopted the disclosure requirements under SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” as an amendment to SFAS No. 123.

Stock-based employee compensation, including stock options, for the three months and nine months ended September 30, 2003 was accounted for under the intrinsic value-based method as prescribed by APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Therefore, no compensation expense was recognized for those stock options that had no intrinsic value on the date of grant.

If the Company were to recognize compensation expense over the relevant service period under the fair-value method of SFAS No. 123 with respect to stock options granted for the three months and nine months ended September 30, 2003 and all prior years, the net loss would have increased (decreased), resulting in pro forma net earnings and EPS as presented below:

	Three Months Ending September 30,		Nine Months Ending September 30,
	2003	2002	2003	2002

Net Loss – as reported	$(644)	$(508)	$(1,150)	$(1,343)
Deduct: stock-based compensation income (expense) determined under the fair value based method for all awards, net of tax	35	9	9	27

Net Loss – pro forma	$(609)	$(499)	$(1,141)	$(1,316)

Earnings (loss) per share:
Basic – as reported	$(0.38)	$(0.31)	$(0.73)	$(0.81)
Basic – pro forma	(0.36)	(0.30)	(0.72)	(0.79)
Diluted – as reported	(0.38)	(0.31)	(0.73)	(0.81)
Diluted – pro forma	(0.36)	(0.30)	(0.72)	(0.79)

The amount of the pro forma charge has been determined using the Black-Scholes model, as permitted by SFAS No. 123.  For purposes of the calculation, management used an average interest rate of 5.04% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 80%, a dividend yield of 0% and an expected life of 5 years for the grants.

17.       KEY EMPLOYEE INCENTIVE POOL (KEIP):

The Board of Directors established a Key Employee Incentive Pool (the “KEIP”) on April 22, 2003.  Under the KEIP, upon the consummation of a sale of all or substantially all of the assets of Centiv or the consummation of a merger wherein the then-current stockholders of Centiv do not own at least 50% of the outstanding voting power of the surviving entity or upon a sale of all or substantially all of the outstanding capital stock of Centiv, the participating employees shall receive bonuses according to the following:

•                  If the total consideration received, including any assumption of debt, is less than $15 million there will be no bonuses paid under the KEIP;

•                  If the total consideration received, including any assumption of debt, is greater than $15 million and less than $75 million the KEIP will equal 15% of the total consideration; and

•                  If the total consideration received, including any assumption of debt, is greater than $75 million the KEIP will be the greater of 10% or $11.25 million.

Since payments under the KEIP are contingent upon the sale of the Company as well as the amount to be realized upon the sale and the participants must be employed at the time of the sale, there has been no recognition or accrual of the cost of this plan in the Financial Statements.  The Company will recognize the cost of the KEIP when the event becomes probable and the amount can be reasonably estimated.

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

The roots of Centiv’s introduction to the custom POP segment were formed in 1998 when we partnered with Anheuser-Busch (A-B) to design, configure, deliver and implement a proprietary A-B POP signage system in over 730 A-B wholesale distributors in the United States and 16 foreign countries. This led to a relationship with A-B pursuant to which we installed a POP system for A-B allowing distributors to access that system to create custom signage using templates created by A-B.  In addition, as part of our agreement, Centiv maintained rights to supply consumable print materials to these distributors supported by an in-house call center service. As a result of our exposure to the custom signage business, Centiv invested in the development of a web-based platform for the collaborative versioning of POP signage.  Beginning in 2001, Centiv began the commercialization of Instant Impact.   Effective March 31, 2003, Centiv’s preferred supplier and technical support agreement with A-B was not renewed.  Our activities with A-B and its distributors terminated upon the expiration of that agreement.

With the termination of the preferred supplier and support agreement effective March 31, 2003, the sales to A-B and the wholesale distributor network will not occur in the future quarters of 2003.    We do not believe that sales from our Instant Impact product will be sufficient to replace the sales lost from A-B and its wholesale distributor network during 2003.  Total sales from A-B and its wholesale distributor network for the year ended December 31, 2002 were $24.9 million.  Sales from A-B and its wholesale distributor network during the three months ended September 30, 2003 and 2002 were $0 and $4.6 million, respectively and sales for the nine months ended September 30, 2003 and 2002 were  $4.1 million and $11.6 million, respectively.  In response to this, we underwent a downsizing of our operations and have reduced our headcount and other operating expenses.

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

Although no single customer accounted for more than 10% of the sales for the years ended December 31, 2002 and 2001, on a combined basis, distributors affiliated with A-B, in the aggregate, accounted for approximately 97% and 99% of the sales, respectively.  For the three months ended September 30, 2003, one customer accounted for 39% of the sales and a second customer accounted for 35% of the sales.  For the three months ended September 30, 2002, distributors affiliated with A-B, in the aggregate, accounted for 96% of the sales.   For the nine months ended September 30, 2003, distributors affiliated with A-B, in the aggregate, accounted for approximately 69% and one other customer of the Instant Impact product accounted for 12% of our total sales.  For the nine months ended September 30, 2002, distributors affiliated with A-B, in the aggregate, accounted for approximately 96% of our total sales.

Three Months Ended September 30, 2003 Compared With Three Months Ended September 30, 2002

Net Sales from continuing operations.  Total sales from continuing operations of $524,000 for the three months ended September 30, 2003, decreased 89% or $4.2 million, compared to $4,769,000 for the three months ending September 30, 2002.  As previously mentioned, with the expiration of the Anheuser-Busch (A-B) preferred supplier and support agreement effective March 31, 2003, there were no sales to A-B and the wholesale distributor network for the three months ended September 30, 2003.  Sales to A-B and its wholesale distributor network were $4.6 million for the three months ended September 30, 2002.

Sales of the Instant Impact product line were $524,000 for the three months ended September 30, 2003, or an increase of 172% over the sales of $193,000 for the three months ended September 30, 2002.  The sales increase for the three months ended September 30, 2003 over the same period in the prior year was attributable primarily to expanded usage of the Instant Impact system from existing customers as well as revenue from new customers.

Sales of the Instant Impact product line for three months ended September 30, 2003, showed a decline of $60,000 over the three months ended June 30, 2003.  This decline is due, in part, to seasonality within the existing customer base.  In addition, the sales cycle for new customers is taking longer than originally projected.  The sales cycle for the Instant Impact product involves a two-step process.  The first step is at the customer’s corporate office and the second step is having the sales representatives adopt the new process of ordering the POP materials utilizing the Instant Impact product.  Up to this point, we have experienced mixed results in terms of the adoption rate for the sales force.

Gross Profit from continuing operations.  Gross profit from continuing operations of $280,000 for the three months ended September 30, 2003 decreased 72% or $710,000, compared to $990,000 for the three months ended September 30, 2002.  However, gross profit as a percentage of sales increased 32.6% to 53.4% for the three months ended September 30, 2003 compared to 20.8% for the three months ended September 30, 2002.  The gross profit percentage in the second quarter of 2003 is reflective of the Instant Impact sales, while the prior year gross profit margin contained a mix of Instant Impact sales and sales to A-B.  Instant Impact margins were 40.4% compared to margins of 19.9% for the A-B sales for the three months ended September 30, 2002.

The reason for the margin difference is that the A-B business relationship consisted of sales of lower margin digital printing hardware and consumable printing materials, while the Instant Impact business consists of web-based services including web set-up fees, creative services as well as production of customized point of purchase signage.

SG&A Expenses from continuing operations.  SG&A expenses from continuing operations of $779,000 for the three months ended September 30, 2003 decreased $614,000 or 44%, compared to $1.4 million for the three months ended September 30, 2002.  As a result of the termination of the A-B agreement, the Company restructured its operations and eliminated the costs associated with the A-B business have been eliminated effective March 31, 2003.

Depreciation Expense from continuing operations.   Depreciation expense from continuing operations was virtually flat year over year, showing a slight decrease of $1,000, or 1%, to $145,000 for the three months ended September 30, 2003, as compared to $146,000 for the three months ended September 30, 2002.

Other Income/expense from continuing operations.   Other expense from continuing operations for the three months ended September 30, 2003 of $3,000 represents a loss on the disposal of computer equipment.

Interest Income/expense from continuing operations.   Interest income of $3,000 for the three months ended September 30, 2003 decreased $38,000, or 93%, compared to $41,000 for the three months ended September 30, 2002.  The decrease in interest income is the result of the reduction in the outstanding loans due from stockholders (See Footnote 15 to Financial Statements).

Income Taxes from continuing operations.  The Company’s effective tax rate for continuing operations was 0% for the three months ended September 30, 2003 and 2002 as the Company’s tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes.

Net Loss from continuing operations.  The Company had a net loss from continuing operations of $644,000 for the three months ended September 30, 2003, compared to the net loss of $508,000 for the three months ended September 30, 2002, an increase in the loss of $136,000 or 27%.  The increase in the net loss is attributable to lower sales as a result of the termination of the A-B relationship as of March 31, 2003.

Nine Months Ended September 30, 2003 Compared With Nine Months Ended September 30, 2002

Net Sales from continuing operations.  Total sales from continuing operations of $5.9 million for the nine months ended September 30, 2003 decreased 51% or $6.2 million, compared to $12.1 million for the nine months ending September 30, 2002.  As previously mentioned, with the termination of the A-B preferred supplier and support agreement, there were no sales to A-B and the wholesale distributor network after March 31, 2003 and therefore the sales to A-B of $4.1 million for the nine months ended September 30, 2003 decreased $7.5 million compared to sales to A-B of $11.6 million for the nine months ended September 30, 2002.  The decrease in sales to A-B was partially offset by increased sales in the Instant Impact product line.

Sales of the Instant Impact product line were $1.8 million for the nine months ended September 30, 2003, or an increase of 316% over the sales of $438,000 for the nine months ended September 30, 2002.  The sales increase over prior year was attributable primarily to expanded usage of the Instant Impact system from existing customers as well as increased revenue from new customers.

Gross Profit from continuing operations.  Gross profit from continuing operations of $2.0 million for the nine months ended September 30, 2003, decreased 32% or $921,000, compared to $2.9 million for the nine months ended September 30, 2002.  However, gross profit as a percentage of sales increased 10% to 34% for the nine months ended September 30, 2003 compared to 24% for the nine months ended September 30, 2002.

The gross profit percentage for the nine months ended September 30, 2003 is reflective of a higher mix of Instant Impact sales compared to lower margin sales to A-B in 2002.  Instant Impact margins were 55.6% for the nine months ended September 30, 2003 compared to margins of 45.0% for the nine months ended September 30, 2002.  Gross profit percentage for the A-B sales were 24.0% for the nine months ended September 30, 2003 compared to margins of 23.3% for the nine months ended September 30, 2002.

SG&A Expenses from continuing operations. SG&A expenses from continuing operations of $2.7 million for the nine months ended September 30, 2003, decreased $1.1 million or 29%, compared to $3.8 million for the nine months ended September 30, 2002.  As a result of the expiration of the A-B agreement, the costs associated with the A-B business have been eliminated effective March 31, 2003.  In addition, for the nine months ended September 30, 2003, SG&A expenses reflect a one-time favorable adjustment of $160,000 relating to: (1) a reversal of the 2002 bonus accrual of $120,000 as this amount will not be paid due to the establishment of the long term Key Employee Incentive Plan (KEIP), and (2) a favorable workers’ compensation insurance audit adjustment of $40,000.

Depreciation Expense from continuing operations.   Depreciation expense from continuing operations increased $18,000, or 4%, to $431,000 for the nine months ended September 30, 2003, as compared to $413,000 for the nine months ended September 30, 2002.  The increase in depreciation expense relates to additional computer and production equipment purchased during the course of 2002 for the expansion of the print center.

Other Income/expense from continuing operations.   Other expense from continuing operations for the nine months ended September 30, 2003 of $3,000 represents a loss on the disposal of computer equipment. For the nine months ended September 30, 2002 the other income of $283,000 represents the settlement of outstanding liabilities associated with the termination of vendor contracts relating to the sale of the Channels Business.

Interest Income/expense from continuing operations.   Interest expense of $10,000 was recorded for the nine months ended September 30, 2003, compared to interest income of $126,000 for the nine months ended September 30, 2002.  The interest expense in 2003 reflects interest costs on $1.0 million of convertible subordinated debt that was retired on March 31, 2003 (See Footnote 14 to Financial Statements). The interest income in 2002 represents interest on the stockholder’s notes (See Footnote 15 to Financial Statements).

Income Taxes from continuing operations.  The Company’s effective tax rate for continuing operations was 0% for the nine months ended September 30, 2003 and 2002 as the Company’s tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes.

Net Loss from continuing operations.  The Company had a net loss from continuing operations of $1.2 million for the nine months ended September 30, 2003, compared to the net loss of $913,000 for the nine months ended September 30, 2002, an increase in the net loss of $237,000 or 26%.  The increase in the net loss is attributable to lower sales as a result of the termination of the A-B relationship as of March 31, 2003.

Discontinued Operations:

The Company had net income from discontinued operations of $380,000 for the nine months ended September 30, 2002.  (See Footnote 10 to Financial Statements for a description of the discontinued operations).

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

LIQUIDITY AND CAPITAL RESOURCES

On September 30, 2003, the Company had $1.4 million in cash and positive working capital of $1.6 million compared to $1.3 million in cash and $783,000 in working capital as of December 31, 2002. The improvement is a result of the Series B Preferred Stock private offering that was completed on March 31, 2003 (see Notes 13 and 14 to Consolidated Financial Statements).

The Company used $1.4 million of cash from operations for the nine months ended September 30, 2003 compared to $3.0 million of cash used from operations for the nine months ended September 30, 2002.  During the nine months ended September 30, 2003, cash was used to pay accounts payable and accrued expenses of $3.0 million relating to vendor payments for the A-B equipment upgrade that took place in Q4 2002.  Offsetting these payments was cash of $2.3 million through a reduction in accounts receivable, inventories and prepaid expenses as a result of the termination of the A-B agreement.

During the nine months ended September 30, 2002, the Company used $3.0 million of cash from operations.  Cash was used to pay accounts payable and to satisfy accrued expenses of $1.3 million, resulting primarily from the payment of transaction costs and other payments associated with the sale of the Channels Business.  In addition, cash was used to grow accounts receivable by $1.6 million, primarily as a result of the large-scale equipment upgrade for A-B.

For the nine months ended September 30, 2003, the Company generated cash of $183,000 from investing activities.  The Company received cash of $225,000 from the sale of the CalGraph Business (see Note 11 of the Notes to Consolidated Financial Statements), partially offset by cash used of $42,000 for the purchase of computer and production equipment.  For the nine months ended September 30, 2002, the Company generated cash of $929,000 from investing activities.  The Company received cash of $1,175,000 from the sale of the CalGraph Business (see Note 12 of the Notes to Consolidated Financial Statements), partially offset by cash used of $246,000 for the purchase of software licenses, computer hardware and production equipment. Approximately $89,000 of the $193,000 of purchases related to one-time expenditures for splitting the software licenses and computer hardware due to the divestitures of Channels and CalGraph business units.

For the nine months ended September 30, 2003, the Company generated cash of $1,391,000 principally from financing activities in relation to the Series B Preferred Stock offering.  The Company received net proceeds of $1,910,000 from the equity offering (see Note 13 of the Notes to Consolidated Financial Statements).  In addition, the Company repaid $500,000 of convertible subordinated debt (see Note 14 of the Notes to Consolidated Financial Statements).  The remaining $500,000 of subordinated debt was converted in exchange for participation in the Series B Preferred Stock offering.

For the nine months ended September 30, 2002, the Company generated cash of $2,286,000 from financing activities.  The Company received net proceeds of $2,026,000 from a private equity offering (see Note 12 of the Notes to Consolidated Financial Statements).  The net proceeds were used to pay off and cancel the Company’s credit facility with the bank. In addition, the Company received $1,000,000 from the issuance of convertible subordinated debt (see Note 14 of the Notes to Consolidated Financial Statements).  During the nine months ended September 30, 2002, the Company used $796,000 to pay off and cancel the Company’s credit facility with Wachovia bank.

Based upon the current level of revenues and the cash position, the Company will need to raise additional capital during 2004 in order to fund current operations.  The Company is currently evaluating all potential strategic alternatives, including the sale of some or all of the business of the Company, potential partnerships and the availability of additional capital to sustain operations.  Depending on the results of these evaluations, the Company might determine that certain of its long-lived assets will require an impairment charge in a future period.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (SFAS 150), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity.  SFAS 150, which is effective for interim periods beginning after June 15, 2003, requires that those instruments be classified as liabilities in statements of financial position. The Company does not expect that adoption of this statement will have any material effect on its results of operations or financial position.

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

ITEM 4.  CONTROLS AND PROCEDURES

As of September 30, 2003, Centiv management, including the Chief Executive Officer and Chief Financial Officer, have conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b), as of September 30, 2003. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company that is required to be included in Centiv’s periodic SEC filings and no changes are required at this time.

In connection with the evaluation by Centiv management, including the Chief Executive Officer and Chief Financial Officer, of our internal control over financial reporting, pursuant to Exchange Act Rule 13a-15(d), no changes during the quarter ended September 30, 2003 were identified that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5.  OTHER INFORMATION

Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1 Certificate of Incorporation of Centiv, Inc. dated April 11, 2002 and related Certificate of Designations, Preferences and Rights filed May 21, 2002 (Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

3.2 Certificate of Amendment of Certificate of Incorporation of Centiv, Inc. dated June 11, 2003.

3.3 Certificate of Designations, Preferences and Rights filed March 31, 2003 (Filed as Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed on April 4, 2003 and incorporated herein by reference).

3.4 Bylaws of Centiv, Inc. (Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2002 and incorporated herein by reference).

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

4.4 Consulting Agreement dated as of May 8, 2003 between the Company and Piedmont Consulting, Inc. (Filed as Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on August 11, 2003 and incorporated herein by reference).

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

31.1 Certification by John P. Larkin pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Thomas M. Mason pursuant to Rule 13a-14(a) and 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

The following reports on Form 8-K were filed or furnished, as applicable, during the three months ended September 30, 2003:

Current Report on Form 8-K filed July 2, 2003, which included disclosure under Item 5 relating to the Company’s receipt of confirmation from NASDAQ that, as of June 30, 2003, the Company was in compliance with the continued listing standards of the NASDAQ Smallcap Market.

Current Report on Form 8-K furnished August 13, 2003, which included disclosure under Item 12 relating to the Company’s announcement of its earnings for the fiscal quarter ended June 30, 2003.

Current Report on Form 8-K furnished August 15, 2003, which included disclosure under Item 12 relating to the Company’s conference call to announce its earnings for the fiscal quarter ended June 30, 2003.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-Q TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 11th DAY OF NOVEMBER, 2003.

CENTIV, INC.

SIGNATURE		Title

By:	/s/ John P. Larkin	Chief Executive Officer, President and Director (principal executive officer)
John P. Larkin

By:	/s/ Thomas M. Mason	Chief Financial Officer (principal financial and accounting officer and duly authorized officer of the Registrant)
Thomas M. Mason