Form 10-K
period 2003-12-31
CENTIV INC
filed 2004-04-28
CIK 1044167

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-23221

CENTIV, INC.

(Exact name of Registrant as specified in its charter)

Delaware	58-2033795
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

P.O. Box 113, Palos Verdes Estates, CA 90274

(Address of Principal Executive Offices, including Zip Code)

(949) 717-0626

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☐    No: ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes       No  ☒.

As of March 31, 2004 (the last business day of the most recently completed first calendar quarter), the aggregate market value of voting and non-voting stock held by non-affiliates of the Company was approximately $11,736,960 (based upon the last reported sales price of the Common Stock as reported by the OTC Pink Sheets).  Shares of Common Stock held by each executive officer, director, and shareholders with beneficial ownership of greater than 10% of the outstanding Common Stock of the Company and persons or entities known to the Company to be affiliates of the foregoing have been excluded in that such persons may be deemed to be affiliates.  This assumption regarding affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock outstanding (excluding treasury shares of 268,995) as of April 19, 2004 was 29,639,568.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CENTIV, INC.

TABLE OF CONTENTS

ITEM
PART I
1. Business

2. Properties

3. Legal Proceedings

4. Submission of Matters to a Vote of Security Holders

PART II

5. Market for the Company’s Common Equity, Related Stockholder Matters, and Purchases of Equity Securities

6. Selected Financial Data

7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

7A. Quantitative and Qualitative Disclosures About Market Risk

8. Financial Statements and Supplementary Data

9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

9A. Controls and Procedures

PART III

10. Directors and Executive Officers of the Company

11. Executive Compensation

12. Security Ownership of Certain Beneficial Owners and Management

13. Certain Relationships and Related Transactions

14. Principal Accountant Fees and Services

PART IV

15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Signatures

EXPLANATORY NOTE

On June 16, 2003, after approval by the Company’s stockholders at its regularly scheduled annual meeting, the Company instituted a one-for-three reverse stock split.  The information and disclosures relating to the number of shares of Common Stock and the related price per share have been adjusted to reflect the impact of the reverse stock split throughout this Annual Report on Form 10-K.

ITEM 1.  BUSINESS.

Overview/History

The following narrative describes the business transacted and intended to be transacted by Centiv, Inc. (“Centiv” or the “Company”) and its subsidiaries Beijing Multimedia Limited (“Beijing Multimedia”), Centiv Services, Inc. (“Centiv Services”), and other entities, as disclosed.  The financial statements included in Item 8 of this Annual Report on Form 10-K report the financial position of the Company as of December 31, 2003, and 2002, and the results of operations and changes in financial position for the three years ended December 31, 2003, 2002, and 2001.  Subsequent to December 31, 2003, Centiv concluded the acquisition of Beijing Multimedia which holds significant assets and payment obligations, changed its management team, changed is capital structure, increased the size of its amended and restated stock plan, transferred its on-going point-of-purchases signage operations to Centiv Services, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing and advertising.  The financial statements also include disclosures concerning the significant events, agreements, or transactions that occurred or were effected subsequent to December 31, 2003.  During the next twelve months, the value of Centiv and its subsidiaries will be greatly influenced by the performance of the newly acquired assets, capital formation activities, the completion of funding obligations, and the decisions of the new management team.  Moreover, the Company’s securities may trade with potentially significant volatility as the securities markets evaluate and digest information about the business, both historically and to be transacted by Centiv and its subsidiaries in the future.

On January 29, 2004, Centiv announced that it had entered into a Stock Purchase Agreement with Eagle Treasure Limited (“Eagle Treasure”) under which the Company acquired all of the issued capital stock of Beijing Multimedia, a wholly owned subsidiary of Eagle Treasure.  The acquisition of Beijing Multimedia under the Stock Purchase Agreement was approved and ratified by the Board of Directors of the Company on January 16, 2004.  On February 4, 2004, Centiv issued 20,250,000 unregistered shares of its $.001 par value common stock in the name of Eagle Treasure, a company incorporated in the British Virgin Islands, in exchange for the entire 202,500 shares of the issued and paid up share capital of Beijing Multimedia.  In addition, Centiv assumed certain pre-existing obligations of Beijing Multimedia to issue certain fee shares and stock options.

Prior to the acquisition of Beijing Multimedia by the Company, under a Transfer Agreement dated December 16, 2003, Beijing Multimedia acquired a percentage interest in the long-term net operating profits of the joint advertising activities of CITIC Cultural & Sports Industry Co. Ltd. (“CITIC Cultural”) through the payment of $50.0 million in net operating profits cash calls (“NOP Cash Calls”) to CITIC Cultural which was due on or before March 31, 2004.  The payment of the $50.0 million in NOP Cash Calls was not made when due.  As a result, the NOP Cash Calls amount was increased from $50.0 million to $55.0 million, the payment date for the NOP Cash Calls was extended to a series of dates through May 31, 2004, and the Transfer Agreement was amended by a Supplemental Agreement, and an Addendum Agreement.  Under the terms of the Supplemental Agreement to the Transfer Agreement, dated April 9, 2004, the Company agreed to be jointly and severally liable with Beijing Multimedia for the payment of the $55.0 million of NOP Cash Calls required to be paid to CITIC Cultural.

CITIC Cultural is a company organized under the laws of the People’s Republic of China specializing in cultural and media businesses, and its principal businesses include: film production and distribution, television drama and program production and distribution, subway and railway advertising, magazine and newspaper publication, and sports and entertainment businesses.

CITIC Group is one of the largest conglomerates in Asia, with total asset value of approximately US$70 billion at the close of calendar 2003.  CITIC Cultural is an affiliate of CITIC Group.

In connection with the Beijing Multimedia acquisition, Centiv intends to conduct its operations solely through wholly owned or majority owned operating subsidiaries.  Therefore, as of the date of this Annual Report on Form 10-K, Centiv operates as a parent company with the following wholly owned subsidiaries:

1.         Centiv Services, a Nevada corporation, a developer and provider of web-enabled POP solutions for consumer goods manufacturers and multi-location retailers.

2.         Beijing Multimedia, a British Virgin Islands corporation, which owns the rights to  a percentage of the net operating profits interest in the joint advertising activities of CITIC Cultural.

Centiv Services

Centiv Services received all of the on-going POP signage operations of the Company in a wholly owned subsidiary transfer transaction subsequent to December 31, 2004. Centiv Services is a developer and provider of web-enabled POP solutions for consumer goods manufacturers and multi-location retailers.  Its Instant Impact solution allows marketing managers, brand managers and retailers to create, edit and schedule delivery of customized POP signage, using field-editable sign templates created and/or approved by manufacturers.  Instant Impact POP signage is print quality and digitally produced for the unique requirements of each retail location, allowing users to target specific consumer segments at the POP and accumulate quantitative data for analysis and feedback on the success of their in-store or on-premise marketing campaigns.  Its products allow a user access to an information database for selecting sign templates approved or created by manufacturers, input data for the sign templates and select signage products for production of the sign templates.  Centiv Services’ Internet-based user interface is clear, flexible, user-friendly, and changeable to allow control of the message at a corporate or local store level.  Instant Impact signage can either be printed in a Centiv Services print center, or an industry-standard print-formatted file can be delivered via the Internet to any print provider in the world.  Management of Centiv Services believes that its Instant Impact solution improves marketing results (due to improved signage utilization, customization and images), provides measurable marketing feedback, reduces signage lead time, allows for distribution of brand identity while protecting the integrity of that identity and reduces the costs associated with in-store and on-premises custom signage.

Prior to focusing on the Centiv POP Business in 2001, Centiv (prior to the transfer of the on-going operations of the Company to Centiv Services in 2004) operated three other business units in addition to the Centiv POP Business:

• CalGraph Business: Formerly a wholly owned subsidiary of the Company, CalGraph Technology Services, Inc. was a provider of on-site service and preventative maintenance services specializing in wide-format printing devices.  CalGraph’s U.S. and Canadian service operations included field service technicians, customer support call center, component repair and refurbishment facilities, and parts logistics.  The Company sold this business effective January 31, 2002 and it is reflected as Discontinued Operations in the Summary of Selected Financial Information and Selected Financial Information.

• Channels Business: Prior to divestiture by the Company, the Channels Division specialized in the value-added wholesale distribution of computer graphics technologies throughout North America.  The Company sold this business effective December 31, 2001 and it is reflected as Discontinued Operations in the Summary of Selected Financial Information and Selected Financial Information.

• Technology Systems Business:  Prior to divestiture by the Company, the Technology Systems Division designed, assembled and sold custom or “made-to-order” premium services or workstations and related technology to value added resellers, vertical market computer resellers, corporations, universities and government agencies.  The Company sold the business effective October 31, 2000.

Strategy of Centiv Services

Centiv Services’ strategy is to offer web services for consumer brand companies to manage its in-store and on-premise point-of-purchase (POP) process.  These services allow a user access to an information database for selecting sign templates approved or created by manufacturers, input data for the sign templates and select signage products for production.  The final product is print quality digitally produced signage that is mass customized for the unique requirements of each retail location.  Using Internet technology as the access medium, Centiv Services offers these customers on-demand, mass customized digitally produced POP signs, and advertising materials for use in in-store or on-premise marketing.  The management of Centiv Services believes its products result in faster, more effective POP campaigns and allow customers to enhance their brand image while maintaining control over the use and integrity of that brand image.

History of Centiv’s Divisions and Products

By 2001, the Company began to focus on and dedicate its resources to the Centiv POP Business.  The Company sold its Channels Business effective December 31, 2001, and also sold its CalGraph Business effective January 31, 2002.

The Company is a Delaware corporation, originally formed in Georgia in 1997 and reincorporated in Delaware in 2002.

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

Recent advances in web-based technology and digital printing hardware have created a new market for customized POP signage using display graphics printers, software, and media.  These technologies will allow retailers and wholesalers to quickly and easily create, print and display retail signs that are more responsive to their needs in full color with photo-realistic quality.

During 1998, as part of its key strategic objectives, the Company was engaged by Anheuser-Busch to design, implement, and support a customized POP sign-making system, which allows

Anheuser-Busch distributors to make POP signs quickly and without the use of highly trained, dedicated personnel.  The Company provided product research and development, training, installation, and technical support for the beverage manufacturers’ distributors.  The Company also provided outsource fulfillment of inks and media used in the sign-making process.  As of March 31, 2003, this activity was eliminated as Anheuser-Busch (“A-B”) did not renew the preferred supplier technical support agreement.  While Centiv valued its relationship with A-B, the contract did not include the Instant Impact web-based process for POP design and delivery.  The A-B relationship was part of the legacy business model as a wholesaler of digital printing hardware and provider of consumable printing materials.  The A-B relationship had never involved the use of Instant Impact™.

Products and Markets

Beginning in 2003, the Company’s business model was exclusively focused on the web-based solution Instant Impact™ which uses an online, Internet-based interface that allows customers to create and order customized digital promotions using a standard Web browser and manufacturer created or approved templates.  Customers have the option of having their signs printed at a central print facility owned and operated by Centiv, or they may print locally at various print devices connected to their local computer.  The Company’s Internet-based solution provides a closed-loop information feedback that allows corporate customers to use this information to measure the effectiveness of their retail campaigns and promotions at the regional or national level.

The Company’s Internet-based on-demand POP approach offers traditional retailer marketers an entirely new way to individually customize various forms of signage used in the retail environment.  Its solution allows clients to increase their brand awareness, closely control and monitor their brand image and digital assets and project a consistent message nationally while allowing local customization.

Its solution also helps customers gain market share and increase sales.  Additionally, this technology provides quicker turnarounds that enable clients and merchants to preview signage on-line and either print at their location or have them delivered within two business days.  This system allows clients to launch new promotions rapidly and better react to changing consumer trends.

Currently, the management of Centiv Services intends to pursue cross-marketing and co-marketing agreements with companies that serve retail and manufacturing sector as well as potential opportunities to license the Company’s Internet technology and print center services.

Backlog

The Company does not have significant backlog as it is able to integrate and deliver products generally within a few days of order receipt and long-term contracts to supply products have not been entered into with customers (the Company assembles and sells products on the basis of individual purchase orders as and when received).  The backlog at the beginning of a calendar quarter may not represent a significant percentage of the products to be sold in that quarter.  Therefore, management does not consider order backlog a significant indicator of the Company’s future revenues.

Competition

The process of obtaining custom POP signage is highly fragmented and inefficient.  The market is served by traditional printers, fulfillment organizations, or print management service companies.  There are several large public companies, which provide a wide variety of in-store marketing solutions, but none of these companies have chosen to enter the POP sector as defined by Centiv and as a result do not compete directly with Centiv’s solution.  These companies include Catalina Marketing Corp. (NYSE: POS), Insignia Systems, Inc. (NASDAQ: ISIG) and Valassis Communications, Inc. (NYSE: VCI).  There are also numerous independent and franchised signage providers and traditional commercial printers, including Fastsigns International, Inc. and Kinko’s, Inc.

The competition is further fragmented by specialized value added resellers of these various services.  There are direct competitors offering certain customary products and services and there are potential competitors currently focusing on other segments of the POP market.  Specifically, in the turnkey field deployed POP print systems, the principal competition potentially comes from highly specialized Value Added Resellers.

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

The Company seeks to protect its trade secrets and proprietary know-how, in part, by confidentiality agreements with employees, consultants, advisors, and others.  There can be no assurance that such employees, consultants, advisors or others will maintain the confidentiality of such trade secrets or proprietary information, or that the trade secrets or proprietary know-how of the Company will not otherwise become known or be independently developed by competitors in such a manner that the Company will have no practical recourse.

Product Research and Market Development

The market for the Company’s products is characterized by rapid technological change and evolving industry standards, and it is highly competitive with respect to timely product innovations.  The introduction of products embodying new technology and the emergence of new industry standards can render existing products obsolete and unmarketable.  The Company believes that its future success will depend upon its ability to develop, manufacture, and market new products and enhancements to existing products on a cost-effective and timely basis.

If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in the industry, or if products or product enhancements that the Company develops do not achieve market acceptance, the Company’s business will be materially and adversely affected.

Employees

At December 31, 2003, the Company had 23 full-time employees.  Centiv’s employees are not represented by a labor union and management believes that relations with its employees are satisfactory.

ITEM 2.  PROPERTIES.

The table below sets forth certain information with respect to leased properties:

Lease Terms:

Location	Approximate Square Footage	Expiration Date	Monthly Rent

998 Forest Edge Drive
Vernon Hills, Illinois	20,000	Month-to-month	$6,000

ITEM 3.  LEGAL PROCEEDINGS.

The Company is involved in certain claims arising in the normal course of business.  In the opinion of management of the Company, although the outcomes of the claims are uncertain, in the aggregate, they are not likely to have a material adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

[The remainder of this page intentionally left blank.]

PART II

ITEM 5.  MARKET PRICE OF AND DIVIDENDS ON THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Public Market for Common Stock

On February 3, 2004, the NASDAQ Stock Market implemented a trading halt on Centiv’s common stock.  Centiv took steps to voluntarily delist its shares from the NASDAQ Small Cap Market, to be effective at the close of trading on Friday, February 6, 2004.  In any event, under Market Place Rule 4330(f) applicable to listed companies, Centiv’s acquisition of Beijing Multimedia was viewed by NASDAQ as a Reverse Merger triggering the need to reapply for listing on the NASDAQ.  By delisting, Centiv is not required to comply with NASDAQ’s corporate governance requirements, however it has and continues to comply with the requirements of its charter and the corporate laws of Delaware.

The Company’s common stock was quoted on the NASDAQ Small Cap Market under the symbol “CNTV” until February 3, 2004.  Effective on February 9, 2004, the Company’s stock is quoted on the OTC pink sheets under the symbol “CNTV.PK.”  The Company is in the process of applying to the OTC:BB exchange as well as other exchanges.

The following table sets forth, for the periods indicated, the high and low closing prices per share of the common stock as reported on the NASDAQ Small Cap Market.  As of February 26, 2004, the closing price of the Company’s common stock on the OTC pink sheet market was $1.30.

2002	High	Low

1st Quarter	$3.90	$1.80
2nd Quarter	4.86	2.25
3rd Quarter	3.75	2.55
4th Quarter	3.60	0.60

2003	High	Low

1st Quarter	$1.53	$0.57
2nd Quarter	2.37	1.20
3rd Quarter	2.09	1.00
4th Quarter	1.17	0.47

Holders

As of February 27, 2004, there were approximately 31 holders of record and 734 beneficial holders of the common stock.

Dividends

The Company has applied and intends to continue to apply any retained and current earnings toward the development of its business and to finance the growth of the Company.  Consequently, the Company currently does not anticipate paying cash dividends on common stock in the foreseeable future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”

Recent Issuances of Unregistered Securities

Acquisition of Beijing Multimedia:

On January 29, 2004, Centiv announced that it had entered into a Stock Purchase Agreement with Eagle Treasure under which it acquired all of the issued capital stock of its wholly owned subsidiary, Beijing Multimedia.  Beijing Multimedia owns the rights to acquire a part of the net operating profits interest in the joint advertising activities of CITIC Cultural.

On February 4, 2004, Centiv issued 20,250,000 unregistered shares of its $.001 par value common stock in the name of Eagle Treasure, a company incorporated in the British Virgin Islands, in exchange for the entire 202,500 shares of the issued and paid up share capital of Beijing Multimedia.  Further, the Company assumed certain pre-existing obligations of Beijing Multimedia to issue certain fees shares and stock options.  Beijing Multimedia will continue as a wholly owned subsidiary of Centiv.

Series B Convertible Preferred Stock:

On March 31, 2003, the Company sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred”) and one warrant to purchase 0.667 shares, on a post reverse stock split basis, of common stock (the “Warrant”).  As part of the private placement, the holders of $500,000 of the outstanding Convertible Subordinated Debt converted each $5.00 of Subordinated Convertible Debt into one share of Series B Preferred and one warrant to purchase 0.667 shares, on a post reverse stock split basis, of common stock.

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

The purchase price for each unit was $5.00 per unit (the “Purchase Price”).  Because each share of Series B Preferred is convertible, initially, into 3.33 shares of common stock on a post-reverse stock split basis, the effective purchase price was $1.50 for each share of common stock purchased.  The associated Warrant gives the holder the right, until seven years after the issuance of the Warrant, to purchase 0.667 shares of common stock on a post reverse stock split basis at a purchase price of $1.50 per share.

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

The purchasers of the Series B Preferred may voluntarily convert the Series B Preferred into common stock at any time.  The Series B Preferred will be automatically converted into common stock if (i) the Company meets either Conversion Milestone defined below, or (ii) holders of 2/3 of the outstanding shares of the Series B Preferred agree to convert.  In either event, however, an automatic conversion will only occur if a registration statement covering the resale of the shares issuable upon conversion is in effect at that time.  “Conversion Milestone” shall mean either (a) the Company’s pretax earnings from ongoing operations are equal to or greater than $6 million in the aggregate in any four consecutive calendar quarters as determined in accordance with United States Generally Accepted Accounting Principles (“GAAP”) as applied by the Company on the date when the Series B Preferred was first issued and the closing trading price of the Company’s common stock is equal to or greater than $6.00 per share (as adjusted for any stock dividends, combinations or splits with respect to such shares after the filing date hereof) for ten consecutive Trading Days (as defined below), or (b) the closing of a “firm commitment” underwritten public offering of common stock in which the public offering price per share of common stock is at least equal to three times the then-applicable conversion price for the Series B Preferred and which offering results in gross proceeds to the Company of not less than $15 million.  “Trading Day” shall mean a business day on which at least 50,000 shares of common stock are traded on the principal United States securities exchange or automated quotation system on which such security is listed or traded.

The Company agreed to file a registration statement on Form S-3 to cover the resale of the shares of common stock issuable upon conversion of the Series B Preferred and the shares of common stock issuable upon exercise of the Warrants.  That registration statement was declared effective on July 16, 2003.  The Company also agreed to use its best efforts to maintain the effectiveness of the registration statement until the earlier of (a) the later of (i) two years after all of the Warrants have been redeemed or exercised, or (ii) two years after all of the Series B Preferred has been converted, or (b) six years from the closing date.  In addition, the Company granted the purchasers of the Series B Preferred piggyback registration rights on any other registration statement filed by the Company (other than on Forms S-8 or S-4).  The Company is not, however, obligated to register or qualify the resale of the shares of common stock issuable upon conversion of the Series B Preferred and the shares of common stock issuable upon exercise of the Warrants under the laws of the various states, unless specifically requested by the purchasers of the Series B Preferred.  The

Company agreed to bear all expenses of each registration, including the costs of one special counsel to the purchasers of the Series B Preferred.

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

The Series B Preferred Stock financing resulted in cash proceeds of $2,000,000 plus the conversion of $500,000 of the Company’s Senior Convertible Subordinated Debt that was issued on September 28, 2002.  The remaining Senior Convertible Subordinated Debt of $500,000 was repaid out of the proceeds of this financing, and as of March 31, 2003, the Company was debt free and remained so as of December 31, 2003.  Aggregate transaction costs of $90,000 representing legal, accounting and registration fees were incurred bringing the net proceeds, after repaying the Subordinated Debt and transaction costs, to $1,410,000.

There was no beneficial conversion feature on the Series B convertible preferred stock and warrants based on the fair value of the common stock of $1.02 per share as of the date of commitment.  The warrants with an exercise price of $1.50 per share, were valued at $159,176 using the Black-Scholes valuation method using the assumptions described in Footnote 14 to Notes to Financial Statements.

By March 3, 2004, all outstanding shares of the Series B Preferred Stock (770,000 shares) had been converted into common stock of the Company (2,566,668 common shares).

Senior Subordinated Convertible Debt:

On September 30, 2002, in a private offering exempt from registration, the Company issued $1.0 million of Senior Subordinated Convertible Notes to private investors.  These notes were convertible into equity, at the lenders’ option, upon the closing of, and at the same terms as, the next equity financing in which the Company raised at least $1,000,000.  The loan had a term that extended until the earlier of July 1, 2004 or two business days following the closing of an equity financing described above and bore interest at a rate of 10% per year.  In addition, the lenders received an aggregate of 16,667 warrants granted at the closing of the loan and were eligible to receive an aggregate of an additional 6,667 warrants per month until such time as the loan was fully repaid or converted into equity.

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

Other Warrants Issued:

On July 3, 2001, the Company issued warrants to purchase of up to 20,000 shares of common stock to Piedmont Consulting, Inc. (“Piedmont”) under the terms of a Consulting Agreement.  The warrants were exercisable at $3.45 per share, but expired on July 3, 2003.

On October 12, 2001, the Company issued warrants to purchase up to 4,000 shares of common stock to Selling Dynamics, L.L.C. in partial payment for consulting services.  The warrants were exercisable at $3.00 per share, but the warrant expired on October 12, 2003.

On November 11, 2002, the Company issued warrants to purchase up to 15,750 shares of common stock to Satterfield & Associates in partial payment for recruiting services in connection with the hiring of John Larkin, Centiv Service Inc.’s president.  The warrants are exercisable at $3.00 per share and expire in 5 years.  Using the Black-Scholes valuation method, the warrants were valued at $7,607 and recorded as interest expense.

In each case, the warrants issued were exempt from registration under the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, no public sale having been involved.

Securities Authorized for Issuance Under Equity Compensation Plan:

As of December 31, 2003, the Company maintained a 1997 Stock Option Plan covering 666,667 shares of the Company’s Class A Common Stock (the “Plan”), that may be granted to employees, officers, directors, and certain consultants or advisors to the Company (See Note 10 to Consolidated Financial Statements).  This compensation plan has been approved by the Company’s stockholders.

Pursuant to the offer made to John Larkin as President and Chief Operation Officer of Centiv, 474,374 options were granted on October 28, 2002 outside of the Stock Option Plan.  The initial vesting period of the options included 85,000 shares vesting immediately and the remaining vest over a six-year period.  There are provisions to accelerate the vesting period if certain revenue targets are achieved in 2003 and 2004.  This compensation plan was not previously approved by the Company’s stockholders, as it was part of an employment offer to hire.

On January 7, 2004, the Company granted 171,000 stock options (not reflected in table below) and accelerated the exercisability of all outstanding options and to increase the period of exercisability to 12 months following termination of employment with the Company.

Below is a table summarizing the securities authorized for issuance under equity compensation plans as of December 31, 2003:

Plan Category	Securities to be Issued upon Exercising of Options	Weighted Average Exercise Price of Outstanding Options	Securities Available for Future Equity Compensation
Previously Approved Plans	479,002	$1.95	171,413,
Not Previously Approved Plans	474,334	$3.00	0
Total	953,336	$2.47	171,413

Subsequent to December 31, 2003, Centiv amended and restated its 1997 Stock Option Plan to reserve 10,000,000 new shares of its common stock and renamed the Plan the 2004 Non-Qualified Stock Compensation Plan (the “Plan”).  Shortly thereafter, the 10,000,000 new shares were included in a Registration Statement on Form S-8 filed with the Securities and Exchange Commission.  On February 11, 2004, the Company issued 4,800,000 shares of common stock under the Plan to officers, directors, and professional advisors.

ITEM 6.  SELECTED FINANCIAL DATA.

SELECTED FINANCIAL AND OPERATING DATA

The financial information presented below represents selected historical data for the Company.  The following selected financial and operating data presented by the Company should be read in conjunction with the historical consolidated financial statements of the Company and the related notes thereto and “Management’s Discussion and Analysis of Results of Operations and Financial Condition.”  The financial results of the Calgraph Business, Channels Business, and Technology Systems Business have been reflected as discontinued operations and the prior year financial statements have been restated to conform to the December 31, 2003 presentation.

	Years Ended December 31, (In thousands, except per share data)
	2003	2002	2001	2000	1999
Statement of Operations Data:
Net Sales	$6,266	$25,508	$12,432	$15,242	$16,922
Cost of goods sold	4,073	20,962	9,982	12,749	12,271
Gross profit	2,193	4,546	2,450	2,493	4,651

Operating expenses:
Selling, general and Administrative	3,538	5,390	4,309	3,872	2,255
Depreciation	576	570	313	100	88
Restructuring charges	—	87	—	—	445
Operating income (loss)	(1,921)	(1,501)	(2,172)	(1,479)	1,863

Loss on repurchase of stock (Note 13)	—	1,492	—	—	—
Other (expense)	(502)
Interest expense (income)	(8)	(104)	872	375	157
Income (loss) before taxes	(2,431)	(2,889)	(3,044)	(1,854)	1,706

Provision (benefit) for income taxes	—	49	787	(609)	731

Income/(Loss) from continuing operations	(2,431)	(2,938)	(3,831)	(1,245)	975

Gain/(loss) from discontinued operations, net of tax	—	380	(3,068)	(1,089)	(8,093)

Net income (loss)	$(2,431)	$(2,558)	$(6,899)	$(2,334)	$(7,118)

Effect of beneficial conversion feature of preferred stock	—	(810)	—	—	—

Net loss attributable to common stockholders	$(2,431)	$(3,368)	$(6,899)	$(2,334)	$(7,118)

Basic and diluted weighted average shares outstanding	1,607,134	1,631,433	1,658,704	2,043,506	2,053,888

Basic and diluted loss applicable to common shares:
Continuing operations	$(1.51)	$(2.29)	$(2.31)	$(0.61)	$0.47
Discontinued operations	—	0.23	(1.85)	(0.53)	(3.94)
Net income (loss)	$(1.51)	$(2.06)	$(4.16)	$(1.14)	$(3.47)

	As of December 31, (In thousands)
	2003	2002	2001	2000	1999
Balance Sheet Data:
Working capital (deficit)	$536	$783	$(2,201)	$2,461	$9,289
Net assets, discontinued operations	0	0	906	16,031	14,665
Total assets	2,565	6,388	9,144	35,270	37,340

Total debt	0	990	795	12,847	4,264
Shockholders’ equity:
Due from stockholders	(270)	(267)	(2,366)	(1,941)	(1,780)
Paid-in capital	24,176	21,755	19,623	19,526	22,563
Accumulated deficit	(22,443)	(20,013)	(16,645)	(9,746)	(7,412)
Total stockholders’ equity	$1,463	$1,475	$612	$7,839	$13,371

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the information contained in the financial statements, including the related notes thereto.  In particular, it should be emphasized that subsequent to December 31, 2003, the Company reported the acquisition of significant assets and payment obligations, changed its management team, changed its capital structure, increased the size of its amended and restated non-qualified stock compensation plan, transferred its on-going POP operations to Centiv Services, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing and advertising.  The Overview that follows discusses the business transacted by Centiv in the calendar years ended December 31, 2003, 2002, and 2001.

Overview

The Company is a developer and provider of web-enabled POP solutions for consumer goods manufacturers and multi-location retailers.  Its Instant Impact solution allows marketing managers, brand managers and retailers to create, edit and schedule delivery of customized POP signage, using field-editable sign templates created and/or approved by manufacturers.  Instant Impact POP signage is print quality and digitally produced for the unique requirements of each retail location, allowing users to target specific consumer segments at the POP and accumulate quantitative data for analysis and feedback on the success of their in-store or on-premise marketing campaigns.  The Company’s products allow a user access to an information database for selecting sign templates approved or created by manufacturers, input data for the sign templates and select signage products for production of the sign templates.  The Internet-based user interface is clear, flexible, user-friendly, and changeable to allow control of the message at a corporate or local store level.  Instant Impact signage can either be printed in a Centiv print center, or an industry-standard print-formatted file can be delivered via the Internet to any print provider in the world.  Management of the Company believes that its Instant Impact solution improves marketing results (due to improved signage utilization, customization and images), provides measurable marketing feedback, reduces signage lead time, allows for distribution of brand identity while protecting the integrity of that identity and reduces the costs associated with in-store and on-premises custom signage.

The roots of Centiv’s introduction to the custom POP segment were formed in 1998 when it partnered with Anheuser-Busch (“A-B”) to design, configure, deliver and implement a proprietary A-B POP signage system in over 730 A-B wholesale distributors in the United States and 16 foreign countries.  This led to a relationship with A-B pursuant to which the Company installed a POP system for A-B allowing distributors to access that system to create custom signage using templates created by A-B.  In addition, as part of the Company’s agreement, Centiv maintained rights to supply consumable print materials to these distributors supported by an in-house call center service.  As a result of its exposure to the custom signage business, Centiv invested in the development of a web-based platform for the collaborative versioning of POP signage.  Beginning in 2001, Centiv began the commercialization of Instant Impact.  In December 2002, A-B notified Centiv that upon its expiration on March 31, 2003, Centiv would no longer be the preferred supplier for various consumables of the system, and the Company’s preferred supplier technical support agreement would not be renewed.  The Company’s activities with A-B and its distributors terminated upon the expiration of the agreement on March 31, 2003.

Although Centiv valued its relationship with A-B, the contract did not include the Instant Impact web-based process for POP design and delivery.  The A-B relationship was part of the legacy business model as a wholesaler of digital printing hardware and provider of consumable printing materials.  The A-B relationship had never involved the use of Instant Impact™.  As a result, A-B’s decision in no way reflects upon the relevancy and viability of this innovative service going forward.  Despite the revenue impact of losing the Company’s supply relationship with A-B, the net contribution impact was negligible.  After a prudent assessment of overhead costs and spending, the Company determined how to defer or reduce ongoing expenses in order to minimize the financial impact of this event.

With the termination of the preferred supplier and support agreement effective March 31, 2003, the sales to A-B and the wholesale distributor network did not occur in the remaining quarters of 2003.  Sales from its Instant Impact product were not sufficient to replace the sales lost from A-B and its wholesale distributor network during 2003.  Total sales from A-B and its wholesale distributor network for the years ended December 31, 2003 and 2002 were $4.1 million and $24.9 million, respectively.  In response to this, Centiv underwent a downsizing of its operations and has reduced its headcount and other operating expenses.

Although no single customer accounted for more than 10% of the sales for the years ended December 31, 2002 and 2001, on a combined basis, distributors affiliated with A-B, in the aggregate, accounted for approximately 97% and 99% of the sales, respectively.  For the year ended December 31, 2003, distributors affiliated with A-B, in the aggregate, accounted for approximately 58% of the Company’s total sales and two other customers of Instant Impact each accounted for more than 10% of total sales and combined accounted for 25% of sales.

Prior to focusing on the Centiv POP Business in 2001, Centiv operated three other business units in addition to the Centiv POP Business:

• CalGraph Business: Formerly a wholly owned subsidiary of the Company, CalGraph Technology Services, Inc. was a provider of on-site service and preventative maintenance services specializing in wide-format printing devices.  CalGraph’s U.S. and Canadian service operations included field service technicians, customer support call center, component repair and refurbishment facilities, and parts logistics.  The Company sold this business effective January 31, 2002 and it is reflected as Discontinued Operations in the Summary of Selected Financial Information and Selected Financial Information.

• Channels Business: Prior to divestiture by the Company, the Channels Division specialized in the value-added wholesale distribution of computer graphics technologies throughout North America.  The Company sold this business effective December 31, 2001 and it is reflected as Discontinued Operations in the Summary of Selected Financial Information and Selected Financial Information.

• Technology Systems Business:  Prior to divestiture by the Company, the Technology Systems Division designed, assembled and sold custom or “made-to-order” premium services or workstations and related technology to value added resellers, vertical market computer resellers, corporations, universities and government agencies. The Company sold the business effective October 31, 2000.

Results of Operations

Net sales reflect the sale of the Company’s products, net of allowances for returns and other adjustments.  Sales are generated from the sale of products, supplies, and services primarily in the United States.  The web-based Instant Impact product has the following revenue components:  One-time set-up fees, template design and product configuration fees, user training fees, and print services fees.  Revenue is recognized when the service has been performed or in the case of the printing when the product has been shipped.

Cost of goods sold consists primarily of product costs, freight charges, direct costs, and associated overhead with providing services performed by the Company for its customers.

A large portion of the Company’s operating expense is relatively fixed.  Since the Company does not obtain long-term purchase orders or commitments from its customers, it must anticipate the future volume of orders based upon historical purchasing practices.  Cancellations, reductions, or delays in orders by a customer or group of customers could have a material adverse effect on the Company’s business, financial condition and results of operations.

Selling, general and administrative (SG&A) expenses include costs for sales representatives, marketing and advertising of the Company’s products, training, warehouse costs, information technology, corporate and administrative functions, employee benefits, and facility costs.

Depreciation expense reflects the cost of associated with expensing property and equipment purchases over the useful life of the asset.  Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which generally range from 3 to 7 years.

Interest expense (income) includes costs and expenses associated with working capital indebtedness and interest on the Convertible Subordinated Debt, offset by interest income associated with loans to shareholders.

In previous years, the Company operated four business units:  Channels, Centiv POP, CalGraph and Technology Systems.  As discussed above, the Technology Systems Business was sold as of October 31, 2000, the Channels Business was sold as of December 31, 2001 and the CalGraph Business was sold effective January 31, 2002.  The Company now has a single business segment, Centiv.  The financial results of the Channels, CalGraph and Technology Systems Businesses have been reflected as discontinued operations as these business units have been divested.  The prior years financial statements have been restated to conform to the December 31, 2003 presentations.

Critical Accounting Policies

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

Valuation Allowance of Deferred Tax Assets:

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

Changes in circumstances, such as the company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Other:

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements.  Policies relating to revenue recognition, fair value of financial instruments, depreciation, long-lived assets, income taxes and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board, Securities and Exchange Commission, etc.  Although no specific conclusions reached by these authorities appear likely to cause a material change in the Company’s accounting policies, outcomes cannot be predicted with confidence.  Also, see Note 2 to the Company’s financial statements, which provide a summary of the Company’s significant accounting policies.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002.

Net Sales from continuing operations.  Total sales from continuing operations of $6.2 million for the year ended December 31, 2003 decreased 75% or $19.2 million, compared to $25.5 million for the year ended December 31, 2002.  As previously mentioned, with the termination of the A-B preferred supplier and support agreement, there were no sales to A-B and the wholesale distributor network after March 31, 2003 and therefore the sales to A-B of $4.1 million for the year ended December 31, 2003 decreased $20.8 million compared to sales to A-B of $24.9 million for the year ended December 31, 2002.  The decrease in sales to A-B was partially offset by increased sales in the Instant Impact product line.

Sales of the Instant Impact product line were $2.2 million for the year ended December 31, 2003, or an increase of 245% over the sales of $638,000 for the year ended December 31, 2002.  The sales increase over prior year was attributable primarily to expanded usage of the Instant Impact system from existing customers as well as increased revenue from new customers.

Gross Profit from continuing operations.  Gross profit from continuing operations of $2.2 million for the year ended December 31, 2003, decreased 52% or $2.3 million compared to $4.5 million for the year ended December 31, 2002.  However, gross profit as a percentage of sales increased 17% to 35% for the year ended December 31, 2003 compared to 18% for the year ended December 31, 2002.

The gross profit percentage for the year ended December 31, 2003 is reflective of a higher mix of Instant Impact sales compared to lower margin sales to A-B in 2002.  Instant Impact margins were 55% for the year ended December 31, 2003 compared to margins of 33% for the year ended December 31, 2002.  Gross profit percentage for the A-B sales were 24.0% for the year ended December 31, 2003 compared to margins of 17% for the year ended December 31, 2002.

SG&A Expenses from continuing operations.  SG&A expenses from continuing operations of $3.5 million for the year ended December 31, 2003, decreased $1.9 million or 34%, compared to $5.4 million for the year ended December 31, 2002.  As a result of the expiration of the A-B agreement, the costs associated with the A-B business have been eliminated effective March 31, 2003.  In addition, for the year ended December 31, 2003, SG&A expenses reflect a one-time favorable adjustment of $160,000 relating to: (1) a reversal of the 2002 bonus accrual of $120,000 as this amount will not be paid due to the establishment of the long term Key Employee Incentive Plan (KEIP), and (2) a favorable workers’ compensation insurance audit adjustment of $40,000.  In addition, the SG&A expenses included $260,000 for 2002 relating to legal expenses associated with the termination of the Encad supply agreement, defense of the Centiv trademark, and costs associated with reincorporation of the Company from Georgia to Delaware.  Centiv purchased inks from Encad that were used in the Anheuser Busch system.  Encad’s termination of the agreement coincided with the announcement that another supplier was selected for the large equipment upgrade.

Depreciation Expense from continuing operations.  Depreciation expense from continuing operations increased $6,000, or 1%, to $576,000 for the year ended December 31, 2003, as compared to $570,000 for the year ended December 31, 2002.  The increase in depreciation expense relates to additional computer and production equipment purchased during the course of 2002 for the expansion of the print center.

Restructuring Charges.  As a result of the termination of the preferred supplier and support agreement with Anheuser Busch, the Company reduced headcount and other operating expenses.  Accordingly, $87,000 was charged to operations in 2002 consisting of $75,000 for severance costs for reductions in staff and $12,000 relating to early lease termination cost.  This amount was paid in 2003 and no further restructuring charge was incurred in 2003.

Loss on Repurchase of Stock.  During November 2002, the Company repurchased 268,995 shares of common stock in exchange for an outstanding loan plus accrued interest of $2.3 million from the prior Chief Executive Officer.  The shares repurchased have been put into the Company’s treasury stock using the closing market price of the stock of $2.82 per share.  The difference between the outstanding loan balance and the Treasury Stock resulted in a non-cash charge of $1.5 million.

Other Income/expense from continuing operations.  Other expense from continuing operations for the year ended December 31, 2003 of $502,000 represents the termination cost of the 998 Forest Edge Drive, Vernon Hills, Illinois facility of $348,000 and the write-off of fixed assets of $154,000 that are no longer useful.

Interest Income/expense from continuing operations.  Net interest income of $8,000 for the year ended December 31, 2003 consisted of interest income of $25,000, primarily from the interest on shareholder notes (See Footnote 15 to Financial Statements), partially offset by interest expense of $33,000, primarily from the interest on the convertible subordinated debt that was retired on March 31, 2003 (See Footnote 14 to Financial Statements).

The interest income for the year ended December 31, 2002 of $104,000 primarily represents interest on the stockholder’s notes (See Footnote 15 to Financial Statements).

Provision (benefit) for income taxes from continuing operations.  The Company’s effective tax rate for continuing operations was 0% for the year ended December 31, 2003 as the Company’s tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes.  The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization.  At December 31, 2003, the Company had net pre-tax operating loss carry-forwards of approximately $10.2 million expiring in various years through 2022.  The difference between the Company’s effective and statutory tax rates was primarily due to the valuation reserve for the deferred tax asset and state taxes, net of the federal benefit.

For the year ended December 31, 2002, the Company’s effective tax rate from continuing operations was a tax provision of 1.7% reflecting the remaining write-off of deferred tax assets.

Net Loss from continuing operations.  The Company had a net loss from continuing operations of $2.4 million for the year ended December 31, 2003, compared to the net loss of $2.9 million for the year ended December 31, 2002, a decrease of in the net loss of $507,000 or 17%.  The decrease in the net loss is attributable to no loss on the repurchase of stock, partially offset by lower sales as a result of the termination of the A-B relationship as of March 31, 2003.

Discontinued Operations.  The income from discontinued operations for the year ended December 31, 2002 of $380,000 is comprised of an after-tax gain on the sale of the net assets of Calgraph Technology Services, Inc. of $488,000 and a loss from operations of $108,000.

Net Loss.  Net loss improved by $127,000 to a net loss of $2.4 million for the year ended December 31, 2003 compared to a net loss of $2.6 million for the year ended December 31, 2002.  The reduction in the net loss is attributable to the expense associated with the repurchase of the treasury stock in 2002, partially offset by lower sales as a result of the termination of the A-B relationship as of March 31, 2003.

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

Basic and Diluted Income (Loss) Applicable to Common Shares.  Loss applicable to common shares for the year ended December 31, 2003 of $1.51 per share compares to $2.29 per share for 2002.  The loss for the year ended December 31, 2002 included a loss of $0.50 per share relating to the beneficial conversion feature of the preferred stock (see Note 9 of the Notes to Consolidated Financial Statements).

For the year ended December 31, 2002, the net income applicable to common shares from discontinued operations was $0.23 per share.  There were no discontinued operations for the year ended December 31, 2003.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001.

Net Sales from continuing operations.  Net sales increased $13.1 million, or 105%, to $25.5 million for the year ended December 31, 2002 compared to $12.4 million for the year ended December 31, 2001.  The increase is attributable primarily to $11 million of revenue relating to the large-scale equipment upgrade for A-B and their distributors.  The equipment is used to produce locally customized Point of Purchase (POP) signage.  The sales of consumables used to produce the signage increased 14% or $1.4 million over prior year primarily due to increased demand.  The remaining growth in revenue was attributable to the new Instant Impact product with sales in excess of $0.6 million.  Sales to A-B and its distributors terminated upon the expiration of the Company’s preferred supplier technical support agreement on March 31, 2003.

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

Loss on Repurchase of Stock.  The Company repurchased 268,995 shares of common stock in exchange for an outstanding loan plus accrued interest of $2.3 million from the prior Chief Executive Officer.  The shares repurchased have been put into the Company’s treasury stock using the closing market price of the stock of $2.82 per share.  The difference between the outstanding loan balance and the Treasury Stock resulted in a non-cash charge of $1.5 million.

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

The loss from discontinued operations for the year ended December 31, 2001 of $3.1 million is comprised of a loss from operations of the Channels Business of $0.7 million and a loss on the sale of the Channels Business of $2.4 million.  The loss on the sale of the Channels Business included the write off of goodwill of $1.9 million and the write off of the deferred tax asset of $184,000 for the year ended December 31, 2001.  Below is a breakdown of the discontinued operations for the years ending December 31, 2001:

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

Beneficial Conversion Feature of Preferred Stock.  The Company recorded a beneficial conversion feature on the convertible preferred stock and warrants based on the fair value of the common stock of $3.00 per share as of the date of commitment.  The warrants with an exercise price of $4.50 per share, were valued at $810,000 using the Black-Scholes valuation method.  The beneficial conversion feature was calculated to be $810,000 at the commitment date of March 28, 2002 and has been recorded as Additional Paid in Capital.  Since the preferred shares are convertible immediately, the entire amount of the beneficial conversion feature has been accreted into the Accumulated Deficit at March 31, 2002.

Basic and Diluted Income (Loss) Applicable to Common Shares.  Loss applicable to common shares for the year ended December 31, 2002 of $2.29 per share is similar to the $2.31 loss per share in 2001.  The loss for the year ended December 31, 2002 included a loss of $0.50 per share relating to the beneficial conversion feature of the preferred stock (see Note 9).  The net income (loss) applicable to common shares from discontinued operations improved $2.08 per share from a loss of $1.85 per share for the year ended December 31, 2001 to income of $0.23 for the year ended December 31, 2002.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through a combination of cash flows from operations, bank borrowings, equity capital, and the net proceeds from the Company’s initial public offering in November 1997.

On March 31, 2003, the Company sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred”) and one warrant to purchase 0.667 shares, on a post reverse stock split basis of common stock (the “Warrant”), which amounted to 20% warrant coverage.  As part of the private placement, the holders of $500,000 of the outstanding Convertible Subordinated Debt converted into Series B Preferred on the same terms.  The remaining $500,000 was repaid in full from proceeds of this offering.  In addition, the Company issued an additional 270,000 shares of Series B Preferred in conversion of 135,000 of its outstanding Series A Convertible Preferred Stock (the “Series A Preferred”).  No Warrants were issued in connection with the shares of Series B Preferred issued in exchange for the Series A Preferred.  In addition, the warrants to purchase Series A Preferred held by the Series A Preferred investors were cancelled with no value in connection with the conversion.  The remaining 81,000 outstanding shares of the Series A Preferred was converted on March 31, 2003 into shares of common stock in accordance with the terms of the Series A Preferred certificate of designations.

The purchase price for each unit was $5.00 per unit (the “Purchase Price”).

The Series B Preferred Stock financing included cash proceeds of $2,000,000 plus the conversion of $500,000 of the Company’s Senior Convertible Subordinated Debt that was issued on September 28, 2002.  The remaining Senior Convertible Subordinated Debt of $500,000 was repaid out of the proceeds of this financing.  Aggregate transaction costs of $90,000 representing legal, accounting and registration fees were incurred bringing the net proceeds, after repaying the Subordinated Debt and transaction costs, to $1,410,000.

The net proceeds to the Company from the sale of the Series B Preferred Stock were used for working capital and to finance the operations of the Company.  With the termination of the preferred supplier and support agreements with Anheuser-Busch, the credit facilities with Cole Taylor Bank were terminated effective March 31, 2003.

On December 31, 2003, the Company had $877,000 in cash and working capital of $536,000 compared to $1.3 million in cash and working capital of $783,000 on December 31, 2002.

Based upon the current level of revenues and the cash position, the Company will need to raise additional capital during the year 2004 in order to fund current operations.  The Company is currently evaluating all potential strategic alternatives, including the sale of some or all of the business of the Company, potential partnerships and the availability of additional capital to sustain operations.  Subsequent to December 31, 2003, Centiv took significant actions to address its liquidity concerns.  These actions are discussed elsewhere in the narrative and in the Notes to Financial Statements.

Cash flow for 2003:

For the year ended December 31, 2003, the Company used $2.1 million in cash from operating activities.  The cash was used to pay accounts payable and accrued expenses of $2.7 million relating to vendor payments for the A-B equipment upgrade that took place in Q4 2002.  Partially offsetting these payments was cash generated of $2.4 million through a reduction in accounts receivable, inventories and prepaid expenses as a result of the termination of the A-B agreement.  The Company had non-cash items affecting the operating cash flows for the year ended December 31, 2003 of $696,000 consisting primarily of $576,000 of depreciation expenses and $154,000 loss on the write-off of fixed assets that the Company no longer used.

For the year ended December 31, 2003, the Company generated cash of $258,000 from investing activities.  The Company received cash of $300,000 from the sale of the CalGraph Business, partially offset by cash used of $42,000 for the purchase of computer and production equipment.

For the year ended December 31, 2003, the Company generated cash of $1,381,000 principally from financing activities in relation to the Series B Preferred Stock offering.  The Company received net proceeds of $1,910,000 from the equity offering (see Note 9 of the Notes to Consolidated Financial Statements).  In addition, the Company repaid $500,000 of convertible subordinated debt (see Note 16 of the Notes to Consolidated Financial Statements).  The remaining $500,000 of subordinated debt was converted in exchange for participation in the Series B Preferred Stock offering.

Cash flow for 2002:

For the year ended December 31, 2002, the Company used $2.0 million in cash from operating activities.  The cash used was primarily a result of working capital requirements.  Specifically, accounts receivable increased $697,000 due to the shipments of the A-B equipment upgrade in the fourth quarter and the payment of accounts payable/accrued expenses of $1.2 million.  The accounts payable/accrued expense cash usage was primarily from the payment of transaction costs as well as other payments relating to vendor settlements associated with the sale of the Channels Business.  The Company had non-cash items affecting the operating cash flows for the year ended December 31, 2002 of $1.8 million consisting primarily of $1.5 million for the loss on the repurchase of treasury stock and $570,000 of depreciation expenses, partially offset by $488,000 for the gain on sale of the Calgraph Business.

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

In connection with the sale of the Channels Business, the Company made loans to three former members of the management team involved in the transaction.  The total amount of the loans is $250,000 and beared an interest rate of 25 basis points over the Company’s current borrowing rate on the credit facility.  The principal amount of this loan plus accrued interest was due and payable on

December 28, 2003.  The Company also recorded interest income of $175,000 on a loan to another shareholder.  The loan plus accrued interest was repaid during the January and February of 2004.

Impact of Inflation

Management believes that inflation has not had a material impact on the Company’s business, its net sales and revenues or its income (loss) from continuing operations.

Disclosure Regarding Forward-Looking Statements

Safe Harbor For Forward-Looking Statements

Annual Report

This Annual Report and statements by the Company or its representatives make contain forward-looking statements that involve risks and uncertainties.  These statements may be found in “Business,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Annual Report.  The Company develops forward-looking statements by combining currently available information with its beliefs and assumptions.  These statements often contain words like “believe,” “expect,” “anticipate,” “intend,” “contemplate,” “seek,” “plan,” “estimate” or similar expressions.  Forward-looking statements do not guarantee future performance.  Recognize these statements for what they are and do not rely upon them as facts.

Forward-looking statements involve risks, uncertainties and assumptions, including, but not limited to, those discussed below under the caption “Factors That May Affect Future Results” and elsewhere in this Annual Report.  The Company makes these statements under the protection afforded it by Section 21E of the Securities Exchange Act of 1934, as amended.  Because the Company cannot predict all of the risks and uncertainties that may affect it, or control the ones the Company does predict, these risks and uncertainties can cause its results to differ materially from the results the Company expresses in its forward-looking statements.

Factors That May Affect Future Results

The reader of this Annual Report on Form 10-K should carefully consider the risks and uncertainties described below and other information in this Annual Report.  These are not the only risks and uncertainties that the Company faces.  Additional risks and uncertainties that are not currently known or that management currently believes are immaterial may also harm the Centiv’s business operations.  If any of these risks or uncertainties occurs, it could have a material adverse effect on the Company’s business.

Risks Related to The Company

Centiv is a dramatically different company.

The financial statements included in Item 8 of this Annual Report on Form 10-K report the financial position of the Company as of December 31, 2003, and 2002, and the results of operations and changes in financial position for the three years ended December 31, 2003, 2002, and 2001.  Subsequent to December 31, 2003, Centiv concluded the acquisition of Beijing Multimedia which holds significant assets and payment obligations, changed its management team, changed is capital structure, increased the size of its amended and restated non-qualified stock compensation plan, transferred its on-going POP signage operations to Centiv Services, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing and advertising.  The financial statements and notes thereto also include disclosures concerning the significant events, agreements, or transactions that occurred or were effected subsequent to December 31, 2003.  During the next twelve months, the value of Centiv and its subsidiaries will be greatly influenced by the performance of the newly acquired assets, capital formation activities, the completion of funding obligations, and the decisions of the new management team.  Moreover, the Company’s securities may trade with potentially significant volatility as the securities markets evaluate and digest information about the business, both historically and to be transacted by Centiv and its subsidiaries in the future.

The Company has incurred consolidated operating losses that exceed twenty million dollars.

As of December 31, 2003, Centiv reported an accumulated deficit of $22,444,000.

The Company cannot predict its future results because of the Significant Changes Occurring after December 31, 2003.

Given the operating history, it will be difficult to predict future results.  The reader should consider the following uncertainties that may be encountered as an early stage company in a new and rapidly evolving market.

•                                          market acceptance of the Centiv products or services;

•                                          consumer demand for, and acceptance of Centiv’s products, services and follow-on products; and

•                                          Centiv’s unproven and evolving business model.

The Centiv POP Business has not generated significant revenues to date and incurred losses in calendar years 2003, 2002, and 2001.

The Centiv POP Business was commenced in 1998, has a limited operating history, and incurred losses for the years 2000-2003, although it did make an operating profit in 1998 and 1999.  Management of the Company expects losses to continue into calendar year 2004.  The Centiv POP Business will need to achieve greater revenues to achieve profitability.  There can be no assurance that the Company will be successful in increasing revenues of the Centiv POP Business, or generating acceptable margins, or, if it does, that operation of the Centiv POP Business will be a profitable business enterprise.  If the Company is unable to achieve significantly greater recurring revenue from its Centiv POP Business, losses will likely continue indefinitely.  The Company will likely have to seek additional outside sources of capital.  There can be no assurance that it will be able to obtain such capital on favorable terms and conditions or at all.  If this occurs, the market price of the Company’s common stock could suffer.

The quarterly and annual sales and financial results have varied significantly in the past, and the Company expects to experience fluctuations in the future, which means that period-to-period comparisons are not necessarily meaningful or indicative of future performance.

Sales and operating results have varied, and may continue to vary, significantly from year to year and from quarter to quarter as a result of a variety of factors, including the introduction of new products by competitors, pricing pressures, the timing of the completion or the cancellation of projects, the evolving and unpredictable nature of the markets in which computer products are sold and economic conditions generally or in certain geographic areas in which customers do business.  Furthermore, the Company may be unable to control spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, it cannot provide assurance that sales and net income, if any, in any particular quarter will not be lower than sales and net income, if any, in a preceding or comparable quarter or quarters.  In addition, sales and net income, if any, in any particular quarter are not likely to be indicative of the results of operations for any other quarter or for the full year.  The trading prices of the Company’s securities may fluctuate significantly in response to variations in our quarterly or annual results of operations.

The Company may not be able to sustain or accelerate growth, or sustain or accelerate recurring revenue from Centiv’s products or services.

There can be no assurance that demand for Centiv’s products or services will increase or be sustained, or that its current or future products will have market acceptance in that product category.  Acquisition costs per customer are currently very high due to the significant costs associated with sales, product development and marketing.  To the extent the Company does not achieve growth and this cost per customer is not reduced, it will be difficult for the Company to generate meaningful revenue at acceptable margins or achieve profitability.  To the extent that the Centiv Business model is not successful, because market acceptance declines, or other competing technologies evolve in connection with the evolving Internet market or for any other reason, the Company might have future unexpected declines in revenue.  In order to achieve and maintain profitability, its POP program needs to achieve national program status.  In order to obtain participating manufacturers and retailers at the rate desired, this service program must achieve increases in sales.  In achieving these results, the Company will be competing for the marketing expenditures or branded product manufacturers who use various forms of point-of-purchase marketing methods.  Management of the Company cannot provide assurance that its POP program will achieve or maintain the marketplace acceptance or profitability necessary to compete successfully with traditional marketing methods.

The Company’s business depends on its intellectual property rights, and if it fails to protect them, its competitive position will suffer.

Although the Company has made applications, it has no current patents, and its success partially depends on its ability to preserve trade secrets and to operate without infringing on the proprietary rights of third parties.  Management of the Company seeks to protect its trade secrets and proprietary know-how, in part, by confidentiality agreements with employees, consultants, advisors, and others.  It cannot guarantee that these individuals will maintain the confidentiality of its trade secrets and proprietary know-how, or that its competitors will not learn of or independently develop its trade secrets or proprietary know-how in a manner that leaves the Company with no practical recourse.

If the Company loses the services of its key personnel, it may be unable to replace them, and its business could be negatively affected.

The Company’s success depends in large part on the continued service of its management and other key personnel and its ability to continue to attract, motivate and retain highly qualified employees.  In particular, the services of John Larkin, our President and Chief Executive Officer, and Thomas Mason, our Vice President, Finance and Chief Financial Officer are integral to the execution of its business strategy.  If one or more of our key employees leaves Centiv, it will have to find a replacement with the combination of skills and attributes necessary to execute the Company’s strategy.  Because competition from other technology companies for skilled employees is intense, and the process of finding qualified individuals can be lengthy and expensive, management of the Company believes that the loss of the services of key personnel could negatively affect the business, financial condition, and results of operations.

Many of the Company’s customers operate in a highly regulated industry.

Substantially all of the Company’s net sales in 2003 came from customers engaged in the alcoholic beverages industry.  If the regulation of this industry were to limit advertisement in any material way, the Company’s relationship with these customers could suffer.

Risks Related to the Company’s Industry

Weak economic conditions in the market may negatively impact sales of computer graphics products and services.

From time to time, the market for the Company’s products and services experiences weak economic conditions.  To the extent that general economic conditions affect the demand for products and services in this market, it could have an adverse effect on Centiv’s ability to sell its products and services.

Risks Related to the Company’s Capital Stock

The public market for the Company’s common stock may be volatile.

The market price of the Company’s common stock has been and is likely to continue to be volatile and significantly affected by various factors, including:

•                  uncertainty about the new assets acquired, and new management team;

•                  general market conditions and market conditions affecting computer technology stocks in particular;

•                  actual or anticipated fluctuations in the Company’s quarterly or annual operating results;

•                  announcements relating to contracts, investments, acquisitions, divestitures;

•                  discontinued operations, layoffs or corporate actions;

•                  industry conditions or trends; and

•                  limited public float, market making activity, and research coverage.

The stock markets have experienced significant price and volume fluctuations that have affected the market prices of many company stocks.  These fluctuations have often been unrelated or disproportionate to operating performance.  These broad market or sector fluctuations may adversely affect the market price of our common stock.  General economic, political and market conditions such as recessions and interest rate fluctuations may also have an adverse effect on the market price of the Company’s common stock.  In addition, the market price of the Company’s common stock has also been and is likely to continue to be affected by expectations of analysts and investors.

The Company’s ability to issue additional preferred stock may adversely affect the rights of common stockholders and may make takeovers more difficult, possibly preventing stockholders from obtaining optimal share price.

The Company’s Certificate of Incorporation authorizes the issuance of shares of “blank check” preferred stock, which would have the designations, rights and preferences as may be determined from time to time by the Board of Directors.  Accordingly, the Board of Directors is empowered, without shareholder approval (but subject to applicable government regulatory restrictions), to issue additional preferred stock with dividend, liquidation, conversion, voting or other rights that could adversely affect the voting power or other rights of the holders of the common stock.  In the event of an issuance, the preferred stock could be used, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of Centiv.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Consolidated Financial Statements beginning on page F-1.  Condensed quarterly financial information on the Company is included in Note 21 of Notes to Financial Statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 5, 2004, pursuant to the approval of the Board of Directors, Centiv resolved to change the accounting firm of Grant Thornton, LLP as its independent auditors.

The independent accountants’ reports of Grant Thornton, LLP on the consolidated financial statements of the Registrant for each of the calendar years ended December 31, 2001 and December 31, 2002, contain no adverse opinion or disclaimer of opinion and neither of those reports was qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s last two calendar years ended December 31, 2001 and December 31, 2002, and in the subsequent interim periods through February 4, 2004, there were no disagreements with Grant Thornton, LLP, except as discussed in the following paragraph, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton, LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the financial statements for such periods.

Specifically, in connection with the December 31, 2001 financial statements, Grant Thornton, LLP recommended that a valuation reserve be established for the deferred tax asset relating to the Company’s net operation loss carry-forward as a result of the Company’s recent operating losses.  Upon initial discussion with Grant Thornton, LLP, management was of the opinion that there was flexibility over the time-period in which the valuation reserve could be recognized and established.  Upon further discussion and review, management and Grant Thornton, LLP, agreed that the valuation reserve for the deferred tax assets should be established and therefore this initial disagreement was resolved to the satisfaction of Grant Thornton, LLP.  The proposed change of auditors was a commercial decision of the Board of Directors.

Grant Thornton, LLP furnished a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements.  A copy of that letter is filed as Exhibit 16 to this Current Report on Form 8-K filed on February 11, 2004.

On February 5, 2004, Centiv engaged the accounting firm of Davis Accounting Group, P.C., located in Cedar City, Utah, as its new independent accountants.  Prior to that date, the Company did not consult with Davis Accounting Group, P.C. regarding any accounting matters.

During Centiv’s two most recent calendar years and any subsequent interim period prior to the engagement of Davis Accounting Group, P.C., neither the company nor anyone on the Company’s behalf consulted with Davis Accounting Group, P.C. regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on Centiv’s financial statements or (ii) any matter that was either the subject of a “disagreement” or a “reportable event.”

ITEM 9A.  CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer as of December 31, 2003, have reviewed and evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date within 90 days of the filing date of this Annual Report on Form 10-K (the “Evaluation Date”).  Based on their review and evaluation, the previous Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities in a timely manner, particularly during the period in which this Annual Report on Form 10-K was being prepared, and that no changes are required at this time.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in such internal controls requiring corrective actions.  As a result, no corrective actions were required or undertaken.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY.

The following persons served as directors of the Company during calendar 2003.  However, immediately prior and subsequent to December 31, 2003, all of the following persons submitted their resignations.

John P. Larkin, 46, Director.  Prior to joining Centiv, Mr. Larkin co-founded Spectra Marketing Systems, Inc., a consumer marketing database services firm, which he built to $100 million in sales between 1988 and 1997.  Before founding Spectra, Mr. Larkin was Vice President - Product Management at Information Resources, Inc.  He began his career with various positions at Procter & Gamble and The Minute Maid Company and also served as Director of Sales Planning and Operations at The Treesweet Company.  He holds a BS/BA from the University of Kentucky.  Mr. Larkin became a director in December 2002.  Mr. Larkin resigned as a director on January 14, 2004.  Subsequent to December 31, 2003, Mr. Larkin became a director of Centiv Services, a wholly owned subsidiary of the Company.

Len Finelli, 50, Director.  Mr. Finelli is the Chief Financial Officer/Executive VP Business Strategy, Nielsen Retail Entertainment Information, a division of VNU Media Measurement & Information (www.vnu.com).  Mr. Finelli has been with VNU since 1987, and has held a number of key financial and managerial positions during his tenure.  He has served in his current capacity since 2001.  After initially being employed as Controller, Mr. Finelli was promoted in 1990 to CFO of VNU Business Information Services (later re-named to VNU Marketing Information Services Inc.).  Mr. Finelli is also a director and minority owner of Spot Quotation and Data, a New York based media research firm.  Mr. Finelli became a director in April 2003.  Mr. Finelli resigned as a director on January 14, 2004.  Subsequent to December 31, 2003, Mr. Finelli became a director of Centiv Services, a wholly owned subsidiary of the Company.

Daryl Splithoff, 53, Director.  Mr. Splithoff has been with the Wm. Wrigley Jr. Company since September 1, 2000 where he is currently Senior Vice President – Supply Chain and Corporate Development.  Before joining the Wrigley Company, Mr. Splithoff was, from March 1998 to September 1999, the President & CEO of Edwards Fine Foods (EFF), a frozen dessert company headquartered in Atlanta.  He joined EFF after ten years with the Keebler Company, where he was Senior Vice President of Sales and Distribution and served as a member of Keebler’s Executive Management Committee.  Mr. Splithoff resigned as a director on December 7, 2003.

Thomas M. Mason, 47, Director.  Mr. Mason joined Centiv in March 2000 as Vice President of Finance and Chief Financial Officer and became a director in February 2001.  From July 1997 until joining Centiv, Mr. Mason served as Chief Financial Officer of The Segerdahl Corporation, a commercial printer.  Prior to that, from February through July 1997, he served as Senior Vice President and Chief Financial Officer of Telular Corporation.  For the preceding 13 years, Mr. Mason held various finance and general management positions with Bell & Howell Company.  Mr. Mason also worked at American Hospital Supply Corporation for five years and began his career with KPMG/Peat Marwick as a CPA.  Mr. Mason became a director of Centiv in February 2001.  Mr. Mason resigned as a director on January 14, 2004.  Subsequent to December 31, 2003, Mr. Mason became a director of Centiv Services, a wholly owned subsidiary of the Company.

J. Smoke Wallin, 36, Director.  Since 1999, Mr. Wallin has been the founder and Chairman & CEO of eSkye Solutions (www.eskyesolutions.com), a leading software solutions provider to the beverage, Consumer Packaged Goods (CPG) and distribution industries.  Mr. Wallin began his career in 1988 with National Wine and Spirits, Inc. (www.nwscorp.com), the nation’s sixth largest beverage alcohol distributor, and he became Executive Vice President and a Director of National Wine and Spirits, Inc. in 1993.  He is also currently Chairman of the Wine & Spirits Wholesalers of America (www.wswa.org).  Mr. Wallin serves numerous philanthropic organizations including Boy Scouts of America, Junior Achievement, and Vanderbilt University.  Mr. Wallin was appointed to the Board of Directors of Centiv in April 2003 to fill the vacancy created by Mr. Carnevale’s resignation.  Mr. Wallin resigned as a director on December 9, 2003.

Thomas Pennell, 38, Director.  Mr. Pennell has since 1996 been the Managing Partner of Pennell Venture Partners (www.pennell.com), a technology focused venture capital fund based in New York.  Prior to establishing PVP, Mr. Pennell held positions in venture capital and small business finance with Chase Manhattan Bank in 1996, Endeavor Capital Management from 1992 to 1995, and Access Capital prior to that time.  On March 31, 2003, the holders of the Series B Convertible Preferred Stock designated Mr. Pennell as their preferred director pursuant to the terms of the Company’s Restated Articles of Incorporation and the related Series B Preferred Certificate of Designations, Preferences and Rights, and the Board appointed Mr. Pennell a director effective April 22, 2003.  Mr. Pennell resigned as a director on December 22, 2003.

Executive Officers

The following persons served as the executive officers of Centiv, Inc. during 2003.  However, subsequent to December 31, 2003, all of the following persons submitted their resignations.  The following summary is based on information furnished by them.

John P. Larkin, 46, President, Chief Executive Officer and Chief Operating Officer.  Prior to joining Centiv, Mr. Larkin co-founded Spectra Marketing Systems, Inc., a consumer marketing database services firm, which he built to $100 million in sales between 1988 and 1997.  Before founding Spectra, Mr. Larkin was Vice President – Product Management at Information Resources, Inc. (NASDAQ: IRIC).  He began his career with various positions at Procter & Gamble and The Minute Maid Company and also served as Director of Sales Planning and Operations at The Treesweet Company.  He holds a BS/BA from the University of Kentucky.

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

John R. Bauer, 48, joined Centiv as Vice President, Chief Marketing Officer in April 2002.  Prior to joining Centiv, Mr. Bauer experience includes 25 years in sales and marketing for major packaged goods companies, including 13 years with The Pillsbury Company.  He later served in executive roles at Tropicana Products, Inc., Lykes Bros. Inc., and World’s Finest Chocolate.  Most recently, Mr. Bauer was a Partner with Mosaic InfoForce, a joint venture between Information Resources, Inc. and Mosaic, Inc. Mr. Bauer earned a BA at Duke University and an MBA from the University of St. Thomas in St. Paul, MN.

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

Kevin Costello, 50, joined Centiv as Executive Vice President of Business Development in July 2003.  Prior to joining Centiv, Mr. Costello’s experience included over 25 years in sales and marketing for marketing services and packaged goods companies, including 11 years with Spectra Marketing Systems, Inc. where he was Executive Vice President of New Business.  Prior to his career with Spectra, he held various sales and marketing positions at Borden’s and Jeno’s, Inc.  Mr. Costello holds a B.A. in Marketing from St. Mary’s University in Winona, MN.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that Centiv’s executive officers, directors, and 10% stockholders file reports of securities ownership and changes in ownership with the Securities and Exchange Commission.  Officers, directors, and 10% owners also are required to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of these reports provided to us and written representations that no other reports were required, the management of the Company believes that all filing requirements were met during calendar 2003.

ITEM 11.  EXECUTIVE COMPENSATION.

This following table summarizes the before-tax compensation for the Chief Executive Officer and the next four most highly compensated executive officers of Centiv through the year ended December 31, 2003.  However, subsequent to December 31, 2003, all of the following persons submitted their resignations.

Summary Compensation

				Long-Term Compensation
		Annual Compensation		Awards
Name and Principal Position	Year	Salary	Bonus	Securities Underlying Options	All Other Compensation (1)
John P. Larkin	2003	$175,000	$0	—	$648
President and Chief Executive Officer (since December 31, 2002) President and Chief Operating Officer (since October 28, 2002)	2002	25,000	$0	474,334	—

Thomas M. Mason	2003	$130,000	$0	33,334	$740
Chief Financial Officer	2002	160,000	$0 (2)	25,000	820
(since March 2000)	2001	160,000	58,333	13,334	820

Kevin Costello	2003	$78,571	—	41,667	$262
Executive Vice President, Sales (since July 2003)

James M. Kearney	2003	$100,000	$0	21,667	$489
Chief Information Officer	2002	120,729	$0 (2)	5,000	542
(since July 2000)	2001	115,000	16,150	5,000	542

John R. Bauer	2003	$125,000	$0	21,667	$648
Vice President of Marketing (since April, 2002)	2002	$127,997	$0 (2)	25,000	$538

(1)                Represents payments made by Centiv on a long-term disability policy.

(2)                The following bonuses were accrued as of December 31, 2002, Mr. Mason: $58,580; Mr. Kearney: $14,625; and Mr. Bauer: $32,951.  However, these officers agreed to forgive the payment of these bonuses in connection with the establishment of the Company’s Key Employee Incentive Plan and therefore the bonus accrual was reversed during the second quarter ended June 30, 2003.

Option Grants in 2003

This table gives information relating to option grants during 2003 to the executive officers listed in the Summary Compensation Table.  Unless otherwise noted, the options were granted under the Company’s Amended and Restated 1997 Stock Option Plan.  Unless otherwise noted, the options vest in four equal annual installments beginning on the first anniversary of the grant date.

The potential realizable value is calculated based on the term of the option at its time of grant, which is 10 years.  The calculation assumes that the fair market value on the date of grant appreciates at the indicated rate compounded annually for the entire term of the option and that the option is exercised at the exercise price and the stock is sold on the last day of its term at the appreciated price.  Stock price appreciation of 5% and 10% is assumed pursuant to the rules of the Securities and Exchange Commission.  The actual price appreciation may be substantially greater or lower than that assumed under these rules.  The Company cannot assure provide assurance that the actual stock price will appreciate over the 10-year option term at the assumed levels or at any other defined level.  The closing price of the Common Stock on March 15, 2004 was $0.81 per share.

	Individual Grants
	Securities Underlying Options Granted	Percent of Total Options Granted to Employees in 2003	Exercise Price Per Share	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name					5%	10%
John P. Larkin	—	—	—	—	—	—
Thomas M. Mason	33,334	14.1	0.66	3/26/13	13,836	35,063
Kevin Costello	41,667	17.6	1.80	7/14/13	47,167	119,532
James M. Kearney	21,667	9.2	0.66	3/26/13	8,993	22,791
John R. Bauer	21,667	9.2	0.66	3/26/13	8,993	22,791

Option Exercises in 2003 and
2003 Year-End Option Values

None of the executive officers listed in the Summary Compensation Table exercised stock options during 2002.  The value of unexercised in-the-money options at year-end 2003 is determined using the difference between the option exercise price and $0.82 (the closing price of Centiv Common Stock on the last trading day of the calendar year, December 31, 2003) multiplied by the number of shares underlying the option.  An option is in-the-money if the market value of the Common Stock subject to the option is greater than the exercise price.

	Securities Underlying Unexercised Options at Year End 2003		Value of Unexercised In-the-Money Options at Year End 2003
Name	Exercisable	Unexercisable	Exercisable	Unexercisable
John P. Larkin	45,000	429,334	0	0
Thomas M. Mason	32,917	58,751	0	5,333
Kevin Costello	10,417	31,250	0	0
James Kearney	6,251	28,750	0	3,467
John R. Bauer	12,500	34,167	0	3,467

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

Subsequent to December 31, 2003, the KEIP was terminated.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table shows how much of each class of the Company’s stock was beneficially owned as of March 31, 2004 by:

•                  Executive Officers;

•                  each Current Director;

•                  each stockholder known by us to own beneficially at least 5% of our Common Stock; and

•                  all directors and executive officers as a group.

Beneficial ownership is a technical term broadly defined by the Securities and Exchange Commission to mean more than ownership in the usual sense.  In general, beneficial ownership includes any shares a director or executive officer can vote or transfer, shares subject to stock options and warrants that are exercisable currently or become exercisable within 60 days and shares subject to convertible securities that are convertible currently or within 60 days.  These shares are considered to be outstanding for the purpose of calculating the percentage of ownership of the stockholder holding these options, warrants or convertible securities, but are not considered to be outstanding for the purpose of calculating the percentage ownership of any other person.  Except as otherwise noted, the stockholders named in this table have sole voting and dispositive power for all shares shown as beneficially owned by them.

(1) Title of class	(2) Name and address of beneficial owner	(3) Amount and nature of beneficial ownership	(4) Percent of class
$.001 par value common stock	Eagle Treasure Limited c/o East Asia Corporate Services (BVI) Limited East Asia Chambers P.O. Box 901 Road Town, Tortola British Virgin Islands	20,250,000 shares Direct	68%

$.001 par value common stock	Mak Wai Keung Shawn (a) Chief Executive Officer, President and Director	400,000 Direct	<1%

$.001 par value common stock	Lau Kwok Hung (a) Chief Financial Officer and Director	100,000 Direct	<1%

$.001 par value common stock	Patrick Ma (a) Director	0	<1%

$.001 par value common stock	Hu Bing (a) Director	400,000 Direct	<1%

$.001 par value common stock	Tsai Wai Fong Candy (a) Secretary	100,000 Direct	<1%

$.001 par value common stock	All Executive Officers and Directors as a Group	1,000,000	3%

(a)                                  The mailing address for all Executive Officers and Directors is Centiv, Inc., P.O. Box 113, Palos Verdes Estates, CA 90274.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Transactions with Mr. Rychel

Centiv loaned Mr. Rychel a total of $1,775,000 to purchase from certain shareholders a total of 806,983 shares of the Company’s Common Stock, 685,816 of which were shares of Class B Common Stock.  All outstanding shares of the Company’s Class B Common Stock were converted into Common Stock of the Company on a one-for-one basis on January 21, 2000.  The loan was due on December 1, 2001 and was renewed until December 1, 2002.  In November 2002, the Company repurchased the 806,983 shares in exchange for the outstanding loan plus accrued interest of $2,250,283.

Transactions with Talkot Capital, LLC and Mr. Larkin

On March 31, 2003, the Company sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred”) and one warrant to purchase two shares of Common Stock (the “Warrant”), which amounted to 20% warrant coverage.  Talkot Crossover Fund, a fund managed by Talkot Capital, LLC, of which Mr. Carnevale, the Company’s former Chairman, was the Director of Private Equity Investing until December 2002 and Thomas B. Akin, both of whom are significant Centiv stockholders, were investors in the offering.  Additionally, John P. Larkin, the Company’s President and Chief Executive Officer was also an investor in the offering.  Talkot Crossover Fund and Mr. Akin each acquired 205,000 shares of Series B Convertible Preferred Stock and warrants to purchase 210,000 shares of the Company’s Common Stock at an exercise price of $0.50 per share.  Mr. Larkin acquired 20,000 shares of Series B Convertible Preferred Stock and warrants to purchase 40,000 shares of Common Stock at an exercise price of $0.50 per share.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The Board of Directors of the Company appointed Grant Thornton LLP as independent auditors effective November 13, 2000.  Grant Thornton LLP performed audit services in connection with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, review services in connection with the Company’s Quarterly Reports on Form 10-Q for the first three calendar quarters of the year 2003, and other services pertaining to registration statement filings, tax return preparation, consulting and related services.  As provided above, by early January 2004, the entire Board of Directors of the Company had resigned and was replaced with new board members.  On February 5, 2004, the new Board of Directors appointed the firm of Davis Accounting Group P.C. as independent auditors of the Company, thereby replacing the firm of Grant Thornton LLP.

Audit and Review Fees

Grant Thornton LLP billed the Company approximately $73,137 for professional services in connection with the reviews of the financial statements included in the Quarterly Reports on Form 10-Q for the first three calendar quarters of 2003.

Davis Accounting Group P.C. billed the Company approximately $24,734 for professional services in connection with the audit of the financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003.

Financial Information Systems Design and Implementation Fees

In the calendar year 2003, there were no fees billed by or paid to either Grant Thornton LLP or Davis Accounting Group P.C. for professional services in connection with operating or supervising the operation of the Company’s information system or managing its local area network.  In addition, there were no fees for professional services in connection with designing or implementing a hardware or software system that aggregates source data underlying the financial statements or generates information that is significant to the Company’s financial statements taken as a whole.

All Other Fees

In the calendar year 2003, the Company paid additional fees to Grant Thornton LLP of approximately $83,841 for services provided by them in connection with registration statement filings, tax return preparation and consulting and related services.

The audit committee of the Board of Directors has considered whether the non-audit services of Grant Thornton LLP during the calendar year 2003 were compatible with maintaining Grant Thornton LLP’s independence.  Such determination was not necessary by the Board of Directors for Davis Accounting Group P.C. as all fees billed by that firm were for audit services.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) Financial Statements

Report of Independent Auditors – 2003

Report of Independent Auditors – 2002 and 2001

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

(a) (2) Financial Statement Schedule for the Years Ended December 31, 2003, 2002 and 2001.

Schedule II - Valuation and Qualifying Accounts on page F-34.

All other financial statement schedules are omitted because the information is not required, or is otherwise included in the Consolidated Financial Statements or the notes thereto included in this Annual Report on Form 10-K.

Condensed quarterly financial information on the Company is included in Note 21 of Notes to the Financial Statements.

(a) (3) Exhibits.

The following exhibits are filed with or incorporated by reference into this Annual Report on Form 10-K.

EXHIBIT NO.	DESCRIPTION OF EXHIBIT

3.1

Certificate of Incorporation of Centiv, Inc., a Delaware corporation. Incorporated by reference from Exhibit 3.1 to the Company's Form 10-Q for June 30, 2002 filed August 8, 2002. SEC File 0-23221. Accession Number 1177651-2-26.

3.2

Certificate of Amendment of Certificate of Incorporation of Centiv, Inc., a Delaware corporation. Incorporated by reference from Exhibit 3.2 to the Company's Form 10-Q for September 30, 2003 filed November 13, 2003. SEC File 0-23221. Accession Number 1104659-3-26087.

3.3

Bylaws of Centiv, Inc., a Delaware corporation.  Incorporated by reference from Exhibit 3.2 to the Company's Form 10-Q for June 30, 2002 filed August 8, 2002. SEC File 0-23221. Accession Number 1177651-2-26.

4.1

Certificate of the Rights, Designations and Preferences of the Series B Convertible Preferred Stock of Centiv, Inc., a Delaware corporation. Incorporated by reference from Exhibit 3.3 to the Company's Form 10-K for December 31, 2002 filed April 4, 2003. SEC File 0-23221. Accession Number 1104659-3-6037.

4.2

Form of Warrant to Purchase Common Stock. Incorporated by reference from Exhibit 4.6 to the Company's Form 10-K for December 31, 2002 filed April 4, 2003. SEC File 0-23221. Accession Number 1104659-3-6037.

4.3

Form of Amended and Restated Investors Rights Agreement dated March 31, 2003. Incorporated by reference from Exhibit 4.5 to the Company's Form 10-K for December 31, 2002 filed April 4, 2003. SEC File 0-23221. Accession Number 1104659-3-6037.

10.1

Stock Purchase Agreement used to acquire Beijing Multimedia Limited. Incorporated by reference from Exhibit 10.1 the Company's Current Report on Form 8-K for February 2, 2004 filed February 6, 2004. SEC File 0-23221. Accession Number 1104659-4-2823

10.2

Transfer Agreement by and between CITIC Cultural Sports Industry Co. Ltd. and Beijing Multimedia Limited. Incorporated by reference from Exhibit 10.2 the Company's Current Report on Form 8-K for February 2, 2004 filed February 6, 2004. SEC File 0-23221. Accession Number 1104659-4-2823.

10.3

Assignment and Assumption Agreement by and between Centiv, Inc. and Beijing Multimedia Limited. Incorporated by reference from Exhibit 10.3 the Company's Current Report on Form 8-K for February 2, 2004 filed February 6, 2004. SEC File 0-23221. Accession Number 1104659-4-2823.

10.4

Contribution Agreement Between Centiv, Inc. and Centiv Services, Inc. Incorporated by reference from Exhibit 10.4 the Company's Current Report on Form 8-K for February 2, 2004 filed February 6, 2004. SEC File 0-23221. Accession Number 1104659-4-2823.

10.5

2004 Non-Qualified Stock Compensation Plan. Incorporated by reference from Exhibit 10.5 the Company's Current Report on Form 8-K for February 2, 2004 filed February 6, 2004. SEC 0-23221. Accession Number 1104659-4-2823.

11.1	Statement re: computation of per share earnings.

21.1	Subsidiaries.

23.1	Consent of Davis Accounting Group P.C.

23.2	Consent of Grant Thornton LLP.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports Filed on Form 8-K

The following reports on Form 8-K have been filed during the three months ended December 31, 2003:

Current Report on Form 8-K furnished November 12, 2003, which included disclosure under Item 12 relating to the Company’s announcement of its earnings for the calendar quarter ended September 30, 2003.

*   Indicates compensatory plan or arrangement.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 28th DAY OF APRIL, 2004.

Centiv, Inc.
(Registrant)

By:	/s/	Mak Wai Keung Shawn
Mak Wai Keung Shawn
President and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED.

SIGNATURE		Title	Date

/s/	Mak Wai Keung Shawn	Chief Executive Officer,	April 28, 2004
	Mak Wai Keung Shawn	President and Director (principal executive officer)

/s/	Lau Kwok Hung	Chief Financial Officer and	April28, 2004
	Lau Kwok Hung	Director (principal financial and accounting officer)

/s/	Patrick Ma	Director	April 28, 2004
Patrick Ma

/s/	Hu Bing	Director	April 28, 2004
Hu Bing

CENTIV, INC.

INDEX TO FINANCIAL STATEMENTS

Financial Statements of Centiv, Inc.

Report of Independent Auditors - 2003 - Davis Accounting Group P.C.

Report of Independent Auditors - 2002 and 2001 - Grant Thornton LLP

Balance Sheets

Statements of Operations

Statements of Changes in Stockholders’ Equity

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT AUDITORS - 2003

To the Board of Directors and Stockholders of Centiv, Inc.

We have audited the accompanying balance sheet of Centiv, Inc. (a Delaware corporation) as of December 31, 2003, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of Centiv, Inc. as of December 31, 2002, and for the years ended December 31, 2002, and 2001 and Schedule II for the same periods were audited by other auditors whose report dated January 31, 2003, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centiv, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the year ended December 31, 2003.  In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Davis Accounting Group P.C.

Cedar City, Utah
April 5, 2004, except for Note 17
for which the date is April 28, 2004

REPORT OF INDEPENDENT AUDITORS – 2002 AND 2001

To the Board of Directors and Stockholders of Centiv, Inc.

We have audited the accompanying balance sheet of Centiv, Inc. as of December 31, 2002, and the related statements of operations, changes in stockholders’ equity and cash flows for the years ended December 31, 2002, and 2001.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Centiv, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002, and 2001, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II for the years ended December 31, 2002 and 2001.  In our opinion, this schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton, LLP

Chicago, Illinois
January 31, 2003, except for Note 9
for which the date is March 31, 2003

CENTIV, INC.

BALANCE SHEETS

($ In thousands)

	December 31,	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$877	$1,304
Accounts receivable, less allowance for doubtful accounts of $25 and $19 at December 31, 2003 and 2002, respectively	246	1,668
Inventories, net	36	824
Prepaid expenses and other assets	296	565
Income taxes receivable	1	21
Deferred income taxes - current	91	162

Total current assets	1,547	4,544

Property and equipment, net	1,018	1,707
Other assets	—	137

Total assets	$2,565	$6,388

LIABILITIES
Current liabilities:
Current debt	$—	$—
Accounts payable	488	2,888
Accrued expenses	394	733
Contract obligation and deferred income	129	140

Total current liabilities	1,011	3,761

Deferred income taxes	91	162
Convertible Subordinated Debt	—	990

Total liabilities	1,102	4,913

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common Stock $.001 par value, 35,000,000 shares authorized; 1,946,810 shares issued and 1,677,815 shares outstanding at December 31, 2003, and 1,664,723 shares issued and 1,395,728 shares outstanding at December 31, 2002	6	5

Treasury Stock, at cost, 268,995 shares at December 31, 2003 and 2002	(759)	(759)

Preferred Stock, $.001 par value, 5,000,000 shares authorized; 770,000 and 216,000 shares issued and outstanding at December 31, 2003 and 2002, respectively (liquidation value of $7,700,000 and $2,160,000 at December 31, 2003 and 2002, respectively)	1	—

Due from stockholders	(270)	(267)
Additional paid-in capital	24,929	22,509
Accumulated deficit	(22,444)	(20,013)

Total stockholders’ equity	1,463	1,475

Total liabilities and stockholders’ equity	$2,565	$6,388

The accompanying notes are an integral part of these financial statements.

CENTIV, INC.

STATEMENTS OF OPERATIONS

($ In thousands, except per share data)

	YEARS ENDED DECEMBER 31,
	2003	2002	2001

Net sales	$6,266	$25,508	$12,432
Cost of goods sold	4,073	20,962	9,982
Gross profit	2,193	4,546	2,450

Operating expenses:
Selling, general and administrative	3,538	5,390	4,309
Depreciation	576	570	313
Restructuring Charges	0	87	0

Loss from operations	(1,921)	(1,501)	(2,172)

Loss on Repurchase of Stock (Note 13)	0	(1,492)	—
Other (expense)	(502)
Interest income (expense)	(8)	104	(872)

Loss before income tax provision (benefit)	(2,431)	(2,889)	(3,044)

Provision (benefit) for income taxes from continuing operations	0	49	787

Income / (loss) from continuing operations	(2,431)	(2,938)	(3,831)

Loss from discontinued operations (net of tax provision of $98 in 2002 and $180 in 2001)	0	380	(3,068)

Net loss	$(2,431)	$(2,558)	$(6,899)

Effect of beneficial conversion feature of preferred stock (Note 9)	0	(810)	—

Net loss attributable to common stockholders	$(2,431)	$(3,368)	$(6,899)

Basic and diluted weighted average shares outstanding	1,607,134	1,631,433	1,658,704

Basic and Diluted Income/(Loss) applicable to common shares
Continuing operations	$(1.51)	$(2.29)	$(2.31)
Discontinued operations	$0	$0.23	$(1.85)
Net loss	$(1.51)	$(2.06)	$(4.16)

The accompanying notes are an integral part of these financial statements.

CENTIV, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Number Of Shares	Class A Common	Number Of Shares	Treasury	Number of Preferred	Class B Common	Number of Preferred		Due from Stock-	Additional Paid-in	Retained Earnings
($In 000’s)	Class A	Stock	Treasury	Stock	Series A Shares	Stock	Series B Shares	Preferred Stock	holders	Capital	(Deficit)	Total

Balances at 12/31/00	1,687,382	$5	0	$0	0	$0	0	$0	$(1,941)	$19,521	$(9,746)	$7,839
Loan to stockholders									(250)			(250)
Interest on loan to Stockholder									(175)			(175)
Stock options/ warrants issued for services	10,000									97		97
Escrow shares cancellation	(45,155)
Net loss											(6,899)	(6,899)
Balances at 12/31/01	1,652,227	$5	0	$0	0	$0	0	$0	$(2,366)	$19,618	$(16,645)	$612

Repurchase Shares	(268,995)	268,995	(759)						2,251			1,492
Interest on loan to stockholders									(152)			(152)
Stock options exercised	12,496									18		18
Issuance of Series A Preferred Stock	216,000							0		2,025		2,025
Stock Options and Warrants issued for services											12	12
Beneficial Conversion Feature on Preferred Stock										810	(810)
Warrants on Convertible Sub Debt										26		26
Net Loss											(2,558)	(2,558)
Balances at 12/31/02	1,395,728	$5	268,995	$(759)	216,000	$0	0	$0	$(267)	$22,509	$(20,013)	$1,475
Interest on loan to stockholders											(3)	(3)
Stock options exercised	3,750										6	6
Conversion of Series A and issuance of Series B Preferred Stock	270,003	1			(216,000)		770,000	1		2,408		2,410
Stock Options and Warrants issued for services	8,334									17		17
Warrants on Convertible Sub Debt										(11)		(11)
Net Loss											(2,431)	(2,431)
Balances at 12/31/03	1,677,815	$6	268,995	$(759)	0	$0	770,000	$1	$(270)	$24,929	$(22,444)	$1,463

The accompanying notes are an integral part of these financial statements.

CENTIV, INC.

STATEMENTS OF CASH FLOWS

($ In thousands)

	YEARS ENDED DECEMBER 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(2,431)	$(2,558)	$(6,899)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for doubtful accounts receivable	10	(2)	33
Provision /write-down of inventory	(35)	77	134
Depreciation	576	570	313
Non-cash loss on note from shareholder	—	1,492	—
Non-cash interest on note payable (receivable)	(25)	(34)	65
Non-cash compensation for warrants and stock options	6	26	97
Amortization of Discount on Convertible Subordinated Debt	10	2	—
(Gain) Loss on sale of Businesses	—	(488)	2,092
Loss on disposal of assets	154	125	—
Deferred taxes	—	49	1,300
Changes in net assets and liabilities
Accounts receivable	1,412	(697)	4,716
Inventories	823	77	(113)
Prepaid expenses and other assets	150	(57)	(793)
Accounts payable and accrued expenses	(2,705)	(1,248)	(44)
Deferred income and contract obligation	(11)	(68)	51
Income taxes	—	596	(382)
Net assets, discontinued operations	—	123	7,232
Total adjustments	365	543,	14,701
Net cash (used in) provided by operating activities	(2,066)	(2,015)	7,802

Cash flows from investing activities:
Purchase of property and equipment – continuing operations	(42)	(331)	(1,323)
Purchase of property and equipment – discontinued operations	—	—	(132)
Proceeds from sale of Businesses	300	1,250	5,931
Net cash provided by investing activities	258	919	4,476

Cash flows from financing activities:
Proceeds, net, from credit facility	—	(795)	(10,347)
Net proceeds from private placement of Preferred Stock	1,910	2,025	—
(Repayment)/Proceeds of convertible subordinated debt facility	(500)	1,000	—
(Repayments)/Proceeds, net, from capital lease financings	(32)	76	—
Proceeds from exercise of stock options	6	18	—
Dissenters’ settlement payments	—	—	(1,769)
Loan to stockholder	(3)	(152)	(425)
Net cash provided by (used in) financing activities	1,381	2,172	(12,541)

Increase (decrease) in cash and cash equivalents	(427)	1,076	(263)
Cash and cash equivalents, beginning of year	1,304	228	491
Cash and cash equivalents, end of year	$877	$1,304	$228

Supplemental disclosure of cash flow information:

Cash paid during the year for interest	$34	$116	$1,046

The accompanying notes are an integral part of these financial statements.

CENTIV, INC.

NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION, BASIS OF PRESENTATION, AND NATURE OF OPERATIONS

ORGANIZATION

Subsequent to December 31, 2003, Centiv, Inc. (the “Centiv” or the “Company”) reported the acquisition of significant assets and payment obligations, changed its management team, changed its capital structure, increased the size of its amended and restated non-qualified stock compensation plan, transferred its on-going point-of-purchase operations to Centiv Services, Inc., a wholly owned subsidiary (“Centiv Services”), and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing and advertising.  The Overview that follows discusses the business transacted by Centiv for the years ended December 31, 2003, 2002, and 2001.  See Note 17 for a discussion of subsequent events.

The Company is a developer and provider of web-enabled point-of-purchase (“POP”) solutions for consumer goods manufacturers and multi-location retailers.  The Company’s Instant Impact solution allows marketing managers, brand managers and retailers to create, edit and schedule delivery of customized POP signage, using field-editable sign templates created and/or approved by manufacturers.  Instant Impact POP signage is print quality and digitally produced for the unique requirements of each retail location, allowing users to target specific consumer segments at the point-of-purchase and accumulate quantitative data for analysis and feedback on the success of their in-store or on-premise marketing campaigns.  Centiv’s products allow users access to an information database for selecting sign templates approved or created by manufacturers, input data for the sign templates and select signage products for production of the sign templates.  Its Internet-based user interface is clear, flexible, user-friendly, and changeable to allow control of the message at a corporate or local store level.  Instant Impact signage can either be printed in a Centiv print center, or an industry-standard print-formatted file can be delivered via the Internet to any print provider in the world.

The roots of Instant Impact were formed in 1998 when the Company partnered with Anheuser-Busch (“Anheuser-Busch or “A-B”) to design, configure, deliver and implement POP signage systems in over 730 A-B wholesale distributor locations in the United States and 16 foreign countries.  This led to a relationship with Anheuser-Busch pursuant to which the Company has installed a POP system for A-B allowing distributors to access that system to create custom signage using templates created by A-B.  Centiv supplied technical support call service and various supplies for that system.  In December 2002, Anheuser-Busch notified Centiv that subsequent to March 31, 2003, the Company would no longer be the preferred supplier for various consumables of the system, and the preferred supplier technical support agreement would not be renewed.

Prior to focusing on the Centiv POP Business in 2001, Centiv operated three other business units in addition to the Centiv POP Business:

• CalGraph Business: Formerly a wholly owned subsidiary of the Company, CalGraph Technology Services, Inc. was a provider of on-site service and preventative maintenance services specializing in wide-format printing devices.  CalGraph’s U.S. and Canadian service operations included field service technicians, customer support call center, component repair and refurbishment facilities, and parts logistics.  The Company sold this business effective January 31, 2002 and it is reflected as Discontinued Operations.

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

BASIS OF PRESENTATION

The financial statements are prepared on the basis of accounting principles generally accepted in the United States of America.  The accompanying consolidated financial statements include the accounts of Centiv, Inc. and its wholly owned subsidiaries, as applicable.  Significant intercompany transactions and account balances have been eliminated in consolidation.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at December 31, 2003 and 2002, and reported amounts of revenues and expenses for each of the three years in the periods ended December 31, 2003, 2002 and 2001.  Significant estimates primarily include those made for the allowance for doubtful accounts, reserves for obsolete and slow-moving inventory and valuation allowance for deferred tax assets.  Actual results could differ from those estimates made by management.

NATURE OF OPERATIONS

Centiv offers web services for consumer brand companies to manage their in-store and on-premise POP process.  The final product is high quality digitally produced signage that is mass customized for the unique requirements of each retail location.  The POP materials are either produced at our digital print center or printed remotely at third party printers.  Revenue consists of web services, design services, POP materials, supplies, and equipment.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company’s significant accounting policies are described below:

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments with orginal maturies of 90 days or less to be cash equivalents.  Cash equivalents are recorded at cost, which approximates fair value.

REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE

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

Changes in circumstances, such as the company generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

STOCK INCENTIVE PLANS

The Company maintains a stock incentive plan.  See Note 15 for additional information regarding this plan and the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for stock-based Compensation, to stock-based compensation.  The Company accounts for this plan under the recognition and measurement principles of Accounting Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No compensation cost is recognized for stock option grants.  All options granted under the Company’s plans had an exercise price equal to the market value of the underlying common stock on the date of the grant.

The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for stock-based Compensation, to stock-based compensation.  The following table also provides the amount of Stock-Based compensation cost included in net income as reported.

($In thousands)	2003	2002	2001

Net loss – as reported	$(2,431)	$(3,368)	$(6,888)
Deduct: stock-based compensation expense determined under the fair value based method for all awards, net of tax	44	22	(182)
Net loss – pro forma	$(2,387)	$(3,346)	$(7,070)
Earnings per share:
Basic – as reported	$(1.51)	$(2.06)	$(4.16)
Basic – pro-forma	$(1.49)	$(2.05)	$(4.26)
Diluted – as reported	$(1.51)	$(2.06)	$(4.16)
Diluted – pro forma	$(1.49)	$(2.05)	$(4.26)

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company’s financial instruments include its debt obligations.  Management believes that these instruments bear interest at rates that approximate prevailing market rates for instruments with similar characteristics and, accordingly, that the carrying values for these instruments are reasonable estimates of fair value.

SHIPPING AND HANDLING FEES AND COSTS

Shipping and handling fees are billed to customers and are classified as revenue and the shipping and handling costs are classified as costs of goods sold as required per the Emerging Issues Task Force (“EITF”) released in Issue no. 00-10, Accounting for Shipping and Handling Fees and Costs.

LONG LIVED ASSETS

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment of Long-Lived Assets.  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets.

This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions, for the disposal of a segment of a business.  The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

CASH CONCENTRATION

As of December 31, 2003, the Company had approximately $847,000 deposited in a bank which exceed the Federal Deposit Insurance Corporation limit of $100,000.

3.  INVENTORIES

Inventories, net of reserves, at December 31, 2002 and 2001 consist of the following ($ in thousands):

	2003	2002
Gross Inventory	$68	$939
Reserves	(32)	(115)
Net Inventory	$36	$824

4.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net of accumulated depreciation, at December 31, 2003 and 2002, consists of the following:

($In thousands)	2003	2002

Furniture and fixtures	$114	$192
Machinery and computer equipment	368	623
Computer software	1,694	1,690
Leasehold improvements	—	25
	2,176	2,530
Less: accumulated depreciation	(1,158)	(823)

Property and equipment, net	$1,018	$1,707

5.  CURRENT DEBT

In June 2002, the Company entered into a Loan and Security Agreement (the “Agreement”), with Cole Taylor Bank, which expires on June 30, 2004, that provides for a revolving credit facility initially for $750,000 with the possibility of increases up to $2.0 million.  The availability under the credit facility will be increased to $2.0 million if the Company achieves earnings before interest, taxes, depreciation, and amortization of at least $50,000 for three (3) consecutive months.  The Company did not achieve these milestones; therefore, the availability under the credit facility was $750,000.  Outstanding advances under the Agreement bear interest at prime plus 1.00%.  Pursuant to the terms of the Agreement, the Company has pledged accounts receivables, inventory, and equipment as collateral.  The Company had borrowings of $629,000 under this credit facility during 2002 and has repaid all of the borrowings.  The Company had no borrowings under this credit facility as of December 31, 2002 and had no borrowings during the twelve months ended December 31, 2003.

In September 2002, the Company entered into a supplemental credit facility with Cole Taylor Bank.  The supplemental credit facility provided up to $5.2 million in purchase order financing.  This facility was used to finance the inventory requirements for the large-scale equipment upgrade with Anheuser Busch and its wholesalers.  The maturity date for this financing is February 15, 2003 and bears interest at prime plus 1.00%.  The Company had borrowings of $5.2 million under this financing and had repaid all of the borrowings.  As of December 31, 2002, the Company had no borrowings outstanding under this facility and had no borrowings during the twelve months ended December 31, 2003.

With the termination of the preferred supplier and support agreements with Anheuser-Busch, the credit facilities with Cole Taylor Bank were terminated effective March 31, 2003.

6.  INCOME TAXES

The provision (benefit) for income taxes for the years ended December 31, 2003, 2002 and 2001 is as follows:

($In thousands)	2003	2002	2001

Current
Federal	$0	$0	$0
State	0	0	0
Subtotal Current	$0	$0	$0

Deferred
Federal	$(823)	$(307)	$(953)
State	(116)	(42)	(135)
Change in valuation allowance	939	496	2,055
Subtotal Deferred	$0	$147	$967

Total Provision/(Benefit)	$0	$147	$967

A reconciliation of federal statutory and effective income tax rates is as follows:

	2003	2002	2001
Statutory U.S. federal income tax rate	(34.0% )	(34.0% )	(34.0% )
Effect of:
State income taxes, net of federal benefit	(5.3)	(2.5)	(3.0)
Nondeductible stock repurchase write-off	—	—	12.2
Nondeductible goodwill amortization	—	21.0	—
Nondeductible meals and entertainment	0.1	0.3	0.3
Nondeductible foreign loss	—	—	0.1
Return to accrual reconciliation	—	(0.3)	1.8
Sale of Channels business	—	—	3.1
Valuation reserve for NOL carry forward	42.9	20.5	34.7

Other, net	(3.7)	1.1	1.1

Effective income tax rate	0%	6.1%	16.3%

An analysis of the deferred income tax assets and liabilities at December 31, 2003 and 2002 is as follows:

($In thousands)	2003	2002
Current deferred income tax assets:
Accounts receivable	$10	$8

Inventory	12	45
Accruals	47	105
263A Capitalization	2	4
Total current deferred income tax assets	$91	$162

Noncurrent deferred income tax assets:
Net operating loss carryforward	3,959	2,840
Valuation allowance on net operating loss carryforward	(3,959)	(2,840)
Total non-current deferred income tax asset	$0	$0

Noncurrent deferred income tax liabilities, net
Depreciation	(223)	(191)
Other	132	29
Total noncurrent deferred income tax liabilities	(91)	(162)

Noncurrent deferred income tax asset (liability), net	$(91)	$(162)

Net Deferred income tax asset (liability)	$0	$0

The Company maintains a valuation allowance with respect to deferred tax assets as a result of the uncertainty of ultimate realization.  At December 31, 2003, the Company had net operating loss carry-forwards of approximately $10.2 million, expiring in various years through 2022.

7.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company office space is lease was terminated as of December 31, 2003 and is on a month-to-month lease paying $6,000 per month.  The Company paid $348,000 in early January 2004 to terminate the lease for office space.  The Company also has various operating leases for office equipment that expire through 2007.  As of December 31, 2003, minimum rentals due under these leases were as follows (in thousands):

2004	$37
2005	35
2006	28
2007	16
2008	—
$116

Rent expense for the years ended December 31, 2003, 2002 and 2001 was approximately $206,000, $269,000 and $218,000, respectively.

CAPITAL LEASES

The Company leases office and production equipment under various capital leases that expire through 2007.  The outstanding balance under the capital leases was $40,000 as of December 31,

2003 and was reflected as an accrued liability.  The payments including interest due under these leases were as follows (in thousands):

2004	$28
2005	7
2006	7
2007	1
2008	0
Total Lease payments	43

Less: Amounts representing interest	(3)

Present Value of net minimum lease payments	$40

The equipment has a net carrying cost of $41,000 and $85,000 as of December 31, 2003 and 2002, respectively.

8.  LITIGATION

The Company is involved in certain claims arising in the normal course of business.  In the opinion of management of the Company, although the outcomes of the claims are uncertain, in the aggregate, they are not likely to have a material adverse effect on the Company.

9.  CAPITAL STRUCTURE

On November 11, 1997, in connection with the initial public offering of the Company’s securities, 2,100,000 units were issued.  Each unit consisted of one share of Class A Common Stock and one Redeemable Warrant.  The Class A Common Stock and Redeemable Warrant were transferable separately immediately upon issuance.  These warrants expired on November 10, 2002.

CLASS A COMMON STOCK

On June 14, 1998, the Company authorized 31,666,667 shares of Class A Common Stock, $.001 par value.  Holders of Class A Common Stock have the right to cast one vote for each share held of record on all matters submitted to a vote of holders of Class A Common Stock.

REDEEMABLE WARRANTS

As part of the Company’s initial public offering, the investor received a Redeemable Warrant that entitled the registered holder to purchase one share of Class A Common Stock at an exercise price of $25.20 per share (adjusted for 1 for 3 reverse split effective June 16, 2003) at any time until the fifth anniversary of the date of issue, which was November 10, 2002.  Beginning on the first anniversary of the date of issue, the Redeemable Warrants were redeemable by the Company on 30 days written notice and at a redemption price of $.05 per Redeemable Warrant if the closing price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $35.25 per share (adjusted for 1 for 3 reverse split effective June 16, 2003).  All Redeemable Warrants must be redeemed if any are redeemed.  The Company has reserved from its authorized but unissued shares a sufficient number of shares of Class A Common Stock for issuance upon the exercise of the Redeemable Warrants.  The Redeemable Warrants did not contain any voting or other rights of a stockholder of the Company.  These redeemable warrants expired on November 10, 2002.

CLASS B COMMON STOCK

On January 21, 2000, the Company eliminated its dual class of stock and all outstanding shares of Class B Common Stock were converted into Class A Common Stock on a one-for-one basis.  On

May 1, 1997, the Company increased the outstanding shares from 100 to 3,424 by declaring a 34.24-for-1 stock split of the Company’s common stock (par value of $1.00).  On June 2, 1997, the Company declared a 400-for-1 stock split of the Company’s common stock pursuant to which all of the Company’s outstanding common stock was exchanged for 4,000,000 shares of Class B Common Stock with a par value of $.001.  During October 1997, the Company effected an .83333325-for-1 reverse stock split pursuant to which the outstanding shares of Class B Common Stock were exchanged for 3,333,333 shares of Class B Common Stock.  Each share of Class B Common Stock was entitled to five votes on all matters on which stockholders may vote, including the election of directors.  Each share of Class B Common Stock was automatically converted into one share of Class A Common Stock upon (i) its sale, gift of transfer, except in the case of a transfer to a trust for which the original holder acts as sole trustee or to any other holder of Class B Common Stock, (ii) the death of the original holder thereof, including in the case of the original holder having transferred the Class B Common Stock to a trust for which the original holder served as trustee during his or her lifetime, or (iii) the conversion of an aggregate of 75% of the authorized shares of Class B Common Stock.

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

Series B Convertible Preferred Stock:

On March 31, 2003, the Company sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the “Series B Preferred”) and one warrant to purchase 0.667 shares, on a post reverse stock split basis, of common stock (the “Warrant”).  As part of the private placement, the holders of $500,000 of the outstanding Convertible Subordinated Debt converted each $5.00 of Subordinated Convertible Debt into one share of Series B Preferred and one warrant to purchase 0.667 shares, on a post reverse stock split basis, of common stock.  The remaining $500,000 of Convertible Subordinated Debt was repaid in full from proceeds of the Series B Preferred offering.  In addition, the Company issued an additional 270,000 shares of Series B Preferred in conversion of 135,000 shares of its outstanding Series A Preferred.  No Warrants were issued in connection with the shares of Series B Preferred issued in exchange for the Series A Preferred.  In addition, the prior warrants to purchase Series A Preferred held by the Series A Preferred investors were cancelled with no value in connection with the conversion.  The remaining 81,000 outstanding shares of Series A Preferred were converted on March 31, 2003 into 270,003 shares, on a post reverse stock split basis) of common stock in accordance with the terms of the Series A Preferred certificate of designation.

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

The Company agreed to file a registration statement on Form S-3 to cover the resale of the shares of common stock issuable upon conversion of the Series B Preferred and the shares of common stock issuable upon exercise of the Warrants.  That registration statement was declared effective on July 16, 2003.  The Company also agreed to use its best efforts to maintain the effectiveness of the registration statement until the earlier of (a) the later of (i) two years after all of the Warrants have been redeemed or exercised, or (ii) two years after all of the Series B Preferred has been converted, or (b) six years from the closing date.  In addition, the Company granted the purchasers of the Series B Preferred piggyback registration rights on any other registration statement filed by the Company (other than on Forms S-8 or S-4).  The Company is not, however, obligated to register or qualify the resale of the shares of common stock issuable upon conversion of the Series B Preferred and the shares of common stock issuable upon exercise of the Warrants under the laws of the various states, unless specifically requested by the purchasers of the Series B Preferred.  The Company agreed to bear all expenses of each registration, including the costs of one special counsel to the purchasers of the Series B Preferred.

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

The Series B Preferred Stock financing resulted in cash proceeds of $2,000,000 plus the conversion of $500,000 of the Company’s Senior Convertible Subordinated Debt that was issued on September 28, 2002.  The remaining Senior Convertible Subordinated Debt of $500,000 was repaid out of the proceeds of this financing, and as of March 31, 2003, the Company was debt free and remained so as of December 31, 2003.  Aggregate transaction costs of $90,000 representing legal, accounting and registration fees were incurred bringing the net proceeds, after repaying the Subordinated Debt and transaction costs, to $1,410,000.

There was no beneficial conversion feature on the Series B Preferred and warrants based on the fair value of the common stock of $1.02 per share as of the date of commitment.  The warrants with an exercise price of $1.50 per share, were valued at $159,176 using the Black-Scholes valuation method using the assumptions described in Footnote 14 to Notes to Financial Statements. See Note 17 for subsequent events pertaining to the Series B Preferred.

10. STOCK OPTION PLAN

The Company’s Board of Directors and stockholders approved the 1997 Stock Option Plan (the “Plan”) covering 666,667 shares of the Company’s Class A Common Stock that may be granted to employees, officers, directors, and certain consultants or advisers to the Company.  Options granted under the Plan may be either (i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options.  Incentive options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price that is not less than the fair market value of the stock on the date of grant, except that the term of an incentive option granted under the Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years and its exercise price may not be less than 110% of the fair market value of the stock on the date of grant.  In addition, to the extent that the aggregate fair market value, as of the date of grant, of the stock for which incentive options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option that is in excess of the $100,000 limitation will be treated as a non-qualified option.  The Company’s Board of Directors administers the Plan, which expires in August 2007.  The Company has 171,413 stock options available for future grant at December 31, 2003.

On January 7, 2004, the Company granted 171,000 stock options and accelerated the exercisability of all outstanding options and to increase the period of exercisability to 12 months following termination of employment with the Company.

A summary of stock options as of December 31, 2003, 2002 and 2001 and activity during the period ending those dates is as follows:

	2003		2002		2001
	Weighted Average Exercise		Weighted Average Exercise		Weighted Average Exercise
	Options	Price ($)	Options	Price ($)	Options	Price ($)
Options at beginning of period	842,838	3.07	311,884	4.04	198,965	6.35
Granted	236,670	0.98	669,382	2.91	170,178	1.87
Exercised	(3,750)	1.41	(12,502)	1.41	0	—
Forfeited	(122,422)	5.00	(125,926)	4.61	(57,259)	5.57
Outstanding at the end of period	953,336	2.47	842,838	3.07	311,884	4.04
Options exercisable at end of period	233,828	2.97	201,092	3.73	144,526	5.26

Weighted average fair value of options granted during the period are:

	2003		2002		2001
	Weighted Average Exercise	Weighted Fair Market	Weighted Average Exercise	Weighted Fair Market	Weighted Average Exercise	Weighted Fair Market
	Price ($)	Value ($)	Price ($)	Value ($)	Price ($)	Value ($)
Option granted during the year
Option price > fair market value	—	—	0.89	0.85	0.52	0.47
Option price = fair market value	0.98	0.98	0.97	0.97	0.65	0.65
Option price < fair market value	—	—	—	—	—	—

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

Pursuant to the offer made to John Larkin as President and Chief Operation Officer of Centiv, 474,334 options were granted on October 28, 2002 outside of the Stock Option Plan.  The vesting period was initially over a six-year period.  Effective January 7, 2004, all the vesting periods on all the options were accelerated.

The Company applies APB Opinion No. 25 (“APB 25”) and related Interpretations in accounting for the Plan.  The Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) changing the methods for recognition of cost on plans similar to those of the Company.  Adoption of the accounting provisions of FAS 123 is optional; however, pro forma disclosures as if the Company adopted the cost recognition requirements under FAS 123 are required.  The following table illustrates the effect of net income and earnings per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for stock-based Compensation, to stock-based compensation.  The following table also provides the amount of Stock-Based compensation cost included in net income as reported.

Had compensation cost for the Plan been determined on a fair value basis in accordance with the provisions of SFAS 123, the Company’s net loss for the three years ended December 31, 2003, 2002 and 2001 would have been as follows:

($In thousands)	2003	2002	2001

Net loss – as reported	$(2,431)	$(3,368)	$(6,888)
Deduct: stock-based compensation expense determined under the fair value based method for all awards, net of tax	44	22	(182)
Net loss – pro forma	$(2,387)	$(3,346)	$(7,070)
Earnings per share:
Basic – as reported	$(1.51)	$(2.06)	$(4.16)
Basic – pro-forma	$(1.49)	$(2.05)	$(4.26)
Diluted – as reported	$(1.51)	$(2.06)	$(4.16)
Diluted – pro forma	$(1.49)	$(2.05)	$(4.26)

Options outstanding and exercisable at December 31, 2003, by price range are shown below.  Note that on January 7, 2004, the Company accelerated the exercisability of all outstanding options; therefore, all outstanding options are vested and exercisable.

	Outstanding Options			Options Exercisable
		Weighted Average			Weighted Average
Range of Exercise Prices	Shares	Remaining Life	Exercise Price	Shares	Exercise Price
$0.01 to $1.00	152,003	9.3	0.66	—	—
$1.01 to $2.00	137,670	7.7	1.54	53,419	1.56

$2.01 to $3.00	607,713	8.1	2.93	135,503	2.86
$3.01 to $4.00	20,004	5.3	3.41	8,961	3.48
$4.01 to $5.00	15,279	1.0	4.50	15,279	4.50
$5.01 to $6.00	20,667	6.1	5.98	20,667	5.98
	953,336			233,828

The amount of the pro forma charge has been determined using the Black-Scholes model, as permitted by SFAS 123.  For purposes of the calculation, management used an average interest rate of 5.18% based on the U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 80%, a dividend yield of 0% and an expected life of 5 years for the grants.

11. THIRD PARTY STOCK WARRANTS

The Company has agreements with various entities whereby the Company granted warrants in exchange for services.  The value of the warrants was determined using the Black-Scholes option model on the date of grant and a non-cash charge was recorded.  Below is a schedule showing the warrants issued and outstanding, the expiration date, exercise price and the value of the non-cash charge:

Date of Grant	Warrants Issued	Warrants Outstanding	Expiration Date	Exercise Price	Value ($In thousands)
July 3, 2001	20,000	0	7/3/03	$3.45	$29,700
October 12, 2001	4,000	0	10/12/03	3.00	3,912
November 11, 2002	15,750	15,750	11/11/07	3.00	7,607

The above table excludes the following warrants issued: (1) 270,003 warrants issued to the Series A Preferred investors at an exercise price of $4.50 and expiration date of March 28, 2007 (see Note 9),  (2) 28,335 warrants issued for the Senior Convertible Subordinated Debt holders with an exercise price of $5.25 with 8,335 warrants expiring on September 30, 2007 and 20,000 warrants expiring on March 31, 2008 (see Note 16), (3) 333,336 warrants issued to the Series B Preferred investors at an exercise price of $1.50 and an expiration date of March 31, 2010 (see Note 9).

12. NET INCOME (LOSS) PER COMMON SHARE

Basic and diluted net income/(loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period.  Since the Company has a net loss from continuing operations, there were no common share equivalents that were dilutive during any of the periods presented.  The changes in outstanding shares during the three years ended December 31, 2003, 2002 and 2001 are shown below:

	2003	2002	2001
Common shares:
Outstanding at beginning of period	1,395,728	1,652,227	1,687,382
Shares issued during the period	282,087	12,502	10,000
Shares redeemed during the period	0	(269,001)	(45,155)
Outstanding at end of period	1,677,815	1,395,728	1,652,227

Basic and Diluted weighted average shares	1,607,134	1,631,433	1,658,704

In 2001, the Company issued 10,000 shares of its common stock to Piedmont Consulting, Inc. (“Piedmont”) under the terms of a Consulting Agreement dated as of April 30, 2001.  There were 45,155 escrow shares that expired and cancelled as part of the Company’s initial public offering and 1998 acquisitions (see Note 9).

In 2002, the Company issued 12,502 shares as a result of employees exercising stock options.  The Company purchased 268,995 shares as Treasury Stock in exchange for a note due from a shareholder (see Note 13).  There were six shares that were cancelled as fractional shares remaining in the escrow account relating to the 1998 acquisitions (see Note 9).

Earnings (loss) per share is computed as follows:

	2003	2002	2001
Income Available to common shareholders:
Loss from continuing operations	$(2,431)	$(2,938)	$(3,831)

Effect of Beneficial Conversion Feature of convertible preferred stock	0	(810)	0

Loss from continuing operations attributable to common shareholders	$(2,431)	$(3,748)	$(3,831)

Income (Loss) from discontinued operations	0	380	(3,068)

Net loss attributable to common shareholders	$(2,431)	$(3,368)	$(6,899)

Earnings (loss) per share – Basic and Diluted:

Continuing Operations	$(1.51)	$(2.29)	$(2.31)

Discontinued Operations	$0	$0.23	$(1.85)

Net Loss	$(1.51)	$(2.06)	$(4.16)

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

Upon consummation of the Channels Business transaction, Centiv made loans to three former members of Centiv’s management team involved in the transaction.  A loan in the amount of $200,000 was made to Scott Barker.  This loan is secured by 100,000 shares of Centiv common stock owned by Mr. Barker and will bear interest at a rate of 25 basis points over the current rate on the Company’s senior debt facility, as adjusted from time to time.  The principal amount of this loan plus accrued interest was to be due and payable December 31, 2003.  Upon the completion of the Channels Business transaction, the Company also made loans to Dave Boston and Pat McLaughlin on the same terms and conditions in the amounts of $30,000 and $20,000, respectively.  The loans were paid in full plus interest in January and February 2004.

John P. Larkin, the Company’s former President and Chief Executive Officer was an investor in the Series B Convertible Preferred Stock closed on March 31, 2003.  In connection with the investment, Mr. Larkin purchased 20,000 Units consisting of one share of Series B Convertible Preferred Stock and a warrant to purchase two shares of common stock at an exercise price of

$0.50 per share.  In connection with that transaction, Mr. Larkin agreed with the Company to waive his conversion rights and to grant to the Company’s Chief Financial Officer an irrevocable proxy to vote those shares (in accordance with the majority of the Company’s capital stock entitled to vote thereon excluding these shares) until the Company’s stockholders ratify the issuance of the Series B Convertible Preferred Stock.

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

The following table provides a rollforward of the liabilities incurred in connection with the business restructuring.

($In thousands) Type of Cost	December 31, 2002 Balance	2003 Restructuring Charges Against the Reserve	2003 Restructuring Accrual	December 31, 2003 Balance

Employee Separations	$75	$(75)	$0	$0
Facility Closings	12	(12)	0	0
Total	$87	$(87)	$0	$0

During the year ended December 31, 2003, payments of  $87,000 were made for employee separations of $75,000 and facility closings of $12,000.  There were no additional restructuring charges incurred in 2003.

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

The Company’s 2001 financial statements have been reclassified to report separately the results of operations for the Channels Business.  The operating results for the year ended December 31, 2001 of the discontinued Channels Business consist of:

($In thousands)	Year ended December 31, 2001

Net sales:	$48,403

Loss from operations before income taxes	(722)

Loss on sale of business	(2,175)
(Benefit)/provision from income taxes	184

Loss from discontinued operations	$(3,081)

Summary information for the Channels Business follows:

($In thousands)	Year ended December 31, 2001

Current assets	$9,236

Other assets	2,569

Total assets	11,805
Current liabilities	(781)
Total net assets	$8,024

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

17. SUBSEQUENT EVENTS

CORPORATE RESTRUCTURING AND NEW BUSINESS PLAN

Acquisition of Beijing Multimedia Limited.  On January 29, 2004, The Company announced that it had entered into a Stock Purchase Agreement with Eagle Treasure Limited (“Eagle Treasure”), a company incorporated in the British Virgin Islands, under which Centiv acquired all of the issued capital stock of Eagle Treasure’s subsidiary, Beijing Multimedia Limited (“Beijing Multimedia”), a company incorporated in the British Virgin Islands.  The acquisition of Beijing Multimedia under the Stock Purchase Agreement was approved and ratified by the Board of Directors of the Company on January 16, 2004.  On February 4, 2004, to complete the Stock Purchase Agreement with Eagle Treasure,  Centiv issued 20,250,000 unregistered shares of its $.001 par value common stock in the name of Eagle Treasure in exchange for the entire 202,500 shares of the issued and paid up share capital of Beijing Multimedia.  Further, Centiv assumed certain pre-existing obligations of Beijing Multimedia, including but not limited to the issuance of certain fee shares and stock options to employees, officers, directors, and advisors of Beijing Multimedia.  As a result of the exchange of shares, Beijing Multimedia became a wholly owned subsidiary of the Company.  On February 5, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission describing in detail the transaction with Eagle Treasure, and the acquisition of Beijing Multimedia.

Transfer Agreement.  Prior to the acquisition of Beijing Multimedia by the Company, under a Transfer Agreement dated December 16, 2003, Beijing Multimedia acquired certain net operating profits interests (“NOP Interests”) amounting to approximately 30 percent of the joint advertising activities of CITIC Cultural & Sports Industry Co. Ltd., a company organized under the laws of the People’s Republic of China (“CITIC Cultural”).  Also under the Transfer Agreement, the NOP interests, as determined and under terms guaranteeing certain minimum amounts, will be paid semi-annually to Beijing Multimedia over the term of the Transfer Agreement which is from January 1, 2004, through the later of December 31, 2016 or the date on which CITIC Cultural’s license agreements with two entities terminate, in exchange for certain NOP Cash Calls totaling $50.0 million (subsequently increased to $55.0 million) which were required to be paid to CITIC Cultural by Beijing Multimedia on or before March 31, 2004. If Beijing Multimedia cannot meet the requirement to pay the NOP Cash Calls to CITIC Cultural under the terms of the Transfer Agreement or any amendments or extensions thereto, then the NOP Interests of Beijing Multimedia shall be reduced by .0017 percent for each $100,000 in NOP Cash Calls not funded, but not below a minimum level of fifteen (15) percent of the initial NOP Interests.

CITIC Cultural is a company that specializes in cultural and media businesses, and its principal businesses include film production and distribution, television drama and program production and distribution, subway and railway advertising, magazine and newspaper publication, and sports and entertainment businesses.  CITIC Cultural is an affiliate of China International Trust & Investment Co. Ltd. and its subsidiaries (collectively, the “CITIC Group”).  The CITIC Group is one of the largest conglomerates in Asia, with total asset value of approximately US$70 billion at the close of fiscal 2003.

The Transfer Agreement also provides that during the first three years of the term of the agreement, the NOP Interests shall yield in the form of cash transfers to Beijing Multimedia a minimum of $20.0 million per year provided that the full amount of the NOP Cash Calls, as described above, is paid to CITIC Cultural.  In the event that the full amount of the NOP Cash Calls is not paid to CITIC Cultural by Beijing Multimedia, then the NOP Interests payable in the form of cash transfers shall be prorated according to the formula for reduction of NOP Interests as contained in the Transfer Agreement, but in any event, not below a minimum level of fifteen (15) percent of the initial NOP Interests, or $3.0 million per year during the first three years of the term of the Transfer Agreement.  Beijing Multimedia has also obtained an unconditional and irrevocable third party guarantee from an individual for the payment of the cash transfers from NOP Interests for the first three years under the Transfer Agreement in the event that CITIC Cultural is unable to meet its obligation.

Based upon an independent valuation of the NOP Interests acquired from CITIC Cultural, the management of Beijing Multimedia has estimated that the discounted present value of the NOP Interests (without consideration of the NOP cash calls) is between US$40.0 million and US$80 million, and such NOP Interests are expected to contribute approximately $20.0 million per year, pre-tax cash flow to the Company, on a consolidated basis, provided that the full amount of the NOP Cash Calls is paid, and that the level of the cash transfers from the NOP Interests continue at similar levels beyond the first three years of the Transfer Agreement.

Amendment of the Transfer Agreement.  The NOP Interests of Beijing Multimedia under the Transfer Agreement are subject to the completion of the NOP Cash Calls which total $50.0 million (subsequently increased to $55.0 million), and, as explained above, were required to be paid to CITIC Cultural on or before March 31, 2004.  As of March 31, 2004, Beijing Multimedia was in default under the Transfer Agreement for non-payment of the NOP Cash

Calls, and was subject to a reduction of its NOP Interests, as explained above.  On April 9, 2004, CITIC Cultural, Beijing Multimedia, Centiv, and Eagle Treasure entered into a Supplemental Agreement to the Transfer Agreement, wherein the parties agreed (a) to extend the date for the payment of the NOP Cash Calls from March 31, 2004, to May 31, 2004; (b) to increase the amount of the NOP Cash Calls from $50.0 million to $55.0 million; (c) that Beijing Multimedia and Centiv, jointly and severally, would pay the $55.0 million of NOP Cash Calls as follows:  on or before April 30, 2004 - $10.0 million; on or before May 16, 2004 - $15.0 million; and, on or before May 31, 2004 - $30.0 million, and (d) that the Company would complete and file its Annual Report on Form 10-K with the Securities and Exchange Commission and do other such matters so as to qualify for the NASDAQ OTC:BB on or before April 16, 2004.

The Company did not file its Annual Report on Form 10-K or qualify for the OTC:BB on or before April 16, 2004, and, as such, was in default under the Transfer Agreement and the related Supplemental Agreement as of that date.  Effective April 16, 2004, the parties to the Supplemental Agreement entered into an amendment agreement and extended the due date for the Company to file its Annual Report on Form 10-K and complete other such matters so as to qualify for the NASDAQ OTC:BB from April 16, 2004 to April 28, 2004.

Funding the NOP Cash Calls.  In connection with the required payment of the NOP Cash Calls by Beijing Multimedia, Centiv became a party to the Supplemental Agreement to the Transfer Agreement, and has agreed to fund the NOP Cash Calls.  The Company may obtain the necessary funding through a private placement of its shares or through a convertible debt security to be issued to the source(s) of the funding.  On April 5, 2004, in connection with the Company’s efforts to arrange the financing to allow Beijing Multimedia and the Company to make the required NOP Cash Call payments to CITIC Cultural, an investment firm offered to establish an equity line of credit in the initial amount of $50.0 million, with draws on the line of credit to be available to the Company immediately following Centiv’s filing of its Annual Report on Form 10-K for the period ended December 31, 2003, the re-listing of its shares on the NASDAQ OTC:BB, and the completion of the necessary documentation.  While management of the Company believes that the investment firm is proceeding in good faith, there can be no assurance that the proposed credit facility will be established, or that it will be established in time for Beijing Multimedia and Centiv to satisfy their NOP Cash Call obligations of $55.0 million under the Supplemental Agreement to the Transfer Agreement.  In this regard, management of the Company is pursuing other sources of equity and debt financing to enable Beijing Multimedia and Centiv to meet their  NOP Cash Call obligations.  As of the date of this report, neither the Company nor Beijing Multimedia had obtained any written agreements to provide the necessary funds to meet the payment obligations to CITIC Cultural described above.

The table below shows the impact of the acquisition of Beijing Multimedia on a proforma basis as of December 31, 2003.

($In thousands)	As Reported December 31, 2003	Proforma Adjustment	Proforma December 31, 2003
Current assets	$1,547	$—	$1,547
Other assets	1,018	71,000	72,018
Total assets	$2,565	$71,000	$73,565

Current liabilities	$1,011	$55,000	$56,011
Non-current liabilities	91	—	91
Total liabilities	$1,102	$55,000	$56,102

Total equity	$1,463	$16,000	$17,463
Total liabilities and total equity	$2,565	$71,000	$73,565

Restructuring.  As part of the transaction with Eagle Treasure, Centiv (a) amended and restated its stock plan to reserve 10,000,000 new shares of common stock for future issuance under existing and assumed stock options and for incentive compensation to officers, directors, and professional advisors.  The Board of Directors of the Company renamed the 1997 Stock Option Plan, the 2004 Non-Qualified Stock Compensation Plan (the “Plan”), filed a registration statement covering the shares in the Plan with the Securities and Exchange Commission, and issued 4,800,000 shares of common stock under the Plan on February 11, 2004 to officers, directors and professional advisors, (b) created a wholly owned subsidiary, Centiv Services a Nevada corporation, and transferred its current U.S. based POP signage operations into that entity, (c) changed the makeup of its Board of Directors and Executive Management team (see below), and (d) adopted a new business plan which is designed to grow the Company as an international multimedia holding company.

The acquisition of Beijing Multimedia and creation of Centiv Services allows the Company to act as a holding company for its business operations.  In the future, management intends to conduct Centiv’s operations solely through wholly owned or majority owned operating subsidiaries.  Management believes that the holding company structure will improve Centiv’s access to capital and provide additional opportunities to make acquisitions in the multimedia, publishing, and advertising arenas.

Further, on January 16, 2004, the Company’s Board of Directors approved a three-for-four (3:4) reverse stock split of the Company’s common stock.  To date, the reverse stock split has not been effected by the Company.

In addition, in January 2004, the holders of the Company’s Series B Preferred stock (770,000 shares of Series B Preferred) sold to eight investors 80 percent of the total outstanding Series B Preferred stock in separate contractual arrangements which included promissory notes and security agreements.  Centiv agreed to grant a security interest in the stock of Centiv Services as collateral for the promissory notes, and as consideration for the purchased Series B Preferred to be converted into shares of common stock of the Company.  By March 3, 2004, all outstanding shares of Series B Preferred had been converted into common stock of the Company (2,566,668 common shares).

Management Changes.  In December 2003, Messrs. Thomas Pennell, Daryl Splithoff and

J. Smoke Wallin resigned as Directors of the Company.  In January 2004, the holders of a majority of the voting power of Centiv’s Series B Convertible Preferred Stock appointed Mr. Patrick Ma to fill the vacancy on Centiv’s Board of Directors created by the resignation of Director Thomas Pennell..  After the election of Mr. Ma to the Board of Directors, Messrs. John Larkin, Tom Mason, and Len Finelli  resigned as Directors.  The vacancies on the Board of Directors were subsequently filled by Messrs.

Mak Wai Seung (Shawn), Lau Kwok Hung, and Hu Bing to bring the total number of Directors to four.

Also, in January 2004, the Board of Directors of the Company reached an agreement in principle with Mr. Jeffrey Hall to become the Company’s new President and Director, and to serve as the Chief Executive Officer and Director of a third wholly owned subsidiary of the Company, Target Publishing Group Inc. (“Target Publishing”).  In connection with Mr. Hall’s prospective employment with Centiv, the Company also agreed in principle to acquire all of the issued and outstanding capital stock of Brentwood Media Group Inc. (“BMG”), a California corporation, which is controlled and majority owned by Mr. Hall.  As of the date of this report, agreements regarding Mr. Hall’s employment and the acquisition of BMG have been negotiated and are in the process of being finalized as to certain closing conditions, but a closing of the purchase of BMG has not occurred.  As such, Mr. Hall’s employment, due to prior commitments, will not begin until sometime after April 28, 2004.  The Company and Mr. Hall are in agreement as to the terms and conditions of his employment, but there remains certain outstanding matters related to the Company’s purchase of BMG which the parties believe will be resolved prior to April 28, 2004.

New Business Plan.  In the future, management of the Company intends to focus its efforts on the acquisition and development of multimedia businesses – publishing and advertising, film production and distribution, television programming, and other multimedia-related entities – all to be owned, operated and managed as wholly owned or majority owned subsidiaries of the Company.  Management of the Company believes that the holding company structure will improve Centiv’s diversification and ability to compete, provide better access to sources of capital, and provide the Company with additional opportunities to make acquisitions of mature as well as development stage businesses without endangering the overall financial condition of the consolidated group as a whole.

Letters of Intent and Target Acquisitions.  Since January 2004, management of the Company has been actively engaged in the search for and identification of potential acquisition candidates under its new business plan, including the acquisition of BMG, as explained above.  As of the date of this report, the Company has initiated negotiations with several entities for acquisition, as well as issued certain letters of intent and term sheets with certain other entities where completion of the acquisition process is primarily contingent upon the re-listing of the Company’s stock on the NASDAQ OTC: BB.  There can be no assurance in the near term that the Company will be successful in completing the acquisition of any of the entities where negotiations have or are currently being conducted.

Other Matters.  Effective February 1, 2004, the Company entered into a consulting agreement for professional services with an individual.  The consultant is to assist the Company in the development, operation and expansion of its entertainment and multimedia business activities.  For services, the consultant is to receive 300,000 shares of Centiv’s common stock as a retainer, 100,000 additional shares of Centiv’s common stock as fee shares for consulting services, and an additional amount of shares of common stock based on the value of each transaction, as determined by the parties, closed by Centiv as a result of the consultant’s efforts or introduction.  The Company also agreed to register the retainer and fee shares with the Securities and Exchange Commission.  The retainer and fee shares were issued to the consultant from the Company’s non-qualified Plan as part of the 4,800,000 common shares issued on February 11, 2004, as described above.

18. SEGMENT INFORMATION

In previous years, the Company had three business units:  Channels, Centiv (POP), and Services.  As mentioned in Note 15 above, the Channels Business was sold as of December 31, 2001 and the Calgraph Technology Services Business was sold effective January 31, 2002.  As a result of these divestitures, the Company currently operates as a single business unit.  All prior year results have been restated to be comparative to the current year’s results.

19. SIGNIFICANT CUSTOMERS

Although no single customer accounted for more than 10% of the sales for the years ended December 31, 2002 and 2001, on a combined basis, distributors affiliated with A-B, in the aggregate, accounted for approximately 97% and 99% of the sales, respectively.  For the year ended December 31, 2003, distributors affiliated with A-B, in the aggregate, accounted for approximately 58% of our total sales and two other customers of Instant Impact each accounted for more than 10% of total sales and combined accounted for 25% of sales.

20. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No.46 (FIN No. 46), “Consolidation of Variable Interest Entities.”  This is and interpretation of Accounting Research Bulletin No. 51, and revises the requirements for consolidation by business enterprises of variable interest entities.  FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entitles in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise hold a variable interest that it acquired before February 1, 2003.  FIN No. 46 applies to public enterprises as of the beginning of the applicable interim or annual period, and it applies to nonpublic enterprises as of the end of the applicable annual period.  FIN No. 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.  In December 2003, FASB issued a revised Interpretation No. 46 (“FIN 46R”), Consolidation of Variable Interest Entities.  FIN 46R addresses consolidation by business enterprises of variable interest entities and significantly changes the consolidation application of consolidation policies to variable interest entities and, thus improves comparability between enterprises engaged in similar activities when those activities are conducted through variable interest entities.  The Company is not party to any variable interest entity.  The Company does not expect that adoption of FIN No. 46 or FIN 46R will have a material effect on its financial position or results of operations.

On April 30, 2003, the FASB issued FASB Statement No. 149 (“SFAS 149”), Amendment of Statement 133 on Derivative Instruments and Hedging Activities.  SFAS 149 amends and clarifies the guidance on (1) derivative instruments (including derivative instruments embedded in other contracts) and (2) hedging activities that fall within the scope of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.  SFAS 149 also amends certain other existing pronouncements, which will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting.  SFAS 149 is effective (1) for contracts entered into or modified after June 30, 2003, with certain exceptions, and (2) for hedging relationships designated after June 30, 2003.  The Company does not expect SFAS 149 to have an impact on its financial position or results of operations.

On May 15, 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities in the statement of financial position.  SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  SFAS 150 affects an entity’s classification of the following freestanding instruments:  a) mandatorily redeemable instruments, b) financial instruments to repurchase an entity’s own equity instruments, c) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments, d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The Company does not expect that adoption of this statement will have any material effect on its results of operations or financial position.

21. CONSOLIDATED CONDENSED QUARTERLY INFORMATION (UNAUDITED)

Selected unaudited financial information for each of the four quarters in the years ended December 31, 2003 and 2002 are as follows ($ In thousands, except for share data):

2003	NET SALES	GROSS PROFIT	NET INCOME (LOSS) FROM CONTINUING OPERATIONS	NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS	NET INCOME/(LOSS) PER SHARE BASIC AND DILUTED FROM CONTINUING OPERATIONS	NET INCOME/(LOSS) PER SHARE BASIC AND DILUTED FROM DISCONTINUED OPERATIONS	WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED

First	$4,782	$1,370	$(60)	$0	$(0.04)	$0.00	1,398,728
Second	585	338	(445)	0	(0.27)	0.00	1,670,718
Third	524	280	(644)	0	(0.38)	0.00	1,677,435
Fourth	375	205	(1,282)	0	(0.76)	0.00	1,677,815

Total	$6,266	$2,193	$(2,431)	$0	$(1.51)	$0.00	1,607,134

2002

First	$3,807	$958	$(67)	$380	$(0.53)	$0.23	1,652,227
Second	3,501	962	(338)	0	(0.20)	0.00	1,653,930
Third	4,769	990	(508)	0	(0.31)	0.00	1,660,805
Fourth	13,431	1,636	(2,025)	0	(1.29)	0.00	1,559,468

Total	$25,508	$4,546	$(2,938)	$380	$(2.29.)	$0.23	1,631,433

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

($in thousands)	BALANCE AT BEGINNING OF YEAR	CHARGED TO COSTS AND EXPENSES	DEDUCTIONS AND RECLASSIFICATIONS	BALANCE AT END OF YEAR

DESCRIPTION

2003
Allowance for doubtful accounts	$19,409	$10,000	$(4,379)	$25,030
Inventory reserves	$114,715	$(35,000)	$(47,436)	$32,279

2002
Allowance for doubtful accounts	$42,546	$(2,000)	$(21,137)	$19,409
Inventory reserves	$134,440	$77,677	$(97,402)	$114,715

2001
Allowance for doubtful accounts	$50,000	$33,000	$(40,454)	$42,546
Inventory reserves	$0	$134,440	$0	$134,440

Officers and Directors	Corporate Information

Mak Wai Keung, Shawn	Corporate Office
Chief Executive Officer, President, and Director	P.O. Box 113
Palos Verdes Estates, CA 90274
Lau Kwok Hung	Phone: (949) 717-0626
Chief Financial Officer and Director	Fax: (949) 253-5717

Patrick Ma	Registrar and Transfer Agent
Director	American Stock Transfer & Trust Company
40 Wall Street
Hu Bing	46th Floor
Director	New York, NY 10005

Tsai Wai Fong, Candy	Independent Auditors
Secretary	Davis Accounting Group P.C.
337 South Main Street
Jon L. Lawver	Suite120
Assistant Secretary	Cedar City, UT 84720

General Counsel
Weed & Co.
4695 MacArthur Court
Suite 1430
Newport Beach, CA 92660