Form 10QSB
period 2004-03-31
CENTIV INC
filed 2004-05-26
CIK 1044167

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes: ☒    No: ☐

The number of shares outstanding of the Registrant’s common stock, par value $.001, as of May 18, 2004 the latest practicable date, was 29,294,483 shares.

Transitional Small Business Disclosure Format (Check one):  Yes ☐  No ☒

CENTIV, INC.

PART I – FINANCIAL INFORMATION
CENTIV, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
($ in thousands)

March 31,
2004
ASSETS
Current assets:
Cash and cash equivalents	$456
Accounts receivable, less allowance for doubtful accounts of $25 at March 31, 2004	261
Inventories, net	39
Prepaid expenses and other assets	174
Income taxes receivable	2
Deferred income taxes – current	91

Total current assets	1,023

Property and equipment, net	903
Net operating profits interests contract rights	75,425
Total assets	$77,351

LIABILITIES

Current liabilities:
Accounts payable – related parties	$272
Accounts payable – trade	152
Accrued expenses, contract obligation and deferred income	404
Net operating profits cash calls payable	55,000

Total current liabilities	55,828

Deferred income taxes	91
Total liabilities	55,919

Commitments and Contingencies	—

STOCKHOLDERS’ EQUITY

Common Stock $.001 par value, 35,000,000 shares authorized; 29,563,483 shares issued, and 29,294,483 shares outstanding at March 31, 2004	30

Treasury Stock, at cost, 268,995 shares at March 31, 2004	(759)

Preferred Stock, $.001 par value, 5,000,000 shares authorized; no shares shares issued and outstanding at March 31, 2004	—

Additional paid-in capital	45,332
Accumulated (deficit)	(23,171)

Total stockholders’ equity	21,432

Total liabilities and stockholders’ equity	$77,351

The accompanying notes are an integral part of these
condensed consolidated financial statements.

CENTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
($ in thousands, except per share data)

	Three Months Ending March 31,
	2004	2003
	(unaudited)	(unaudited)

Net sales	$627	$4,782
Cost of goods sold	272	3,412
Gross profit	355	1,370

Operating expenses:
Selling, general and administrative	974	1,272
Depreciation	122	142

Loss from operations	(741)	(44)

Other Income (expense)	—	—
Interest income (expense)	14	(16)

Loss before income taxes	(727)	(60)

Benefit for income taxes	—	—

Net Income (loss)	$(727)	$(60)

Basic and Diluted Income/(Loss) applicable to common shares
Weighted average shares outstanding	16, 060,966	4,196,035

Net Loss per share	$(0.05)	$(0.01)

The accompanying notes are an integral part of these
condensed consolidated financial statements.

CENTIV, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ending March 31,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Income (loss)	$(727)	$(60)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts receivable	—	5
Depreciation	121	142
Interest on note payable (receivable)	—	(12)
Compensation for warrants	—	(11)
Gain on sale of CalGraph Business	—	—
Amortization of Discount on Convertible Subordinated Debt	—	10
Changes in net assets and liabilities
Accounts receivable	(15)	489
Inventories	(3)	630
Prepaid expenses and other assets	122	147
Accounts payable – related party	272	(1,325)
Accounts payable and accrued expenses	(422)	(1,325)
Contract obligations and deferred income	(33)	(113)
Income taxes	(1)	13
Net assets, discontinued operations	—	—
Total adjustments	41	(25)
Net cash used in operating activities	(686)	(85)

Cash flows from investing activities:
Purchase of property and equipment – continuing operations	(6)	(13)
Proceeds from Sale of CalGraph Business	—	75
Net cash provided by (used in) investing activities	(6)	62

Cash flows from financing activities:
Proceeds/(repayment), net, from credit facility	—	—
Proceeds from repayment of shareholder loan	271	(500)
Net Proceeds from private placement of securities	—	1,910
Proceeds/(repayment), net, from capital lease	—	(8)
Net cash provided by financing activities	271	1,402

Increase (decrease) in cash and cash equivalents	(421)	1,379
Cash and cash equivalents, beginning of year	877	1,304
Cash and cash equivalents, as of March 31	$456	$2,683

Supplemental Schedule of Noncash Activities:

Effective February 4, 2004, the Company acquired all of the assets and assumed certain liabilities of Beijing Multimedia Limited.  In connection with the acquisition, liabilities were assumed as follows:

($’s in Thousands)

Fair value of assets acquired	$75,425
Common stock issued (20,250,000 shares)	(15,600)
Liabilities assumed	$59,825

The accompanying notes are an integral part of these
condensed consolidated financial statements.

CENTIV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.        BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated financial statements of Centiv, Inc. and subsidiaries (“Centiv” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions per Item 310(b) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.  For further information, refer to the financial statements and the notes to financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2003.

2.        INVENTORIES

Inventories, net of reserves, at March 31, 2004 consist of the following ($ in thousands):

March 31,
2004

Gross Inventory	71
Reserves	(32)
Net Inventory	39

3.        NET LOSS PER COMMON SHARE

Basic and diluted net income/(loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period.  Since the Company has a net loss from continuing operations, there were no common share equivalents that were dilutive during any of the periods presented.  The changes in outstanding shares during the three months ended March 31, 2004 and 2003 are shown below:

	Three Months Ending March 31,
	2004	2003
Common shares:
Outstanding at beginning of period	1,677,815	4,187,035
Shares issued (redeemed) during the period	27,616,668	810,000
Outstanding at end of period	29,294,483	4,997,035

Basic and Diluted weighted average shares	16,060,966	4,196,035

Shares issued during the three months ended March 31, 2004 reflect the conversion of Series B preferred stock into common shares as described in Note 6, the acquisition of Beijing Multimedia through the issuance of common stock, and the exercise of stock grants assumed as part of the acquisition of Beijing Multimedia.

The weighted average common shares exclude securities that would be anti-dilutive upon conversion. Accordingly, as of March 31, 2004, there are 1,000,000 warrants with an exercise price of $0.50 that expire in March 2010, 810,000 warrants with an exercise price of $1.50 per share that expire in March 2007, and 85,000 warrants with an exercise price of $1.75 per share that expire in March 2008, 119,250 warrants with exercise prices between $1.00 and $1.15 per share that expire between 2003 and 2007, and 16,532,132 stock options that are excluded from the weighted average shares outstanding.

4.        INCOME TAXES

There was no income tax provision/(benefit) for the three months ended March 31, 2004 and 2003 as any provision/(benefit) was offset by a corresponding reduction/(increase) in the valuation allowance for deferred income taxes.

5.         CORPORTATE RESTRUCTURING AND NEW BUSINESS PLAN

Acquisition of Beijing Multimedia Limited.  On January 29, 2004, the Company announced that it had entered into a Stock Purchase Agreement with Eagle Treasure Limited (“Eagle Treasure”), a company incorporated in the British Virgin Islands, under which Centiv acquired all of the issued capital stock of Eagle Treasure’s subsidiary, Beijing Multimedia Limited (“Beijing Multimedia”), a company incorporated in the British Virgin Islands.  The acquisition of Beijing Multimedia under the Stock Purchase Agreement was approved and ratified by the Board of Directors of the Company on January 16, 2004.  On February 4, 2004, to complete the Stock Purchase Agreement with Eagle Treasure, on February 4, 2004, Centiv issued 20,250,000 unregistered shares of its $.001 par value common stock in the name of Eagle Treasure in exchange for the entire 202,500 shares of the issued and paid up share capital of Beijing Multimedia.  Further, Centiv assumed certain pre-existing obligations of Beijing Multimedia, including but not limited to the issuance of certain fee shares of capital stock, and stock options to directors, professional advisors, and consultants of Beijing Multimedia.  As a result of the exchange of shares and assumption and satisfaction of obligations, Beijing Multimedia became a wholly owned subsidiary of the Company.  On February 6, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission describing in detail the transaction with Eagle Treasure, and the acquisition of Beijing Multimedia.

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

CITIC Cultural is a company that specializes in cultural and media businesses, and its principal businesses include film production and distribution, television drama and program production and distribution, subway and railway advertising, magazine and newspaper publication, and sports and entertainment businesses.  CITIC Cultural is an affiliate of China International Trust & Investment Co. Ltd. and its subsidiaries (collectively, the “CITIC Group”).  The CITIC Group is a large conglomerate in Asia, with total asset value of approximately US$70 billion at the close of its fiscal year 2003.

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

In conjunction with the issuance of 20,250,000 unregistered shares, the Company recorded its NOP interests contract rights on its balance sheet, which has a balance of $75 million as of March 31, 2004.

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

The Company did not file its Annual Report on Form 10-K or qualify for the OTC:BB on or before April 16, 2004, and, as such, was in default under the Transfer Agreement and the related Supplemental Agreement as of that date.  Effective April 16, 2004, the parties to the Supplemental Agreement entered into an amendment agreement and extended the due date for the Company to file its Annual Report on Form 10-K and complete other such matters so as to qualify for the NASDAQ OTC:BB from April 16, 2004 to April 28, 2004.  Centiv filed its Annual Report on Form 10-K with the Securities and Exchange Commission on April 28, 2004, and continued to work on the matters requisite to qualify for the NASDAQ OTC:BB.  On May 13, 2004, Centiv qualified to re-list its common stock on the NASDAQ OTC:BB.

As of May18, 2004, Centiv and Beijing Multimedia had not paid the first installment NOP Cash Calls of $10.0 million or the second installment of $15.0 million, and were in default to CITIC Cultural under the Supplemental Agreement to the Transfer Agreement.  However, CITIC Cultural, Centiv, Eagle Treasure and Beijing Multimedia entered into an Amended Supplemental Agreement to the Transfer Agreement (the “Amended Supplemental Agreement”), and extended the time for the payment of the NOP Cash Calls as follows:  on or before May 31, 2004 - $5.0 million; and, on or before June 30, 2004 - $50.0 million.  The Amended Supplemental Agreement also provides that the Company and Beijing Multimedia shall pay all legal fees incurred by CITIC Cultural in connection with the Transfer Agreement and any amendments thereto, and transactions contemplated thereby.

Funding the NOP Cash Calls.  In connection with the required payment of the NOP Cash Calls by Beijing Multimedia, Centiv became a party to the Supplemental Agreement to the Transfer Agreement, and has agreed to fund the NOP Cash Calls.  The Company may obtain the necessary funding for the NOP Cash Calls through a private placement of its shares or through a convertible debt security to be issued to the source(s) of the funding.  On April 5, 2004, in connection with the Company’s efforts to arrange the financing to allow Beijing Multimedia and Centiv to make the required NOP Cash Call payments to CITIC Cultural, an investment firm offered to establish an equity line of credit in the initial amount of $50.0 million, with draws on the line of credit to be available to the Company immediately following Centiv’s filing of its Annual Report on Form 10-K for the period ended December 31, 2003, the re-listing of its shares on the NASDAQ OTC:BB, and the completion of the necessary documentation.  After further analysis, management of Centiv decided not to pursue this alternative for funding.

On May 5, 2004, Centiv entered into a Letter of Intent with an investment firm to structure an equity line of credit of up to £100,000,000 (one hundred million pounds sterling).  The Letter of Intent sets forth certain terms and conditions pertaining to structure, use of proceeds, draw down procedures, a pricing formula, and other documentation and general conditions that will be finalized in a definitive subscription agreement between the parties.  Management of Centiv and Beijing Multimedia are currently reviewing the terms of the Letter of Intent.  While management of Centiv and Beijing Multimedia believe that the investment firm is proceeding in good faith, there can be no assurance that the proposed equity line of credit facility will established, or that it will be established in time for the Company and Beijing Multimedia to satisfy their NOP Cash Call obligations of $55.0 million under the Supplemental Agreement to the Transfer Agreement.

Restructuring.  As part of the acquisition transaction with Eagle Treasure, Centiv (a) amended and restated its stock plan to reserve 10,000,000 new shares of common stock for future issuance under existing and assumed stock options and for incentive compensation to officers, directors, and professional advisors.  The Board of Directors of the Company renamed the 1997 Stock Option Plan, the 2004 Non-Qualified Stock Compensation Plan (the “Plan”), filed a registration statement covering the shares in the Plan with the Securities and Exchange Commission, and issued 4,400,000 shares of common stock under the Plan on February 11, 2004 to directors, professional advisors, and consultants of Beijing Multimedia in connection with the acquisition, and 400,000 shares to a consultant of the Company, (b) created a wholly owned subsidiary, Centiv Services, Inc. (“Centiv Services”), a Nevada corporation, and transferred its current U.S. based POP signage operations into that entity, (c) changed the makeup of its Board of Directors and Executive Management team (see below), and (d) adopted a new business plan which is designed to grow the Company as an international multimedia holding company.   As of March 31, 2004, the Company had recorded the issuance of 4,800,000 shares as primarily an offset of the liability for such shares assumed from Beijing Multimedia as part of the acquisition transaction, and as nonemployee compensation expense.

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

Further, on January 16, 2004, the Company’s Board of Directors approved a three-for-four (3:4) reverse stock split of the Company’s common stock.  To date, the reverse stock split has not been affected by the Company.

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

Management Changes.  In December 2003, Messrs. Thomas Pennell, Daryl Splithoff and J. Smoke Wallin resigned as Directors of the Company.  In January 2004, the holders of a majority of the voting power of Centiv’s Series B Convertible Preferred appointed Patrick Ma to fill the vacancy on Centiv’s Board of Directors created by the resignation of Director Thomas Pennell.  After the election of Mr. Ma to the Board of Directors, Messrs. John Larkin, Tom Mason, and Len Finelli resigned as Directors.  The vacancies on the Board of Directors were subsequently filled by Messrs. Mak Wai Seung (Shawn), Lau Kwok Hung, and Hu Bing to bring the total number of Directors to four.

Also, in January 2004, the Board of Directors of the Company reached an agreement in principle with Mr. Jeffrey Hall to become the Company’s new President and Director, and to serve as the Chief Executive Officer and Director of a third wholly owned subsidiary of the Company, Target Publishing Group Inc. (“Target Publishing”).  In connection with Mr. Hall’s prospective employment with Centiv, the Company also agreed in principle to acquire all of the issued and outstanding capital stock of Brentwood Media Group Inc. (“BMG”), a California corporation, which is controlled and majority owned by Mr. Hall.  As of the date of this report, all agreements regarding Mr. Hall’s employment and the acquisition of BMG have been terminated between the parties.

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

Letters of Intent and Target Acquisitions.  Since January 2004, management of the Company has been actively engaged in the search for and identification of potential acquisition candidates under its new business plan, including the acquisition of BMG, as explained above.  As of the date of this report, the Company has initiated negotiations with several entities for acquisition, as well as issued certain letters of intent and term sheets with certain other entities where completion of the acquisition process is primarily contingent upon the re-listing of the Company’s stock on the NASDAQ OTC: BB, which was completed on May 13, 2004.  There can be no assurance in the near term that the Company will be successful in completing the acquisition of any of the entities where negotiations have or are currently being conducted.

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

Effective January 1, 2004, the Company entered into an agreement with a member of the Board of Directors of Beijing Multimedia, for proxy and corporate information distribution services.  The agreement has a term through June 30, 2005, and provides for the payment of a one-time access fee to database information of $12,500, and monthly fees of $2,500, plus reimbursement of all out-of-pocket expenses.

6.              CAPITAL STRUCTURE

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

CLASS B COMMON STOCK

On January 21, 2000, the Company eliminated its dual class of stock and all outstanding shares of Class B Common Stock were converted into Class A Common Stock on a one-for-one basis.  On May 1, 1997, the Company increased the outstanding shares from 100 to 3,424 by declaring a 34.24-for-1 stock split of the Company’s common stock (par value of $1.00).  On June 2, 1997, the Company declared a 400-for-1 stock split of the Company’s common stock pursuant to which all of the Company’s outstanding common stock was exchanged for 4,000,000 shares of Class B Common Stock with a par value of $.001.  During October 1997, the Company affected an .83333325-for-1 reverse stock split pursuant to which the outstanding shares of Class B Common Stock were exchanged for 3,333,333 shares of Class B Common Stock.  Each share of Class B Common Stock was entitled to five votes on all matters on which stockholders may vote, including the election of directors.  Each share of Class B Common Stock was automatically converted into one share of Class A Common Stock upon (i) its sale, gift of transfer, except in the case of a transfer to a trust for which the original holder acts as sole trustee or to any other holder of Class B Common Stock, (ii) the death of the original holder thereof, including in the case of the original holder having transferred the Class B Common Stock to a trust for which the original holder served as trustee during his or her lifetime, or (iii) the conversion of an aggregate of 75% of the authorized shares of Class B Common Stock.

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

In addition, in January 2004, the holders of the Company’s Series B Preferred stock (770,000 shares of Series B Preferred) sold to eight investor 80 percent of the total outstanding Series B Preferred stock in separate contractual arrangement which included promissory notes and security agreements.  Centiv agreed to grant a security interest in the stock of Centiv Services as collateral for the promissory notes, and as consideration for the purchased Series B Preferred to be converted into shares of common stock of the Company.  By March 3, 2004, all outstanding shares of Series B Preferred had been converted into common stock of the Company (2,566,668 common shares).

7. STOCK OPTION PLAN

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

On January 7, 2004, the Company granted 171,000 stock options and accelerated the exercisability of all outstanding options and to increase the period of exercisability to 12 months following termination of employment with the Company. As of March 31, 2004, the Company had zero stock options available for grant under the Plan.

As part of the transaction with Eagle Treasure (Note 5), Centiv (a) amended and restated its stock plan to reserve 10,000,000 new shares of common stock for future issuance under existing and assumed stock options and for incentive compensation to officers, directors, and professional advisors.  The Board of Directors of the Company renamed the 1997 Stock Option Plan, the 2004 Non-Qualified Stock Compensation Plan (the “New Plan”), filed a registration statement covering the shares in the New Plan with the Securities and Exchange Commission, and issued 4,800,000 shares of common stock under the New Plan on February 11, 2004.

As part of the transaction with Beijing Multimedia Limited (Note 5), Centiv assumed certain contracts for professional services which contained options to purchase Beijing Multimedia Limited equity shares.  As a result of the acquisition of Beijing Multimedia Limited, Centiv assumed the obligation for 15,200,000 stock options due to directors, professional advisors, and consultants, and will reserve 15,200,000 options under the New Plan.  Since the 15,200,000 options exceed the total reserve of 10,000,000 new shares of common stock for future issuance, the New Plan will need to be expanded through shareholder vote to provide for the additional options granted.

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

8. THIRD PARTY STOCK WARRANTS

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

The above table excludes the following warrants issued: (1) 270,003 warrants issued to the Series A Preferred investors at an exercise price of $4.50 and expiration date of March 28, 2007 (see Note 6,  (2) 28,335 warrants issued for the Senior Convertible Subordinated Debt holders with an exercise price of $5.25 with 8,335 warrants expiring on September 30, 2007 and 20,000 warrants expiring on March 31, 2008, (3) 333,336 warrants issued to the Series B Preferred investors at an exercise price of $1.50 and an expiration date of March 31, 2010 (see Note 6).

9. RECENT ACCOUNTING PRONOUNCEMENTS

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities in the statement of financial position.  SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  SFAS 150 affects an entity’s classification of the following freestanding instruments:  a) mandatorily redeemable instruments, b) financial instruments to repurchase an entity’s own equity instruments, c) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments, d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.  The Company does not expect that adoption of this statement will have any material effect on its results of operations or financial position.

10. SUBSEQUENT EVENTS

As described in Note 5 above, the Company and its subsidiaries are involved in certain transactions and obligations that are in the process of being transacted or yet to be transacted.  See Note 5 for a description of these business activities.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements, including the related notes thereto provided elsewhere herein.  In particular, it should be emphasized that during the three months ended March 31, 2004, the Company reported the acquisition of significant assets and payment obligations, changed its management team, changed its capital structure, increased the size of its amended and restated non-qualified stock compensation plan, transferred its on-going POP operations to Centiv Services, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing and advertising.  The Overview that follows discusses the business transacted by Centiv during the three months ended March 31, 2004 and 2003.

The forward-looking statements generally include management’s plans and objectives for future operations, including plans, objectives and expectations relating to future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income and actions of secured parties. The forward-looking statements may also relate to the Company’s current beliefs regarding revenues that it might earn if it is successful in implementing its business strategies. The forward-looking statements generally can be identified by the use of the words “believe,” “intend,” “plan,” “expect,” “forecast,” “project,” “may,” “should,” “could,” “seek,” “pro forma,” “estimates,” “continues,” “anticipate” and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

•                         anticipated trends in the consolidated financial condition and results of operations of the Company and subsidiaries (including expected changes in gross margin and general, administrative and selling expenses);

•                         the projected growth or contraction in products and services markets in which the Company and its subsidiaries operate;

•                         the ability of the Company and its subsidiaries to finance working capital and other cash requirements;

•                         the business strategy for expanding the presence in products and services markets; and

•                         the ability to distinguish the Company and subsidiaries from current and future competitors.

The management of the Company and subsidiaries does not undertake to update, revise or correct any forward-looking statements. The forward-looking statements are based largely on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating forward-looking statements include:

•                         the shortage of reliable market data regarding product markets;

•                         changes in external competitive market factors or in internal budgeting process that might impact trends in consolidated results of operations;

•                         changes in business strategy or an inability to execute strategy due to unanticipated changes in product markets; and

•                         various other factors that may prevent the Company and subsidiaries from competing successfully in the marketplace.

The information contained in this report is not a complete description of the business or the risks associated with an investment in Centiv’s common stock. Before deciding to buy or maintain a position in Centiv’s common stock, you should carefully review and consider the various disclosures that have been made in this Quarterly Report on Form 10-QSB, and in other materials filed with the Securities and Exchange Commission that discuss business in greater detail and that disclose various risks, uncertainties and other factors that may affect the Company’s consolidated business, results of operations or financial condition. In particular, you should review the “Risk Factors” section of the Annual Report on Form 10-K for the year ended December 31, 2003, and the following risk factors:

Risks Related to The Company

Centiv is a dramatically different company.

In January 2004, Centiv announced the acquisition of Beijing Multimedia which holds significant assets and payment obligations, changed its management team, changed its capital structure, increased the size of its amended and restated non-qualified stock compensation plan, transferred its on-going POP signage operations to Centiv Services, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing and advertising.  The consolidated financial statements and notes thereto also include disclosures concerning the significant events, agreements or transactions that occurred or were effected during the three months ended March 31, 2004.  During the remainder of 2004, the value of Centiv and its subsidiaries will be greatly influenced by the performance of the newly acquired assets, capital formation activities, the completion of funding obligations, and the decisions of the new management team.  Moreover, the Company’s securities may trade with potentially significant volatility as the securities markets evaluate and digest information about the business, both historically and to be transacted by Centiv and its subsidiaries in the future.

The Company has incurred consolidated operating losses that exceed twenty seven million dollars.

As of March 31, 2004, Centiv reported an accumulated deficit of $27 million.

The Company cannot predict its future results because of the Significant Changes Occurring after March 31, 2004.

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

The Centiv POP Business has not generated significant revenues to date and incurred losses in calendar years 2001, 2002, 2003 and three months ended March 31, 2004.

The Centiv POP Business was commenced in 1998, has a limited operating history, and incurred losses for the years 2000 — 2003, although it did make an operating profit in 1998 and 1999.  Management of the Company expects losses to continue into calendar year 2004.  The Centiv POP Business will need to achieve greater revenues to achieve profitability.  There can be no assurance that the Company will be successful in increasing revenues of the Centiv POP Business, or generating acceptable margins, or, if it does, that operation of the Centiv POP Business will be a profitable business enterprise.  If the Company is unable to achieve significantly greater recurring revenue from its Centiv POP Business, losses will likely continue indefinitely.  The Company will likely have to seek additional outside sources of capital.  There can be no assurance that it will be able to obtain such capital on favorable terms and conditions or at all.  If this occurs, the market price of the Company’s common stock could suffer.

The quarterly and annual sales and financial results have varied significantly in the past, and the Company expects to experience fluctuations in the future, which means that period-to-period comparisons are not necessarily meaningful or indicative of future performance.

Sales and operating results have varied, and may continue to vary, significantly from year to year and from quarter to quarter as a result of a variety of factors, including the introduction of new products by competitors, pricing pressures, the timing of the completion or the cancellation of projects, the evolving and unpredictable nature of the markets in which computer products are sold and economic conditions generally or in certain geographic areas in which customers do business.  Furthermore, the Company may be unable to control spending in a timely manner to compensate for any unexpected revenue shortfall.  Accordingly, it cannot provide assurance that sales and net income, if any, in any particular quarter will not be lower than sales and net income, if any, in a preceding or comparable quarter or quarters.  In addition, sales and net income, if any, in any particular quarter are not likely to be indicative of the results of operations for any other quarter or for the full year.  The trading prices of the Company’s securities may fluctuate significantly in response to variations in the Company’s quarterly or annual results of operations.

OVERVIEW

Centiv – Parent Holding Company and Beijing Multimedia Limited - Subsidiary

In January 2004, Centiv announced the acquisition of Beijing Multimedia which holds significant assets and payment obligations, changed its management team, changed its capital structure, increased the size of its amended and restated non-qualified stock compensation plan, transferred its on-going POP signage operations to Centiv Services, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing and advertising.  Note 5 to the condensed consolidated financial statements include disclosures concerning the significant events, agreements or transactions that occurred or were effected during the three months ended March 31, 2004. During the remainder of 2004, the value of Centiv and its subsidiaries will be greatly influenced by the performance of the newly acquired assets, capital formation activities, the completion of funding obligations, and the decisions of the new management team.  Moreover, the Company’s securities may trade with potentially significant volatility as the securities markets evaluate and digest information about the business, both historically and to be transacted by Centiv and its subsidiaries in the future.  The following discusses the transactions which dramatically changed our business activities and our capital structure.

Acquisition of Beijing Multimedia Limited.  On January 29, 2004, Centiv announced that it had entered into a Stock Purchase Agreement with Eagle Treasure Limited (“Eagle Treasure”), a company incorporated in the British Virgin Islands, under which Centiv acquired all of the issued capital stock of Eagle Treasure’s subsidiary, Beijing Multimedia Limited (“Beijing Multimedia”), a company incorporated in the British Virgin Islands.  The acquisition of Beijing Multimedia under the Stock Purchase Agreement was approved and ratified by the Board of Directors of Centiv on January 16, 2004.  On February 4, 2004, to complete the Stock Purchase Agreement with Eagle Treasure, on February 4, 2004, Centiv issued 20,250,000 unregistered shares of its $.001 par value common stock in the name of Eagle Treasure in exchange for the entire 202,500 shares of the issued and paid up share capital of Beijing Multimedia.  Further, Centiv assumed certain pre-existing obligations of Beijing Multimedia, including but not limited to the issuance of certain fee shares and stock options to employees, officers, directors, and advisors of Beijing Multimedia.  As a result of the exchange of shares, Beijing Multimedia became a wholly owned subsidiary of Centiv.  On February 6, 2004, Centiv filed a Current Report on Form 8-K with the Securities and Exchange Commission describing in detail the transaction with Eagle Treasure, and the acquisition of Beijing Multimedia.

Transfer Agreement.  Prior to the acquisition of Beijing Multimedia by Centiv, under a Transfer Agreement dated December 16, 2003, Beijing Multimedia acquired certain net operating profits interests (“NOP Interests”) amounting to approximately 30 percent of the joint advertising activities of CITIC Cultural & Sports Industry Co. Ltd., a company organized under the laws of the People’s Republic of China (“CITIC Cultural”).  Also under the Transfer Agreement, the NOP interests, as determined and under terms guaranteeing certain minimum amounts, will be paid semi-annually to Beijing Multimedia over the term of the Transfer Agreement which is from January 1, 2004, through the later of December 31, 2016 or the date on which CITIC Cultural’s license agreements with two entities terminate, in exchange for certain NOP Cash Calls totaling $50.0 million (subsequently increased to $55.0 million) which were required to be paid to CITIC Cultural by Beijing Multimedia on or before March 31, 2004. If Beijing Multimedia cannot meet the requirement to pay the NOP Cash Calls to CITIC Cultural under the terms of the Transfer Agreement or any amendments or extensions thereto, then the NOP Interests of Beijing Multimedia shall be reduced by .0017 percent for each $100,000 in NOP Cash Calls not funded, but not below a minimum level of fifteen (15) percent of the initial NOP Interests.

CITIC Cultural is a company that specializes in cultural and media businesses, and its principal businesses include film production and distribution, television drama and program production and distribution, subway and railway advertising, magazine and newspaper publication, and sports and entertainment businesses.  CITIC Cultural is an affiliate of China International Trust & Investment Co. Ltd. and its subsidiaries (collectively, the “CITIC Group”).  The CITIC Group is a large conglomerate in Asia, with total asset value of approximately US$70 billion at the close of its fiscal year 2003.

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

In conjunction with the issuance of 20,250,000 unregistered shares of common stock, Centiv recorded its NOP interests contract rights on its balance sheet, which has a balance of $75 million as of March 31, 2004.

Amendment of the Transfer Agreement.  The NOP Interests of Beijing Multimedia under the Transfer Agreement are subject to the completion of the NOP Cash Calls which total $50.0 million (subsequently increased to $55.0 million), and, as explained above, were required to be paid to CITIC Cultural on or before March 31, 2004.  As of March 31, 2004, Beijing Multimedia was in default under the Transfer

Agreement for non-payment of the NOP Cash Calls, and was subject to a reduction of its NOP Interests, as explained above.  On April 9, 2004, CITIC Cultural, Beijing Multimedia, Centiv, and Eagle Treasure entered into a Supplemental Agreement to the Transfer Agreement, wherein the parties agreed (a) to extend the date for the payment of the NOP Cash Calls from March 31, 2004, to May 31, 2004; (b) to increase the amount of the NOP Cash Calls from $50.0 million to $55.0 million; (c) that Beijing Multimedia and Centiv, jointly and severally, would pay the $55.0 million of NOP Cash Calls as follows:  on or before April 30, 2004 - $10.0 million; on or before May 16, 2004 - $15.0 million; and, on or before May 31, 2004 - $30.0 million, and (d) that Centiv would complete and file its Annual Report on Form 10-K with the Securities and Exchange Commission and do other such matters so as to qualify for the NASDAQ OTC:BB on or before April 16, 2004.  Centiv qualified for the NASDAQ OTC:BB on May 14, 2004.

Centiv did not file its Annual Report on Form 10-K or qualify for the OTC:BB on or before April 16, 2004, and, as such, was in default under the Transfer Agreement and the related Supplemental Agreement as of that date.  Effective April 16, 2004, the parties to the Supplemental Agreement entered into an amendment agreement and extended the due date for the Company to file its Annual Report on Form 10-K and complete other such matters so as to qualify for the NASDAQ OTC:BB from April 16, 2004 to April 28, 2004.  Centiv filed its Annual Report on Form 10-K with the Securities and Exchange Commission on April 28, 2004, and continued to work on the matters requisite to qualify for the NASDAQ OTC:BB.  On May 13, 2004, Centiv qualified to re-list its common stock on the NASDAQ OTC:BB.

As of May18, 2004, the Centiv and Beijing Multimedia had not paid the first installment NOP Cash Calls of $10.0 million or the second installment of $15.0 million to CITIC Cultural and were in default under the Supplemental Agreement to the Transfer Agreement.  However, CITIC Cultural , Centiv, Eagle Treasure and Beijing Multimedia entered into an Amended Supplemental Agreement to the Transfer Agreement (the “Amended Supplemental Agreement”), and extended the time for the payment of the NOP Cash Calls as follows:  on or before May 31, 2004 - $5.0 million; and, on or before June 30, 2004 - $50.0 million.  The Amended Supplemental Agreement also provides that the Company and Beijing Multimedia shall pay all legal fees incurred by CITIC Cultural in connection with the Transfer Agreement and any amendments thereto, or transactions contemplated thereby.

Funding the NOP Cash Calls.  In connection with the required payment of the NOP Cash Calls by Beijing Multimedia, Centiv became a party to the Supplemental Agreement to the Transfer Agreement, and has agreed to fund the NOP Cash Calls.  The Company may obtain the necessary funding for the NOP Cash Calls through a private placement of its shares or through a convertible debt security to be issued to the source(s) of the funding.  On April 5, 2004, in connection with the Company’s efforts to arrange the financing to allow Beijing Multimedia and Centiv to make the required NOP Cash Call payments to CITIC Cultural, an investment firm offered to establish an equity line of credit in the initial amount of $50.0 million, with draws on the line of credit to be available to the Company immediately following Centiv’s filing of its Annual Report on Form 10-K for the period ended December 31, 2003, the re-listing of its shares on the NASDAQ OTC:BB, and the completion of the necessary documentation.  After further analysis, management of Centiv decided no to pursue this alternative for funding.

On May 5, 2004, Centiv entered into a Letter of Intent with an investment firm to structure an equity line of credit of up to £100,000,000 (one hundred million pounds sterling).  The Letter of Intent sets forth certain terms and conditions pertaining to structure, use of proceeds, draw down procedures, a pricing formula, and other documentation and general conditions that will be finalized in a definitive subscription agreement between the parties.  Management of Centiv and Beijing Multimedia are currently reviewing the terms of the Letter of Intent.  While management of Centiv and Beijing Multimedia believe that the investment firm is proceeding in good faith, there can be no assurance that the proposed equity line of credit facility will established, or that it will be established in time for the

Company and Beijing Multimedia to satisfy their NOP Cash Call obligations of $55.0 million under the Supplemental Agreement to the Transfer Agreement.

Restructuring.  As part of the transaction with Eagle Treasure, Centiv (a) amended and restated its stock plan to reserve 10,000,000 new shares of common stock for future issuance under existing and assumed stock options and for incentive compensation to officers, directors, and professional advisors.  The Board of Directors of Centiv renamed the 1997 Stock Option Plan, the 2004 Non-Qualified Stock Compensation Plan (the “Plan”), filed a registration statement covering the shares in the Plan with the Securities and Exchange Commission, and issued 4,800,000 shares of common stock under the Plan on February 11, 2004 to directors, professional advisors, and consultants (b) created a wholly owned subsidiary, Centiv Services, Inc. (“Centiv Services”), a Nevada corporation, and transferred its current U.S. based POP signage operations into that entity, (c) changed the makeup of its Board of Directors and Executive Management team (see below), and (d) adopted a new business plan which is designed to grow the Company as an international multimedia holding company.   As of March 31, 2004, the Company had recorded the issuance of 4,800,000 shares as primarily an offset of the liability for such shares assumed from Beijing Multimedia as part of the acquisition transaction, and as nonemployee compensation expense.

The acquisition of Beijing Multimedia and creation of Centiv Services allows Centiv to act as a holding company for its business operations.  In the future, management intends to conduct Centiv’s operations solely through wholly owned or majority owned operating subsidiaries.  Management believes that the holding company structure will improve Centiv’s access to capital and provide additional opportunities to make acquisitions in the multimedia, publishing, and advertising arenas.

Further, on January 16, 2004, the Company’s Board of Directors approved a three-for-four (3:4) reverse stock split of the Company’s common stock.  As of the date of this report, the reverse stock split has not been affected by Centiv.

In addition, in January 2004, the holders of Centiv’s Series B Preferred stock (770,000 shares of Series B Preferred) sold to eight investors 80 percent of the total outstanding Series B Preferred stock in separate contractual arrangements which included promissory notes and security agreements.  Centiv agreed to grant a security interest in the stock of Centiv Services as collateral for the promissory notes, and as consideration for the purchased Series B Preferred to be converted into shares of common stock of Centiv.  By March 3, 2004, all outstanding shares of Series B Preferred had been converted into common stock of Centiv (2,566,668 common shares).

Management Changes.  In December 2003, Messrs. Thomas Pennell, Daryl Splithoff and J. Smoke Wallin resigned as Directors of the Company.  In January 2004, the holders of a majority of the voting power of Centiv’s Series B Convertible Preferred appointed Patrick Ma to fill the vacancy on Centiv’s Board of Directors created by the resignation of Director Thomas Pennell.  After the election of Mr. Ma to the Board of Directors, Messrs. John Larkin, Tom Mason, and Len Finelli resigned as Directors.  The vacancies on the Board of Directors were filled by Messrs. Mak Wai Seung (Shawn), Lau Kwok Hung, and Hu Bing to bring the total number of Directors to four.

Also, in January 2004, the Board of Directors of the Company reached an agreement in principle with Mr. Jeffrey Hall to become the Company’s new President and Director, and to serve as the Chief Executive Officer and Director of a third wholly owned subsidiary of the Company, Target Publishing Group Inc. (“Target Publishing”).  In connection with Mr. Hall’s prospective employment with Centiv, the Company also agreed in principle to acquire all of the issued and outstanding capital stock of Brentwood Media Group Inc. (“BMG”), a California corporation, which is controlled and majority owned by Mr. Hall.  As of the date of this report, all agreements regarding Mr. Hall’s employment and the acquisition of BMG have been terminated between the parties.

New Business Plan.  In the future, management of the Centiv intends to focus its efforts on the acquisition and development of multimedia businesses – publishing and advertising, film production and distribution, television programming, and other multimedia-related entities – all to be owned, operated and managed as wholly owned or majority owned subsidiaries of Centiv.  Management of Centiv believes that the holding company structure will improve Centiv’s diversification and ability to compete, provide better access to sources of capital, and provide Centiv with additional opportunities to make acquisitions of mature as well as development stage businesses without endangering the overall financial condition of the consolidated group as a whole.

Letters of Intent and Target Acquisitions.  Since January 2004, management of Centiv has been actively engaged in the search for and identification of potential acquisition candidates under its new business plan, including the acquisition of BMG, as explained above.  As of the date of this report, Centiv has initiated negotiations with several entities for acquisition, as well as issued certain letters of intent and term sheets with certain other entities where completion of the acquisition process is primarily contingent upon the re-listing of the Company’s stock on the NASDAQ OTC: BB, which was completed on May 13, 2004.  There can be no assurance in the near term that Centiv will be successful in completing the acquisition of any of the entities where negotiations have or are currently being conducted.

Other Matters.  Effective February 1, 2004, Centiv entered into a consulting agreement for professional services with an individual.  The consultant is to assist Centiv in the development, operation and expansion of its entertainment and multimedia business activities.  For services, the consultant is to receive 300,000 shares of Centiv’s common stock as a retainer, 100,000 additional shares of Centiv’s common stock as fee shares for consulting services, and an additional amount of shares of common stock based on the value of each transaction, as determined by the parties, closed by Centiv as a result of the consultant’s efforts or introduction.  Centiv also agreed to register the retainer and fee shares with the Securities and Exchange Commission.  The retainer and fee shares were issued to the consultant from the Centiv’s non-qualified Plan as part of the 4,800,000 common shares issued on February 11, 2004, as described above.

Effective January 1, 2004, the Company entered into an agreement with a member of the Board of Directors of Beijing Multimedia, for proxy and corporate information distribution services.  The agreement has a term through June 30, 2005, and provides for the payment of a one-time access fee to database information of $12,500, and monthly fees of $2,500, plus reimbursement of all out-of-pocket expenses.

Centiv Services – Wholly owned subsidiary

Centiv Services is a wholly owned subsidiary of Centiv.  Its operations are essentially the same operations of Centiv during the periods prior to March 2003 where its main source of revenues came from distribution agreement with Anheuser-Busch (A-B).   But in March 31, 2003, the agreement with A-B terminated and sales dramatically declined since then, ultimately leading to a shift in business focus and acquisition of Beijing Multimedia Limited discussed above.  Centiv Services continues to operate the same business as it did prior to the termination of A-B agreement, but on a much smaller scale with much smaller revenues than experienced prior to March 2003.

Centiv Services is a developer and provider of Web-enabled point-of-purchase (POP) solutions for consumer goods manufacturers and multi-location retailers.  The Instant Impact solution allows marketing managers, brand managers and retailers to create, edit and schedule delivery of customized POP signage, using field-editable sign templates created and/or approved by manufacturers. Instant Impact POP signage is print quality and digitally produced for the unique requirements of each retail location, allowing users to target specific consumer segments at the POP and accumulate quantitative data for analysis and feedback on the success of their in-store or on-premise marketing campaigns. Our products allow a user to access an information database for selecting sign templates approved or created by manufacturers, input data for the sign templates and select signage products for production of the sign templates. Our Internet-based user interface is clear, flexible, user-friendly and changeable to allow control of the message at a corporate or local store level. Instant Impact signage can either be printed in a Centiv print center, or an industry-standard print-formatted file can be delivered via the Internet to any print provider in the world.  We believe that our Instant Impact solution improves marketing results (due to improved signage utilization, customization and images), provides measurable marketing feedback, reduces signage lead time, allows for distribution of brand identity while protecting the integrity of that identity and reduces the costs associated with in-store and on-premises custom signage.

The roots of Centiv Service’s introduction to the custom POP segment were formed in 1998 when we partnered with Anheuser-Busch (A-B) to design, configure, deliver and implement a proprietary A-B POP signage system in over 730 A-B wholesale distributors in the United States and 16 foreign countries. This led to a relationship with Anheuser-Busch pursuant to which we installed a POP system for A-B allowing distributors to access that system to create custom signage using templates created by A-B.  In addition, as part of our agreement, Centiv Service maintained rights to supply consumable print materials to these distributors supported by an in-house call center service. As a result of our exposure to the custom signage business Centiv Services invested in the development of a web- based platform for the collaborative versioning of POP signage.  Beginning in 2001, Centiv Services began the commercialization of Instant Impact.   In December 2002, A-B notified Centiv Services that upon its expiration on March 31, 2003, Centiv Services would no longer be the preferred supplier for various consumables of the system and our preferred supplier technical support agreement would not be renewed.  Our activities with A-B and its distributors terminated upon the expiration of that agreement.

With the termination of the preferred supplier and support agreement effective March 31, 2003, the sales to A-B and the wholesale distributor network will not occur in the future quarters of 2003 and 2004.  Total sales from A-B and its wholesale distributor network for the three months ended March 31, 2003 were $4.1 million.  In response to this, we have undertaken a downsizing of our operations and have reduced our headcount and other operating expenses to a level that we believe will enable us to continue to operate our business.

Although Centiv Services valued its relationship with A-B, the contract did not include the Instant Impact web-based process for POP design and delivery.  The A-B relationship was part of the legacy business model as a wholesaler of digital printing hardware and provider of consumable printing materials. The A-B relationship had never involved the use of Instant Impact™.  As a result, A-B’s decision in no way reflects upon the relevancy and viability of this innovative service going forward.  Despite the revenue impact of losing our supply relationship with A-B, the net contribution impact was negligible. After a prudent assessment of our overhead costs and spending, Centiv Services developed a strategy to defer or reduce ongoing expenses in order to minimize the financial impact of this event.

Results of Operations

Net sales reflect the sale of Centiv Services’ products, net of allowances for returns and other adjustments.  Sales are generated from the sale of products, supplies, and services primarily in the United States.  The web-based Instant Impact product has the following revenue components:  One-time set-up fees, template design and product configuration fees, user training fees, and print services fees.  Revenue is recognized when the service has been performed or in the case of the printing when the product has been shipped.

Cost of goods sold consists primarily of product costs, freight charges, direct costs, and associated overhead with providing services performed by Centiv Services for its customers.

A large portion of Centiv Services’ operating expense is relatively fixed.  Since Centiv Services does not obtain long-term purchase orders or commitments from its customers, management must anticipate the future volume of orders based upon historical purchasing practices.  Cancellations, reductions, or delays in orders by a customer or group of customers could have a material adverse effect on Centiv Services business, financial condition and results of operations.

Selling, general and administrative (SG&A) expenses include costs for sales representatives, marketing and advertising of Centiv Services’ products, training, warehouse costs, information technology, corporate and administrative functions, employee benefits, and facility costs.

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

Critical Accounting Policies

The preparation of financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates on historical experience and other assumptions, which it believes are reasonable.  If actual amounts are ultimately different from these estimates, the revisions are included in Centiv Services results of operations for the period in which the actual amounts become known.

Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and when different estimates than management reasonably could have used have a material impact on the presentation of Centiv Services financial condition, changes in financial condition or results of operations.

Centiv Services critical accounting policies are described below:

Revenue Recognition and Accounts Receivable:

Centiv Services recognizes revenue upon the shipment of its products to the customer provided that Centiv Services has received a signed purchase order, the price is fixed, title has transferred, product returns are reasonably estimable, collection of resulting receivable is reasonably assured, there are no customer acceptance requirements and there are no remaining significant obligations.

Centiv Services establishes reserves for customer accounts receivable balances that are potentially uncollectible.  The methods used to estimate the required allowance are based on several factors including the age of the receivables, the historical ratio of actual write-offs to sales, and projected write-offs.  These analyses take into consideration economic conditions that may have an impact on a specific industry, group of customers, or a specific customer.  The reserves could be materially different if economic conditions change or actual results deviate from historical trends.

Inventory Reserves:

Centiv Services establishes inventory reserves for valuation, shrinkage, and excess and obsolete inventory.  Inventories are stated at the lower of cost or market.  Centiv Services accounts for the inventory on the first-in, first-out (FIFO) method of inventory costing.

Centiv Services records provisions for inventory shrinkage based upon historical experience to account for unmeasured usage or loss.  Actual results differing from these estimates could significantly affect Centiv Services inventories and cost of goods sold.

Centiv Services records provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  Actual product demand or market conditions could be different than projected by management.

Valuation Allowance of Deferred Tax Assets:

Centiv Services maintains a valuation allowance with respect to deferred tax assets.  Centiv Services establishes a valuation allowance based upon potential likelihood of realizing the deferred tax asset and taking into consideration the companies current financial position and results of operations for the current and preceding years.  Future realization of the deferred tax benefit depends on the existence of sufficient taxable income within the carry-back or carry-forward period under the tax law.

Changes in circumstances, such as Centiv Services generating taxable income, could cause a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance will be included in income in the year of the change in estimate.

Other:

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements.  Policies relating to revenue recognition, fair value of financial instruments, depreciation, long-lived assets, income taxes and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board, Securities and Exchange Commission, etc.  Although no specific conclusions reached by these authorities appear likely to cause a material change in Centiv Services’ accounting policies, outcomes cannot be predicted with confidence.

Three Months Ended March 31, 2004 Compared With Three Months Ended March 31, 2003

Net Sales.  Total sales from continuing operations of $627,000 for the three months ended March 31, 2004, decreased 87% or $4.2 million, compared to $4,782,000 for the three months ending March 31, 2003.  As previously mentioned, with the expiration of the Anheuser-Busch (A-B) preferred supplier and support agreement effective March 31, 2003, there were no sales to A-B and the wholesale distributor network for the three months ended March 31, 2004.  Sales to A-B and its wholesale distributor network were $4.1 million for the three months ended March 31, 2003.

Sales of the Instant Impact product line were $627,000 for the three months ended March 31, 2004, compared to $717,000 or a decrease of $90,000 over the sales of $717,000 for the three months ended March 31, 2003.  The sales decrease for the three months ended March 31, 2004 over the same period in the prior year was attributable primarily to a shift in the timing of the spending of the promotional budget for one of our customers.  In 2003, this customer spent the promotional budget in Q1 2003, but is expecting to spread the expenditure across Q2 to Q4 quarters in 2004.  Sales for this one customer accounted for $224,000 for the three months ended March 31, 2003 and sales of $4,000 for the three months ended March 31, 2004.  Excluding the impact of the timing of the expenditure for this one customer, sales of Instant Impact for the three months ended March 31, 2004 increased by 26% from sales of $493,000 in Q1 2003 to $624,000 in Q1 2004.

Sales of the Instant Impact product line for three months ended March 31, 2004, increased 67% or $251,000 over the three months ended December 31, 2003.  This increase is due, in part, to seasonality within the existing customer base as well as growth from existing and new customers.

Gross Profit.  Gross profit from continuing operations of $355,000 for the three months ended March 31, 2004 decreased 74% or $1015,000, compared to $1,370,000 for the three months ended March 31, 2003.  However, gross profit as a percentage of sales increased 28% to 57% for the three months ended March 31, 2004 compared to 29% for the three months ended March 31, 2003.  The gross profit percentage in 2004 is reflective of the Instant Impact sales, while the prior year gross profit margin contained a mix of Instant Impact sales and sales to A-B.  Instant Impact margins were 57% compared to margins of 23% for the A-B sales for the three months ended March 31, 2003.

The reason for the margin difference is that the A-B business relationship consisted of sales of lower margin digital printing hardware and consumable printing materials, while the Instant Impact business consists of web-based services including web set-up fees, creative services as well as production of customized point of purchase signage.

SG&A Expenses.  SG&A expenses from continuing operations of $696,000 for the three months ended March 31, 2004 decreased $576,000 or 45%, compared to $1.3 million for the three months ended March 31, 2003.  As a result of the termination of the A-B agreement, Centiv Services restructured its operations and eliminated the costs associated with the A-B business have been eliminated effective March 31, 2003.

Depreciation Expense..   Depreciation expense decreased $20,000, or 14%, to $122,000 for the three months ended March 31, 2004, as compared to $142,000 for the three months ended March 31, 2003.  The decrease in depreciation expense relates to the $154,000 write-off of fixed assets in Q4 2003 for assets that are no longer in use.

Interest Income/expense.   Interest income of $14,000 for the three months ended March 31, 2004, compared to interest expense of $16,000 for the three months ended March 31, 2003.  The interest income in 2004 relates to the interest on the outstanding loans due from stockholders which were paid in full during Q1 2004.  For Q1 2003, the interest expense of $16,000 related to the interest on the convertible subordinated debt that was retired on March 31, 2003

Income Taxes.  Centiv Services effective tax rate for continuing operations was 0% for the three months ended March 31, 2004 and 2003 as Centiv Services tax benefit was offset by a corresponding increase in the valuation allowance for deferred income taxes.

Net Loss.  Centiv Services had a net loss of $449,000 for the three months ended March 31, 2004, compared to the net loss of $60,000 for the three months ended March 31, 2003.  The increase in the net loss is attributable primarily to the lower sales and margins as a result of the termination of the A-B business effective March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

On March 31, 2004, Centiv Services had $456,000 in cash and a positive working capital of $471,000 compared to $877,000 in cash and $536,000 in working capital as of December 31, 2003. Centiv Services used $765,000 of cash from operations for the three months ended March 31, 2004 compared to $85,000 of cash used from operations for the three months ended March 31, 2003.  During the three months ended March 31, 2004, cash was used to pay accounts payable and accrued expenses of $419,000 primarily relating to the lease termination payout of $348,000.

During the three months ended March 31, 2003, cash of $85,000 was used to pay accounts payable and accrued expenses of $1.3 million relating to vendor payments for the Anheuser Busch equipment upgrade that took place in Q4 2002.  Offsetting these payments was cash of $1.3 million through a reduction in accounts receivable, inventories and prepaid expenses as a result of the termination of the Anheuser Busch agreement.

For the three months ended March 31, 2004, Centiv Services generated cash of $69,000 from investing activities.  Centiv Services received cash of $75,000 from the sale of the CalGraph Business, partially offset by cash used of $6,000 for the purchase of computer and production equipment.  For the three months ended March 31, 2003, Centiv Services generated cash of $62,000 from investing activities.  Centiv Services received cash of $75,000 from the sale of the CalGraph Business, partially offset by cash used of $13,000 for the purchase of computer and production equipment.

For the three months ended March 31, 2003, Centiv Services generated cash of $275,000 from financing activities.  Centiv Services received proceeds of $283,000 from repayment of shareholder loans as a result of the sale of the Channels Business on December 31, 2001.

For the three months ended March 31, 2003, Centiv Services generated cash of $1,402,000 from financing activities.  Centiv Services received net proceeds of $1,910,000 from a private equity offering.  In addition, Centiv Services repaid $500,000 of convertible subordinated debt

Centiv Services believes that its available funds together will be adequate to satisfy its current and planned operations, including restructuring accruals, for at least the next 12 months

RECENT ACCOUNTING PRONOUNCEMENTS

On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (“SFAS 150”), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or “mezzanine” equity, by now requiring those instruments to be classified as liabilities in the statement of financial position.  SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives.  SFAS 150 affects an entity’s classification of the following freestanding instruments:  a) mandatorily redeemable instruments, b) financial instruments to repurchase an entity’s own equity instruments, c) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments, d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety.  The Company does not expect that adoption of this statement will have any material effect on its results of operations or financial position.

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

Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of the impact of competition and competitive pricing, business conditions and growth in the industry, general and economic conditions, and other risks.  Investors should review the more detailed description of these and other possible risks contained in the Company’s filings with the Securities and Exchange Commission, including the Company’s Form 10-K for the year ended December 31, 2003.

ITEM 3.  CONTROLS AND PROCEDURES

1.               Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of management of the Company, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Exchange Act) as of a date (the “Evaluation Date”) within 90 days prior to the filing date of this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidate subsidiaries) required to be included in the Company’s periodic SEC filings.

2.               Changes in internal controls.

There were no significant changes made in the internal controls of the Company and subsidiaries during the period covered by this report or, to the knowledge of management, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2004, Centiv amended and restated its stock plan to reserve 10,000,000 new shares of common stock for future issuance under existing and assumed stock options and for incentive compensation to directors, professional advisors, and consultants.  The Board of Directors of Centiv renamed the 1997 Stock Option Plan, the 2004 Non-Qualified Stock Compensation Plan (the “Plan”), filed a registration statement covering the shares in the Plan with the Securities and Exchange Commission, and issued 4,800,000 shares of common stock under the Plan on February 11, 2004 to officers, directors and professional advisors

On February 4, 2004, to complete the Stock Purchase Agreement with Eagle Treasure, Centiv issued 20,250,000 unregistered shares of its $.001 par value common stock in the name of Eagle Treasure in exchange for the 202,500 shares of the issued and paid up share capital of Beijing Multimedia, and the assumption of certain obligations.

In January 2004, the holders of Centiv’s Series B Preferred stock (770,000 shares of Series B Preferred) sold to eight investors 80 percent of the total outstanding Series B Preferred stock in separate contractual arrangements which included promissory notes and security agreements.  Centiv agreed to grant a security interest in the stock of Centiv Services as collateral for the promissory notes, and as consideration for the purchased Series B Preferred to be converted into shares of common stock of Centiv.  By March 3, 2004, all outstanding shares of Series B Preferred had been converted into common stock of Centiv (2,566,668 common shares).

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

The Company does not currently comply with the additional NASDAQ listing requirement of sustaining a closing bid price of at least $1.00 per share for a minimum of ten consecutive trading days. Centiv must remedy this deficiency within a grace period set by NASDAQ, which expires on June 9, 2003. The Company plans to seek stockholder approval at the Annual Shareholder Meeting, to amend its Certificate of Incorporation to grant the Board authority to effect a reverse stock split, if necessary, to achieve compliance with this requirement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Exhibits.

Exhibit Number	Description

[List option agreements, etc of BM]

31	Certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Reports on Form 8-K

The following reports on Form 8-K have been filed during the three months ended March 31, 2002:

On February 6, 2004, Centiv filed a Current Report on Form 8-K with the Securities and Exchange Commission describing in detail the transaction with Eagle Treasure, and the acquisition of Beijing Multimedia.

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-QSB TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 18th DAY OF MAY, 2004.

CENTIV, INC.

SIGNATURE		Title

By:	/s/ Mak Wai Keung, Shawn	Chief Executive Officer,
President and Director (principal
executive officer)

By:	/s/ Lau Kwok Hung	Chief Financial Officer and Director
(principal financial and accounting officer and duly authorized officer of the Registrant)