Form 10QSB
period 2004-06-30
CENTIV INC
filed 2004-08-30
CIK 1044167

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

The number of shares outstanding of the Registrant’s common stock, par value $.001, as of August 20, 2004, the latest practicable date, was 32,629,714  shares.

CENTIV, INC.

PART I – FINANCIAL INFORMATION

CENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEET

($ in thousands)

June 30, 2004
(unaudited)
ASSETS
Current assets:
Total current assets	$—

Other assets:
Net operating profits interests	75,425
Total assets	$75,425

LIABILITIES
Current liabilities:
Accounts payable – related party and other	$322
Net operating profits interests payable	55,000
Total current liabilities	55,322

Total liabilities	55,322

Commitments and Contingencies

STOCKHOLDERS’ EQUITY

Common Stock $.001 par value, 35,000,000 shares authorized; 32,629,714 shares issued and outstanding at June 30, 2004	33

Preferred Stock, $.001 par value, 5,000,000 shares authorized
Series A Preferred Stock, 1,000,000 shares designated; no shares issued or outstanding at June 30, 2004	—

Series B Preferred Stock, 1,000,000 shares designated; no shares issued or outstanding at June 30, 2004	—

Additional paid-in capital	21,553
Accumulated deficit	(2,483)

Total stockholders’ equity	19,103

Total liabilities and stockholders’ equity	$75,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

($ in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$547	$585	$1,174	$5,367
Cost of goods sold	262	247	534	3,659
Gross profit	285	338	640	1,708

Operating expenses:
Selling, general and administrative	2,821	643	3,795	1,915
Depreciation	77	144	199	286

Loss from operations	(2,613)	(449)	(3,354)	(493)

Other income	—	—	—	—
Interest income (expense)	—	4	14	(12)

Loss from continuing operations	(2,613)	(445)	(3,340)	(505)

Loss from discontinued operations (net of tax)	(954)	—	(954)	—

Net loss	$(3,567)	$(445)	$(4,294)	$(505)

Basic and Diluted Loss Per Share

Weighted average shares outstanding	30,797,169	1,670,718	23,517,322	1,535,474

Continuing operations per share	$(0.09)	$(0.27)	$(0.14)	$(0.33)

Discontinued operations per share	$(0.03)	$0.00	$(0.04)	$0.00

Net loss per share	$(0.12)	$(0.27)	$(0.18)	$(0.33)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CENTIV, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Six Months Ended June 30,
	2004	2003
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net loss	$(4,294)	$(505)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts receivable	—	11
Depreciation	199	286
Non-cash interest on note payable (receivable)	—	(21)
Shares issued to consultants	2,001	—
Non-cash compensation for warrants and options	—	6
Amortization of Discount on Convertible Subordinated Debt	—	10
Changes in net assets and liabilities
Accounts receivable	(163)	1,260
Inventories	11	795
Prepaid expenses and other assets	302	172
Accounts payable and accrued expenses	(32)	(2,867)
Contract obligations and deferred income	(69)	(87)
Other long-term liabilities	(57)	47
Income taxes	—	16
Net assets, discontinued operations	954	—
Total adjustments	3,146	(372)
Net cash used in operating activities	(1,148)	(877)

Cash flows from investing activities:
Purchase of property and equipment — continuing operations	—	(29)
Proceeds from sale of CalGraph Business	—	150
Net cash provided by investing activities	—	121

Cash flows from financing activities:
Proceeds of repayment from shareholder loan	271	—
Repayment of convertible subordinated debt facility	—	(500)
Net proceeds from private placement of securities	—	1,910
Proceeds from stock options exercised	—	2
(Repayment)/Proceeds, net, from capital lease	—	(16)
Net cash provided by financing activities	271	1,396

Increase (decrease) in cash and cash equivalents	(877)	640
Cash and cash equivalents, beginning of year	877	1,304
Cash and cash equivalents, as of June 30	$—	$1,944

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

CENTIV, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.              BASIS OF PRESENTATION

The accompanying condensed unaudited consolidated financial statements of Centiv, Inc. and subsidiaries (“Centiv” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions per Item 310(b) of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  Operating results for the three months and the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004.  For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2003.

2.          MERGER AND SALE OF DISCONTINUED OPERATION

On or about May 7, 2004, the Company entered into a merger agreement with CNTV Entertainment Group, Inc., a Nevada corporation, primarily to change its corporate domicile from Delaware to Nevada and to change its name from Centiv, Inc. to CNTV Entertainment Group Inc. (“CEGI”).  The authorized capital stock of CEGI  consists of One Billion (1,000,000,000) shares of $.001 par value common stock.  CEGI also has authorized the following convertible preferred stock:  Series A - 200,000 shares; Series B - 200,000 shares; Series C - 300,000 shares; Series D - 300,000 shares; Series E - 300,000 shares; Series F- 400,000 shares; and, Series G - 400,000 shares.

The merger shall become effective at the time of the filing of the appropriate articles of merger with the Secretary of State of the State of Nevada and the Secretary of State of the State of Delaware.  As of the date of this  report, the merger is not effective, however, is expected to become effective in the quarter ending September 30, 2004.

On the anticipated effective date, every ten shares of the issued and outstanding$.001 par value common stock of Centiv, Inc. are anticipate to be converted into one share of the $.001 common stock of CEGI.  One whole share is anticipated to be issued to any shareholder of Centiv, Inc. with respect to fractional shares in the CEGI resulting from such division.

Options, warrants, and conversion rights to acquire capital stock of Centiv, Inc. is anticipated to be converted into the number of shares of options, warrants, and conversion rights to acquire capital stock of the CEGI into which shares of capital stock of Centiv, Inc. covered by the option, warrant, or conversion right would have been  converted if such shares had been held by the holder of the option, warrant, or conversion rights at an appropriately adjusted option, purchase, or conversion price.

In connection with the merger, the Company also spun off all of its shares held in Centiv Services, Inc., a wholly owned subsidiary (“CS”) to the former holders of the Series B preferred stock (See Note 5).  As such, the Company accounted for this transaction as a sale of a discontinued operation, and recorded a loss of $954,000 (the value of the net assets of CS) resulting from the spin off).

3.              NET LOSS PER COMMON SHARE

Basic and diluted net income/(loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period.  Since the Company has a net loss from continuing operations, there were no common share equivalents that were dilutive during any of the periods presented.  The changes in outstanding shares during the three months ended June 30, 2004 and 2003 are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Common shares:
Outstanding at beginning of period	29,294,483	1,665,731	1,677,815	1,395,728
Shares issued (redeemed) during the period	3,335,231	9,584	30,951,899	279,587
Outstanding at end of period	32,629,714	1,675,315	32,629,714	1,675,315

Basic and Diluted weighted average shares	30,797,169	1,670,718	23,517,322	1,535,474

Shares issued during the six months ended June 30, 2004, reflect the conversion of Series B preferred stock into common shares as described in Note 6, the acquisition of Beijing Multimedia through the issuance of common stock, and the issuance of stock grants assumed as part of the acquisition of Beijing Multimedia.  Also, shares issued during the three months ended June 30, 2004, reflect shares issued to related parties and consultants as described in Note 6.

The weighted average common shares exclude securities that would be anti-dilutive upon conversion. Accordingly, as of June 30, 2004, there are 1,000,000 warrants with an exercise price of $0.50 that expire in March 2010, 810,000 warrants with an exercise price of $1.50 per share that expire in March 2007, 85,000 warrants with an exercise price of $1.75 per share that expire in March 2008, 119,250 warrants with exercise prices between $1.00 and $1.15 per share that expire between 2003 and 2007, and 16,532,132 stock options that are excluded from the weighted average shares outstanding.

4.              INCOME TAXES

There was no income tax provision/(benefit) for the three months and six months ended June 30, 2004, and 2003 as any provision/(benefit) was offset by a corresponding reduction/(increase) in the valuation allowance for deferred income taxes.  In connection with the spin off of CS, the Company no longer has any deferred income tax amounts as of June 30, 2004.

5.              CORPORATE RESTRUCTURING AND NEW BUSINESS PLAN

Acquisition of Beijing Multimedia Limited.  On January 29, 2004, the Company announced that it had entered into a Stock Purchase Agreement with Eagle Treasure Limited (“Eagle Treasure”), a company incorporated in the British Virgin Islands, under which Centiv acquired all of the issued capital stock of Eagle Treasure’s subsidiary, Beijing Multimedia Limited (“Beijing Multimedia”), a company incorporated in the British Virgin Islands.  The acquisition of Beijing Multimedia under the Stock Purchase Agreement was approved and ratified by the Board of Directors of the Company on January 16, 2004.  On February 4, 2004, to complete the Stock Purchase Agreement with Eagle Treasure, Centiv issued 20,250,000 unregistered shares of its $.001 par value common stock in the name of Eagle Treasure in exchange for the entire 202,500 shares of the issued and paid up share capital of Beijing Multimedia.  Further, Centiv assumed certain pre-existing obligations of Beijing Multimedia, including but not limited to the issuance of certain fee shares of capital stock, and stock options to directors, professional advisors, and consultants of Beijing Multimedia.  As a result of the exchange of shares and assumption and satisfaction of obligations, Beijing Multimedia became a wholly owned subsidiary of the Company.  On February 6, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission describing in detail the transaction with Eagle Treasure and the acquisition of Beijing Multimedia.

Transfer Agreement.  Prior to the acquisition of Beijing Multimedia by the Company, under a Transfer Agreement dated December 16, 2003, Beijing Multimedia acquired certain net operating profits interests (“NOP Interests”) amounting to approximately 30 percent of the joint advertising activities of CITIC Cultural & Sports Industry Co. Ltd., a company organized under the laws of the People’s Republic of China (“CITIC Cultural”).  Also under the Transfer Agreement, the NOP interests, as determined and under terms guaranteeing certain minimum amounts, will be paid semi-annually to Beijing Multimedia over the term of the Transfer Agreement which is from January 1, 2004, through the later of December 31, 2016, or the date on which CITIC Cultural’s license agreements with two entities terminate, in exchange for certain NOP Cash Calls totaling $50.0 million (subsequently increased to $55.0 million) which were required to be paid to CITIC Cultural by Beijing Multimedia on or before March 31, 2004. If Beijing Multimedia cannot meet the requirement to pay the NOP Cash Calls to CITIC Cultural under the terms of the Transfer Agreement or any amendments or extensions thereto, then the NOP Interests of Beijing Multimedia shall be reduced by .0017 percent for each $100,000 in NOP Cash Calls not funded, but not below a minimum level of fifteen (15) percent of the initial NOP Interests.

CITIC Cultural is a company that specializes in cultural and media businesses.  Its principal businesses include film production and distribution, television drama and program production and distribution, subway and railway advertising, magazine and newspaper publication, and sports and entertainment entities.  CITIC Cultural is an affiliate of China International Trust & Investment Co. Ltd. and its subsidiaries (collectively, the “CITIC Group”).

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

In conjunction with the issuance of 20,250,000 unregistered shares, the Company recorded its NOP Interests contract rights on its balance sheet, which has a balance of $75 million as of June 30, 2004.

Amendment of the Transfer Agreement.  The NOP Interests of Beijing Multimedia under the Transfer Agreement are subject to the completion of the NOP Cash Calls which total $50.0 million (subsequently increased to $55.0 million), and, as explained above, were required to be paid to CITIC Cultural on or before March 31, 2004.  As of June 30, 2004, Beijing Multimedia was in default under the Transfer Agreement for non-payment of the NOP Cash Calls, and was subject to a reduction of its NOP Interests, as explained above.  On April 9, 2004, CITIC Cultural, Beijing Multimedia, Centiv, and Eagle Treasure entered into a Supplemental Agreement to the Transfer Agreement, wherein the parties agreed (a) to extend the date for the payment of the NOP Cash Calls from March 31, 2004, to May 31, 2004; (b) to increase the amount of the NOP Cash Calls from $50.0 million to $55.0 million; (c) that Beijing Multimedia and Centiv, jointly and severally, would pay the $55.0 million of NOP Cash Calls as follows:  on or before April 30, 2004 - $10.0 million; on or before May 16, 2004 - $15.0 million; and, on or before May 31, 2004 - $30.0 million, and (d) that the Company would complete and file its Annual Report on Form 10-K with the Securities and Exchange Commission and do other such matters so as to qualify for the NASDAQ OTC:BB on or before April 16, 2004.

The Company did not file its Annual Report on Form 10-K or qualify for the OTC:BB on or before April 16, 2004, and, as such, was in default under the Transfer Agreement and the related Supplemental Agreement as of that date.  Effective April 16, 2004, the parties to the Supplemental Agreement entered into an amendment agreement and extended the due date for the Company to file its Annual Report on Form 10-K and complete other such matters so as to qualify for the NASDAQ OTC:BB from April 16, 2004, to April 28, 2004.  Centiv filed its Annual Report on Form 10-K with the Securities and Exchange Commission on April 28, 2004, and continued to work on the matters requisite to qualify for the NASDAQ OTC:BB.  On May 13, 2004, Centiv qualified to re-list its common stock on the NASDAQ OTC:BB.

As of June 30, 2004, Centiv and Beijing Multimedia were in default under the Supplemental Agreement to the Transfer Agreement and had not paid any of the NOP Cash Call obligations to CITIC.  Effective August 9, 2004, CITIC Cultural, Beijing Multimedia, Eagle Treasure Limited and Centiv entered into a Second Amendment to the Transfer Agreement (the “Second Amendment”) which superceded the Supplemental Agreement to the Transfer Agreement.  In addition, the Second Amendment extended the due date for the payment of the NOP Cash Calls of $55.0 million from March 31, 2004, to September 30, 2004.  The Second Amendment also provides for the automatic extension of the due date for the payment of the NOP Cash Calls for thirty-day (30) periods provided that written confirmation of each extension is provided by CITIC Cultural within three (3) days before the expiration of each 30-day extension period.  The Second Amendment also provides that Centiv shall use its best efforts to obtain up to $40.0 million in debt financing or by a placement of Centiv’s capital stock to create the financing for Beijing Multimedia to satisfy the NOP Cash Calls due to CITIC Cultural under the Transfer Agreement.

Funding the NOP Cash Calls.  In connection with the required payment of the NOP Cash Calls by Beijing Multimedia, Centiv became a party to the Supplemental Agreement to the Transfer Agreement and the Second Amendment, and has agreed to fund the NOP Cash Calls.  The Company may obtain the necessary funding for the NOP Cash Calls through a private placement of its shares or through a convertible debt security to be issued to the source(s) of the funding.  On April 5, 2004, in connection with the Company’s efforts to arrange the financing to allow Beijing Multimedia and Centiv to make the required NOP Cash Call payments to CITIC Cultural, an investment firm offered to establish an equity line of credit in the initial amount of $50.0 million, with draws on the line of credit to be available to the Company immediately following Centiv’s filing of its Annual Report on Form 10-K for the period ended December 31, 2003, the re-listing of its shares on the NASDAQ

OTC:BB, and the completion of the necessary documentation.  After further analysis, management of Centiv decided not to pursue this alternative for funding.

On May 5, 2004, Centiv entered into a Letter of Intent with an investment firm to structure an equity line of credit of up to £100,000,000 (one hundred million pounds sterling).  The Letter of Intent sets forth certain terms and conditions pertaining to structure, use of proceeds, draw down procedures, a pricing formula, and other documentation and general conditions that will be finalized in a definitive subscription agreement between the parties.  Management of Centiv and Beijing Multimedia are currently pursuing the completion of the equity line of credit.  While management of Centiv and Beijing Multimedia believe that the investment firm is proceeding in good faith, there can be no assurance that the proposed equity line of credit facility will be established, or that it will be established under the terms of the Second Amendment.   As of August 20, 2004, neither Centiv nor Beijing Multimedia had obtained any written agreements to provide the necessary funds to meet the payment obligations of $55.0 million to CITIC Cultural described above.

Restructuring.  As part of the acquisition transaction with Eagle Treasure, Centiv (a) amended and restated its stock plan to reserve 10,000,000 new shares of common stock for future issuance under existing and assumed stock options and for incentive compensation to officers, directors, and professional advisors.  The Board of Directors of the Company renamed the 1997 Stock Option Plan, the 2004 Non-Qualified Stock Compensation Plan (the “Plan”), filed a registration statement covering the shares in the Plan with the Securities and Exchange Commission, and issued 4,400,000 shares of common stock under the Plan on February 11, 2004, to directors, professional advisors, and consultants of Beijing Multimedia in connection with the acquisition, and 400,000 shares to a consultant of the Company, (b) created a wholly owned subsidiary, Centiv Services, Inc. (“Centiv Services”), a Nevada corporation, and transferred its current U.S. based POP signage operations into that entity, (c) changed the makeup of its Board of Directors and Executive Management team (see below), and (d) adopted a new business plan which is designed to grow the Company as an international multimedia holding company.   As of June 30, 2004, the Company had recorded the issuance of 4,800,000 shares as primarily an offset of the liability for such shares assumed from Beijing Multimedia as part of the acquisition transaction and as nonemployee compensation expense.

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

In addition, in January 2004, the holders of the Company’s Series B Preferred stock (770,000 shares of Series B Preferred Stock) sold to eight investors 80 percent of the total outstanding Series B Preferred stock in separate contractual arrangements which included promissory notes and security agreements.  Centiv agreed to grant a security interest in the stock of Centiv Services as collateral for the promissory notes, and as consideration for the purchased Series B Preferred to be converted into shares of common stock of the Company.  By March 3, 2004, all outstanding shares of Series B Preferred had been converted into common stock of the Company (2,566,668 common shares).  The promissory notes were not paid when due.  As such Centiv was called upon under the collateral arrangement, to satisfy the obligations.  Effective May 31, 2004, the Company executed a Share Transfer Agreement with the eight investors, and transferred 100,000 shares of common stock of Centiv Services (representing all of the outstanding shares of common stock held by Centiv) to satisfy the promissory notes.  In addition, the Company also assigned all of its right, title, and interest in the name “Centiv” and related trademarks and service marks, and all goodwilll related thereto including the centiv.com domain name.  This transaction caused the Company to take the measures as described in Note 2.

Management Changes.  In December 2003, Messrs. Thomas Pennell, Daryl Splithoff, and J. Smoke Wallin resigned as Directors of the Company.  In January 2004, the holders of a majority of the voting power of Centiv’s Series B Convertible Preferred appointed Patrick Ma to fill the vacancy on Centiv’s Board of Directors created by the resignation of Director Thomas Pennell.  After the election of Mr. Ma to the Board of Directors, Messrs. John Larkin, Tom Mason, and Len Finelli resigned as Directors.  The vacancies on the Board of Directors were subsequently filled by Messrs. Mak Wai Seung (Shawn), Lau Kwok Hung, and Hu Bing to bring the total number of Directors to four.

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

On June 17, 2004, the Company announced that it had entered into a letter of intent with the shareholders of Rhino Films Inc. (“Rhino”) to acquire 100% ownership of Rhino through a cash and share-for-share exchange with the Rhino shareholders.  As of the date of this report, the parties to the letter of intent have agreed that the acquisition transaction is considered to be “on hold” until Centiv completes, if at all, its capital formation activities related to the equity line of credit.

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

REDEEMABLE WARRANTS

As part of the Company’s initial public offering, the investor received a Redeemable Warrant that entitled the registered holder to purchase one share of Class A Common Stock at an exercise price of $25.20 per share (adjusted for 1 for 3 reverse split effective June 16, 2003) at any time until the fifth anniversary of the date of issue, which was November 10, 2002.  Beginning on the first anniversary of the date of issue, the Redeemable Warrants were redeemable by the Company on 30 days written notice and at a redemption price of $.05 per Redeemable Warrant if the closing price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $35.25 per share (adjusted for 1 for 3 reverse split effective June 16, 2003).  All Redeemable Warrants must be redeemed, if any are redeemed.  The Company has reserved from its authorized but unissued shares a sufficient number of shares of Class A Common Stock for issuance upon the exercise of the Redeemable Warrants.  The Redeemable Warrants did not contain any voting or other rights of a stockholder of the Company.  These redeemable warrants expired on November 10, 2002.

CLASS B COMMON STOCK

On January 21, 2000, the Company eliminated its dual class of stock and all outstanding shares of Class B Common Stock were converted into Class A Common Stock on a one-for-one basis.  On May 1, 1997, the Company increased the outstanding shares from 100 to 3,424 by declaring a 34.24-for-1 stock split of the Company’s common stock (par value of $1.00).  On June 2, 1997, the Company declared a 400-for-1 stock split of the Company’s common stock pursuant to which all of the Company’s outstanding common stock was exchanged for 4,000,000 shares of Class B Common Stock with a par value of $.001.  During October 1997, the Company affected an ..83333325-for-1 reverse stock split pursuant to which the outstanding shares of Class B Common Stock were exchanged for 3,333,333 shares of Class B Common Stock.  Each share of Class B Common Stock was entitled to five votes on all matters on which stockholders may vote, including the election of directors.  Each share of Class B Common Stock was automatically converted into one share of Class A Common Stock upon (i) its sale, gift of transfer, except in the case of a transfer to a trust for which the original holder acts as sole trustee or to any other holder of Class B Common Stock, (ii) the death of the original holder thereof, including in the case of the original holder having transferred the Class B Common Stock to a trust for which the original holder served as trustee during his or her lifetime, or (iii) the conversion of an aggregate of 75% of the authorized shares of Class B Common Stock.

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

The promissory notes were not paid when due.  As such, Centiv was called upon under the collateral arrangement to satisfy the obligations.  Effective May 31, 2004, the Company executed a Share Transfer Agreement with the eight investors, and transferred 100,000 shares of common stock of Centiv Services (representing all of the outstanding shares of common stock held by Centiv) to satisfy the promissory notes.  In addition, the Company also assigned all of its right, title, and interest in the name “Centiv” and related trademarks and service marks, and all good will related thereto including the Centiv.com domain name.  This transaction caused the Company to take the measures as described in Note 2.

THE MAY 20, 2004 COMMON STOCK ISSUANCE

On or about May 20, 2004, the Company issued 3,335,231 shares of its common stock (The “May 20, 2004 Share Issuance”) as consideration related parties and consultants for professional services rendered.  The Company recorded consulting expense in the amount of $2,001,039 or $.60 per share.  No amounts were due to these related parties or consultants as of June 30, 2004.

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

On January 7, 2004, the Company granted 171,000 stock options and accelerated the exercisability of all outstanding options and to increase the period of exercisability to 12 months following termination of employment with the Company. As of June 30, 2004, the Company had zero stock options available for grant under the Plan.

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

As described in Note 2 above, the Company entered into a merger agreement which significantly changed its capital structure.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements, including the related notes thereto provided elsewhere herein.  In particular, it should be emphasized that during the three months and six months ended June 30, 2004, the Company reported the acquisition of significant assets and payment obligations, changed its management team, changed its capital structure, increased the size of its amended and restated non-qualified stock compensation plan, transferred its on-going POP operations to Centiv Services and spun off Centiv Services as a subsidiary, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing and advertising.  The Overview that follows discusses the business transacted by Centiv during the three months and six months ended June 30, 2004 and 2003.

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

In January 2004, Centiv announced the acquisition of Beijing Multimedia which holds significant assets and payment obligations, changed its management team, changed its capital structure,

increased the size of its amended and restated non-qualified stock compensation plan, transferred its on-going POP signage operations to Centiv Services, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing and advertising.  The consolidated financial statements and notes thereto also include disclosures concerning the significant events, agreements or transactions that occurred or were effected during the three and six months ended June 30, 2004.  During the remainder of 2004, the value of Centiv and its subsidiary will be greatly influenced by the performance of the newly acquired assets, capital formation activities, the completion of funding obligations, and the decisions of the new management team.  Moreover, the Company’s securities may trade with potentially significant volatility as the securities markets evaluate and digest information about the business, both historically and to be transacted by Centiv and its subsidiaries in the future.

The Company has incurred consolidated operating losses that exceed twenty seven million dollars.

As of June 30, 2004, Centiv reported an accumulated deficit of $2.5 million.

The Company cannot predict its future results because of the Significant Changes Occurring after June 30, 2004.

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

The Centiv POP Business has not generated significant revenues to date and incurred losses in calendar years 2001, 2002, 2003 and three and six months ended June 30, 2004.  Further, the Centiv POP Business was spun off effective May 31, 2004.

The Centiv POP Business was commenced in 1998, has a limited operating history, and incurred losses for the years 2000 — 2003, although it did make an operating profit in 1998 and 1999.  Losses continued into the year 2004, and Centiv Services, as a subsidiary of Centiv, was spun off effective May 31, 2004.

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

OVERVIEW

Centiv – Parent Holding Company and Beijing Multimedia Limited - Subsidiary

In January 2004, Centiv announced the acquisition of Beijing Multimedia which holds significant assets and payment obligations, changed its management team, changed its capital structure, increased the size of its amended and restated non-qualified stock compensation plan, transferred its on-going POP signage operations to Centiv Services, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing and advertising.  Note 5 to the condensed consolidated financial statements include disclosures concerning the significant events, agreements or transactions that occurred or were effected during the six months ended June 30, 2004. During the remainder of 2004, the value of Centiv and its continuing subsidiary (Beijing Multimedia) will be greatly influenced by the performance of the newly acquired assets, capital formation activities, the completion of funding obligations, and the decisions of the new management team.  Moreover, the Company’s securities may trade with potentially significant volatility as the securities markets evaluate and digest information about the business, both historically and to be transacted by Centiv and its subsidiary in the future.  The following discusses the transactions which dramatically changed our business activities and our capital structure.

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

In conjunction with the issuance of 20,250,000 unregistered shares of common stock, Centiv recorded its NOP interests contract rights on its balance sheet, which has a balance of $71 million as of June 30, 2004.

Amendment of the Transfer Agreement.  The NOP Interests of Beijing Multimedia under the Transfer Agreement are subject to the completion of the NOP Cash Calls which total $50.0 million (subsequently increased to $55.0 million), and, as explained above, were required to be paid to CITIC Cultural on or before March 31, 2004.  As of June 30, 2004, the Company and Beijing Multimedia were in default under the Transfer Agreement for non-payment of the NOP Cash Calls, and was subject to a reduction of its NOP Interests, as explained above.  On April 9, 2004, CITIC Cultural, Beijing Multimedia, Centiv, and Eagle Treasure entered into a Supplemental Agreement to the Transfer Agreement, wherein the parties agreed (a) to extend the date for the payment of the NOP Cash Calls from March 31, 2004, to May 31, 2004; (b) to increase the amount of the NOP Cash Calls from $50.0 million to $55.0 million; (c) that Beijing Multimedia and Centiv, jointly and severally, would pay the $55.0 million of NOP Cash Calls as follows:  on or before April 30, 2004 - $10.0 million; on or before May 16, 2004 - $15.0 million; and, on or before May 31, 2004 - $30.0 million, and (d) that Centiv would complete and file its Annual Report on Form 10-K with the Securities and Exchange Commission and do other such matters so as to qualify for the NASDAQ OTC:BB on or before April 16, 2004.  Centiv qualified for the NASDAQ OTC:BB on May 14, 2004.

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

As of June 30, 2004, Centiv and Beijing Multimedia were in default under the Supplemental Agreement to the Transfer Agreement and had not paid any of the NOP Cash Call obligations to CITIC Cultural.  Effective August 9, 2004, CITIC Cultural, Beijing Multimedia, Eagle Treasure Limited and Centiv entered into a Second Amendment to the Transfer Agreement (the “Second Amendment”) which superceded the Supplemental Agreement to the Transfer Agreement.  In addition, the Second Amendment extende3d the due date for the payment of the NOP Cash Calls of $55.0 million from March 31, 2003 to September 30, 2004.  The Second Amendment also provides for the automatic extension of the due date for the payment of the NOP Cash Calls for thirty-day (30) periods provided that written confirmation of each extension is provided by CITIC Cultural within three (3) days before the expiration of each 30-day extension period.  The Second Amendment also provides that Centiv shall use its best efforts to obtain up to $49.0 million in debt financing or by a placement of Centiv’s capital stock to create the financing for Beijing Multimedia to satisfy the NOP Cash Calls due to CITIC Cultural under the Transfer Agreement.

Funding the NOP Cash Calls.  In connection with the required payment of the NOP Cash Calls by Beijing Multimedia, Centiv became a party to the Supplemental Agreement to the Transfer Agreement and the Second Amendment, and has agreed to fund the NOP Cash Calls.  The Company may obtain the necessary funding for the NOP Cash Calls through a private placement of its shares or through a convertible debt security to be issued to the source(s) of the funding.  On April 5, 2004, in connection with the Company’s efforts to arrange the financing to allow Beijing Multimedia and Centiv to make the required NOP Cash Call payments to CITIC Cultural, an investment firm offered to establish an equity line of credit in the initial amount of $50.0 million, with draws on the line of credit to be available to the Company immediately following Centiv’s filing of its Annual Report on Form 10-K for the period ended December 31, 2003, the re-listing of its shares on the NASDAQ OTC:BB, and the completion of the necessary documentation.  After further analysis, management of Centiv decided not to pursue this alternative for funding.

On May 5, 2004, Centiv entered into a Letter of Intent with an investment firm to structure an equity line of credit of up to £100,000,000 (one hundred million pounds sterling).  The Letter of Intent sets forth certain terms and conditions pertaining to structure, use of proceeds, draw down procedures, a pricing formula, and other documentation and general conditions that will be finalized in a definitive subscription agreement between the parties.  Management of Centiv and Beijing Multimedia are currently pursuing the completion of the equity line of credit.  While management of Centiv and Beijing Multimedia believe that the investment firm is proceeding in good faith, there can be no assurance that the proposed equity line of credit facility will established, or that it will be established under the terms of the Second Amendment.   As of August 20, 2004, neither Centiv nor Beijing Multimedia had obtained any written agreements to provide the necessary funds to meet the payment obligations of $55.0 million to CITIC Cultural described above.

Restructuring.  As part of the transaction with Eagle Treasure, Centiv (a) amended and restated its stock plan to reserve 10,000,000 new shares of common stock for future issuance under existing and assumed stock options and for incentive compensation to officers, directors, and professional advisors.  The Board of Directors of Centiv renamed the 1997 Stock Option Plan, the 2004 Non-Qualified Stock Compensation Plan (the “Plan”), filed a registration statement covering the shares in the Plan with the Securities and Exchange Commission, and issued 4,800,000 shares of common stock under the Plan on February 11, 2004 to directors, professional advisors, and consultants (b) created a wholly owned subsidiary, Centiv Services, Inc. (“Centiv Services”), a Nevada corporation, and transferred its current U.S. based POP signage operations into that entity, (c) changed the makeup of its Board of Directors and Executive Management team (see below), and (d) adopted a new business plan which is designed to grow the Company as an international multimedia holding company.   As of June 30, 2004, the Company had recorded the issuance of 4,800,000 shares as primarily an offset of the liability for such shares assumed from Beijing Multimedia as part of the acquisition transaction, and as nonemployee compensation expense.

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

The promissory notes were not paid when due.  As such, Centiv was called upon under the collateral arrangement to satisfy the obligations.  Effective May 31, 2004, the Company executed a Share Transfer Agreement with the eight investors, and transferred 100,000 shares of common stock of Centiv Services (representing all of the outstanding shares of common stock held by Centiv) to satisfy the promissory notes.  In addition, the Company also assigned all of its right, title, and interest in the name “Centiv” and related trademarks and service marks, and all good will related thereto including the Centiv.com domain name.  This transaction caused the Company to take the measures as described in Note 2.

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

On June 17, 2004, the Company announced that it had entered into a letter of intent with the shareholders of Rhino Films Inc. (“Rhino”) to acquire 100% ownership of Rhino through a cash and share-for-share exchange with the Rhino shareholders.  As of the date of this report, the parties to the letter of intent have agreed that the acquisition transaction is considered to be “on hold” until Centiv completes, if at all, its capital formation activities related to the equity line of credit.

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

Centiv Services – Wholly owned subsidiary

Centiv Services was a wholly owned subsidiary of Centiv through May 31, 2004.  Its operations were essentially the same operations of Centiv during the periods prior to March 2003 where its main source of revenues came from distribution agreement with Anheuser-Busch (A-B).   But in March 31, 2003, the agreement with A-B terminated and sales dramatically declined since then, ultimately leading to a shift in business focus and acquisition of Beijing Multimedia Limited discussed above.  Centiv Services continued to operate the same business as it did prior to the termination of A-B agreement, but on a much smaller scale with much smaller revenues than experienced prior to March 2003.

Centiv Services was a developer and provider of Web-enabled point-of-purchase (POP) solutions for consumer goods manufacturers and multi-location retailers.  The Instant Impact solution allowed marketing managers, brand managers and retailers to create, edit and schedule delivery of customized POP signage, using field-editable sign templates created and/or approved by manufacturers. Instant Impact POP signage is print quality and digitally produced for the unique requirements of each retail location, allowing users to target specific consumer segments at the POP and accumulate quantitative data for analysis and feedback on the success of their in-store or on-premise marketing campaigns. The products of Centiv Services allowed a user to access an information database for selecting sign templates approved or created by manufacturers, input data for the sign templates and select signage products for production of the sign templates. Its Internet-based user interface was clear, flexible, user-friendly and changeable to allow control of the message at a corporate or local store level. Instant Impact signage can either be printed in a Centiv print center, or an industry-standard print-formatted file can be delivered via the Internet to any print provider in the world.  The management of Centiv Services believed that its Instant Impact solution improves marketing results (due to improved signage utilization, customization and images), provided measurable marketing feedback, reduced signage lead time, allowed for distribution of brand identity while protecting the integrity of that identity and reduced the costs associated with in-store and on-premises custom signage.

The roots of Centiv Service’s introduction to the custom POP segment were formed in 1998 when it partnered with Anheuser-Busch (A-B) to design, configure, deliver and implement a proprietary A-B POP signage system in over 730 A-B wholesale distributors in the United States and 16 foreign countries. This led to a relationship with Anheuser-Busch pursuant to which Centiv Services installed a POP system for A-B allowing distributors to access that system to create custom signage using templates created by A-B.  In addition, as part of its agreement, Centiv Service maintained rights to supply consumable print materials to these distributors supported by an in-house call center service. As a result of its exposure to the custom signage business Centiv Services invested in the development of a web- based platform for the collaborative versioning of POP signage.  Beginning in 2001, Centiv Services began the commercialization of Instant Impact.   In December 2002, A-B notified Centiv Services that upon its expiration on March 31, 2003, Centiv Services would no longer be the preferred supplier for various consumables of the system and our preferred supplier technical support agreement would not be renewed.  Its activities with A-B and its distributors terminated upon the expiration of that agreement.

With the termination of the preferred supplier and support agreement effective March 31, 2003, the sales to A-B and the wholesale distributor network were not reflected after the first quarter of 2003, nor in the first two calendar quarters of 2004.  Total sales from A-B and its wholesale distributor network for the three and six months June 30, 2004 and 2003 were $0 and $4.1 million, respectively.  In response to this, Centiv Services downsized its operations and reduced its headcount and other operating expenses to a level that it believed would enable it to continue to operate its business.

Although Centiv Services valued its relationship with A-B, the contract did not include the Instant Impact web-based process for POP design and delivery.  The A-B relationship was part of the legacy business model as a wholesaler of digital printing hardware and provider of consumable printing materials. The A-B relationship had never involved the use of Instant Impact.  As a result, A-B’s decision in no way reflects upon the relevancy and viability of this innovative service going forward.  Despite the revenue impact of losing its supply relationship with A-B, the net contribution impact was negligible. After a prudent assessment of overhead costs and spending, Centiv Services developed a strategy to defer or reduce ongoing expenses in order to minimize the financial impact of this event.

Effective May 31, 2004, Centiv Services was spun off to the former holders of the Series B Preferred Stock and therefore was no longer a subsidiary as of June 30, 2004.  The Company recorded a loss of $954,000 and additional liabilities of $1,000,000 in connection with the spin off (see Note 2).

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

Centiv Services critical accounting policies are described below:

Revenue Recognition and Accounts Receivable:

Centiv Services recognized revenue upon the shipment of its products to the customer provided that Centiv Services received a signed purchase order, the price was fixed, title had transferred, product returns were reasonably estimable, collection of resulting receivable was reasonably assured, there were no customer acceptance requirements and there were no remaining significant obligations.

Centiv Services establishes reserved for customer accounts receivable balances that were potentially uncollectible.  The methods used to estimate the required allowance were based on several factors including the age of the receivables, the historical ratio of actual write-offs to sales, and projected write-offs.  These analyses took into consideration economic conditions that may have had an impact on a specific industry, group of customers, or a specific customer.  The reserves could be materially different if economic conditions changed or actual results deviated from historical trends.

Inventory Reserves:

Centiv Services established inventory reserves for valuation, shrinkage, and excess and obsolete inventory.  Inventories were stated at the lower of cost or market.  Centiv Services accounted for the inventory on the first-in, first-out (FIFO) method of inventory costing.

Centiv Services recorded provisions for inventory shrinkage based upon historical experience to account for unmeasured usage or loss.  Actual results differing from these estimates could significantly affect Centiv Services inventories and cost of goods sold.

Centiv Services recorded provisions for excess and obsolete inventories for the difference between the cost of inventory and its estimated realizable value based on assumptions about future product demand and market conditions.  Actual product demand or market conditions could have been different than projected by management.

Valuation Allowance of Deferred Tax Assets:

Centiv Services maintained a valuation allowance with respect to deferred tax assets.  Centiv Services established a valuation allowance based upon potential likelihood of realizing the deferred tax asset and taking into consideration the companies current financial position and results of operations for the current and preceding years.  Future realization of the deferred tax benefit depended on the existence of sufficient taxable income within the carry-back or carry-forward period under the tax law.

Changes in circumstances, such as Centiv Services generating taxable income, could have caused a change in judgment about the realizability of the related deferred tax asset.  Any change in the valuation allowance was included in income in the year of the change in estimate.

Other:

Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements.  Policies relating to revenue recognition, fair value of financial instruments, depreciation, long-lived assets, income taxes and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting Standards Board, Securities and Exchange Commission, etc.  Conclusions reached by these authorities caused no material change in Centiv Services’ accounting policies.

Three Months Ended June 30, 2004 Compared With Three Months Ended June 30, 2003

Net Sales.  Total sales from continuing operations of $547,000 for the three months ended June 30, 2004, decreased 6.5% or $38,000 million, compared to $585,000 for the three months ended June 30, 2003.  The decrease was mostly attributable to having two months of operations from Centiv Services due to the spin off (Note 2) effective May 31, 2004 as compared to having three months of operations during the three months ended June 30, 2003.  Also, as previously mentioned, with the expiration of the Anheuser-Busch (A-B) preferred supplier and support agreement effective March 31, 2003, there were no sales to A-B and the wholesale distributor network for the three months ended June 30, 2004.  Sales to A-B and its wholesale distributor network were $3.3 million for the three months ended June 30, 2003.  Due to the spin off Centiv Services, these revenues will not recur in the future.

Sales of the Instant Impact product line were $547,000for the three months ended June 30, 2004, compared to $585,000 or a decrease of $38,000, for the three months ended June 30, 2003.  The decrease was mostly attributable to having two months of operations from Centiv Services due to the spin off (Note 2) effective May 31, 2004 as compared to having three months of operations during the three months ended June 30, 2003.  Due to the spin off Centiv Services, these revenues will not recur in the future.

Gross Profit.  Gross profit from continuing operations of $285,000 for the three months ended June 30, 2004 decreased 16% or $53,000, compared to $338,000 for the three months ended June 30, 2003.  However, gross profit as a percentage of sales decreased 10% to 52% for the three months ended June 30, 2004 compared to 58% for the three months ended June 30, 2003.  The decrease in gross profit dollars was mostly attributable to having two months of operations from Centiv Services due to the spin off (Note 2) effective May 31, 2004, as compared to having three months of operations during the three months ended June 30, 2003.

SG&A Expenses.  SG&A expenses from continuing operations of $2.8 million for the three months ended June 30, 2004 increased $2.2 million or 337%, compared to $645,000 for the three months ended June 30, 2003.  As a result of the termination of the A-B agreement, Centiv Services restructured its operations and eliminated the costs associated with the A-B business effective March 31, 2003.  Also, on or about May 20, 2004, there were 3,335,231 shares of common stock  issued as consideration for related party and professional consulting services rendered in the amount of $2,001,039.  There was no such expense during the same period in 2003.

Depreciation Expense.   Depreciation expense decreased $67,000, or 46%, to $77 for the three months ended June 30, 2004, as compared to $144,000 for the three months ended June 30, 2003.  The decrease in depreciation expense relates to the $154,000 write-off of fixed assets in the fourth quarter of 2003 for assets that were no longer in use. The decrease is also attributable to having two months of depreciating fixed assets from Centiv Services due to the spin off (Note 2) effective May 31, 2004, as compared to having three months of operations during the three months ended June 30, 2003.

Interest Income/expense.   Interest income  is none for the three months ended June 30, 2004, compared to interest income of $4,000 for the three months ended June, 2003.  There were no interest bearing assets held during the three months ended June 30, 2004.

Loss from discontinued operations.  Effective May 31, 2004, Centiv Services was spun off to the former holders of the Series B Preferred Stock and therefore was no longer a subsidiary of Centiv as of June 30, 2004.  The Company incurred a loss of $954,000 (see Note 2).

Net Loss.  Centiv Services had a net loss of $4,567,000 for the three months ended June 30, 2004, compared to the net loss of $445,000 for the three months ended June 30, 2003.  The increase in the net loss is attributable primarily to the spin off of Centiv Services and increase in SGA as both are described above. There was no comparable events during the same period in 2003.

Six Months Ended June 30, 2004 Compared With Six Months Ended June 30, 2003

Net Sales.  Total sales from continuing operations of $1,174,000 for the six months ended June 30, 2004, decreased 78% or $4.2 million, compared to $5,367,000 for the six months ended June 30, 2003.  As previously mentioned, with the expiration of the Anheuser-Busch (A-B) preferred supplier and support agreement effective March 31, 2003, there were no sales to A-B and the wholesale distributor network for the six months ended June 30, 2004.  Sales to A-B and its wholesale distributor network were $4.1 million for the six months ended June 30, 2003. The decrease was also attributable to having five months of operations from Centiv Services due to the spin off (Note 2) effective May 31, 2004, as compared to having six months of operations during the period ended June 30, 2003.

Sales of the Instant Impact product line were $1,174,000 for the six months ended June 30, 2004, compared to $1.3 million for the six months ended June 30, 2003.  The decrease was also attributable to having five months of operations from Centiv Services due to the spin off (Note 2) effective May 31, 2004, as compared to having six months of operations during the period ended June 30, 2003.

Gross Profit.  Gross profit from continuing operations of $640,000 for the six months ended June 30, 2004 decreased 62% or $1,068,000, compared to $1.7 million for the six months ended June 30, 2003.  However, gross profit as a percentage of sales increased 71% to 55% for the six months ended June 30, 2004 compared to 32% for the six months ended June 30, 2003.  The decrease in gross profit dollars was mostly attributable to not having the sales to A-B as discussed as compared to the same period in 2003.

SG&A Expenses.  SG&A expenses from continuing operations of $3.8 million for the six months ended June 30, 2004 decreased $1.9 million or 100%, compared to $1.9 million for the six months ended June 30, 2003.  As a result of the termination of the A-B agreement, Centiv Services restructured its operations and eliminated the costs associated with the A-B business were eliminated effective March 31, 2003.  Also, on or about May 20, 2004, there were 3,335,231 shares of common stock  issued as consideration for related party and professional consulting services rendered in the amount of $2,001,039.  There was no such expense during the same period in 2003.

Depreciation Expense..   Depreciation expense decreased $87,000, or 30%, to $199,000 for the six months ended June 30, 2004, as compared to $386,000 for the six months ended June 30, 2003.  The decrease in depreciation expense relates to the $154,000 write-off of fixed assets in the fourth quarter of 2003 for assets that were no longer in use.

Interest Income/expense.   Interest income of $14,000 for the six months ended June 30, 2004, increased  $26,000 compared to interest expense of $12,000 for the six months ended June, 2003.  The interest income in 2004 relates to the interest on the outstanding loans due from stockholders which were paid in full during the first quarter of 2004.  Interest expense in 2003 reflects interest costs for the convertible subordinated debt of $1 million that was retired on March 31, 2003.

Loss from discontinued operations.  In May 2004, Centiv Services was spun off to the former holders of the Series B Preferred Stock and therefore was no longer a subsidiary at June 30, 2004.  Centiv incurred a loss of $954,000 (see Note 2).

Net Loss.  Centiv Services had a net loss of $5.3 million for the six months ended June 30, 2004, compared to the net loss of $505,000 for the six months ended June 30, 2003.  The increase in the net loss is attributable primarily to the spin off of Centiv Services and increase in SGA as both are described above. There was no comparable events during the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

On June 30, 2004, Centiv Services had no cash or positive working capital as compared to $1.9 million in cash and $2.1 million in working capital as of June 30, 2003. In order to sustain the Company during the next twelve months, Centiv will need to obtain additional debt or equity financing.  Since the Company has no cash or working capital, it will need to issue debt or equity securities on terms less favorable than if it had cash or working capital.  As such, it is likely that future dilution of the Company’s capital will occur to existing and future shareholders if the Company obtains additional debt or equity financing, if at all.  There is no assurance that the Company can obtain debt or equity financing sufficient to sustain its operations.

Since the Company has no working capital, the Company paid for a portion of its operating expenses with the issuance of its common stock.  On or about May 20, 2004, the Company issued 3,335,231 shares of its common stock as consideration for related party and professional consulting services rendered.  The Company recorded consulting expense in the amount of $2,001,039.  The Company may again pay for services rendered by issuing its common stock which will cause dilution to existing shareholders.

Centiv Services used 1.1 million of cash from operations for the six months ended June 30, 2004 compared to $877,000 of cash used from operations for the six months ended June 30, 2003.  During the six months ended June 30, 2004, cash was used to pay accounts payable and accrued expenses related to operations.  During the six months ended June 30, 2003, cash was used to pay accounts payable and accrued expenses of $2.8 million related to vendor payments for the A-B equipment upgrade that took place in the fourth quarter of 2002.  Offsetting these payments was cash of $2.2 million through a reduction in accounts receivable, inventories and prepaid expenses as a result of the termination of the A-B agreement.

There was no cash flows from investing activities for the six months ended June 30, 2004, compared to $121,000 of cash provided by investing activities for the six months ended June 30, 2003. Centiv Services received cash of $75,000 from the sale of the CalGraph Business, partially offset by cash used of $6,000 for the purchase of computer and production equipment.  For the six months ended June 30, 2003, Centiv Services generated cash of $62,000 from investing activities.  Centiv Services received cash of $75,000 from the sale of the CalGraph Business, partially offset by cash used of $13,000 for the purchase of computer and production equipment.

Financing activities provided $271,000 in cash for the six months ended June 30, 2004 compared to $1,396,000 provided by financing activities for the six months ended June 30, 2003.  For the six months ended June 30, 2003, Centiv Services generated cash of $1,402,000 from financing activities.  Centiv Services received net proceeds of $1,910,000 from a private equity offering.  In addition, Centiv Services repaid $500,000 of convertible subordinated debt.

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

PART II    OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On or about May 20, 2004, the Company issued 3,335,231 shares of its common stock as consideration for related party and professional consulting services rendered.  It recorded consulting expense in the amount of $2,001,039 or $.60 per share in connection with the issuance.

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

Reports on Form 8-K

None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-QSB TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED THIS 15th DAY OF AUGUST, 2004.

CENTIV, INC.

SIGNATURE		Title

By:	/s/ Mak Wai Keung, Shawn	Chief Executive Officer, President and Director
(principal executive officer and duly authorized officer of the Registrant)

By:	/s/ Lau Kwok Hung	Chief Financial Officer and Director
(principal financial and accounting officer and duly authorized officer of the Registrant)