Form 10QSB/A
period 2004-06-30
CENTIV INC
filed 2004-11-26
CIK 1044167

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                  FORM 10-QSB/A
     (MARK ONE)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 2004

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


                                 (949) 717-0626
              (Registrant's Telephone Number, including Area Code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes: [ ] No: [X]

     The number of shares outstanding of the Registrant's common stock, par value $.001, as of August 20, 2004 the latest practicable date, was 32,705,804 shares.

                                        CENTIV, INC.
                                      TABLE OF CONTENTS

                                           PART I
                                    FINANCIAL INFORMATION

Item 1.  Financial Statements                                                              2

         Condensed Consolidated Balance Sheet as of June 30, 2004 (unaudited)              2

         Condensed Consolidated Statements of Operations for the three and six months
            ended June 30, 2004 and 2003 (unaudited)                                       3

         Condensed Consolidated Statements of Cash Flows for the six months ended
            June 30, 2004 and 2003 (unaudited)                                             4

         Notes to Condensed Consolidated Financial Statements (unaudited)                  5

Item 2.  Management's Discussion and Analysis or Plan of Operation                        18

Item 3.  Controls and Procedures                                                          33

                                           PART II
                                      OTHER INFORMATION

Item 1.  Legal Proceedings                                                                33

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities   33

Item 3.  Defaults Upon Senior Securities                                                  33

Item 4.  Submission of Matters to a Vote of Security Holders                              33

Item 5.  Other Information                                                                33

Item 6.  Exhibits and Reports on Form 8-K                                                 33

Signatures                                                                                34


                                             1

                            PART I - FINANCIAL INFORMATION


                            CENTIV, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED BALANCE SHEET
                           AS OF JUNE 30, 2004 (UNAUDITED)
                                  ($'s In Thousands)

                                        ASSETS
                                        ------

Current Assets:
     Total current assets                                               $         --
                                                                        -------------

Other Assets:
     Net operating profits interest                                           75,425
                                                                        -------------

           Total other assets                                                 75,425
                                                                        -------------

Total Assets                                                            $     75,425
                                                                        =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
                         ------------------------------------

Current Liabilities:
     Accounts payable - related parties and other                       $        546
     Obligations from purchase of wholly owned subsidiary                        693
     Net operating profits interest payable                                   55,000
                                                                        -------------

           Total current liabilities                                          56,239
                                                                        -------------

           Total liabilities                                                  56,239
                                                                        -------------

Commitments and Contingencies

Stockholders' Equity:
     Preferred Stock, $.001 par value; 5,000,000 shares authorized-
         Series A Preferred Stock; 1,000,000 shares designated; no
         shares issued or outstanding as of June 30, 2004                         --

         Series B Preferred Stock; 1,000,000 shares designated; no
         shares issued or outstanding as of June 30, 2004                         --

     Common Stock, $.001 par value; 35,000,000 shares authorized;
         32,974,799 shares issued and 32,705,804 shares outstanding
         as of June 30, 2004                                                      33

     Additional paid-in capital                                               24,615
     Treasury stock, at cost - 268,995 shares of common stock                   (759)
     Accumulated (deficit)                                                    (4,703)
                                                                        -------------

           Total stockholders' equity                                         19,186
                                                                        -------------

Total Liabilities and Stockholders' Equity                              $     75,425
                                                                        =============


                 The accompanying notes are an integral part of this
                        condensed consolidated balance sheet.

                                          2

                                                    CENTIV, INC. AND SUBSIDIARIES
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              ($'s In Thousands, Except Per Share Data)


                                                                           Three Months                        Six Months
                                                                          Ended June 30,                     Ended June 30,
                                                                 -------------------------------     -------------------------------
                                                                     2004              2003              2004              2003
                                                                 -------------     -------------     -------------     -------------
                                                                  (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Net sales                                                        $        547      $        585      $      1,174      $      5,367
Cost of goods sold                                                        262               247               534             3,659
                                                                 -------------     -------------     -------------     -------------

Gross margin                                                              285               338               640             1,708
                                                                 -------------     -------------     -------------     -------------

Operating expenses:
     Services paid for by issuance of common stock and options          2,001                --             2,403                 6
     Selling, general and administrative                                1,229               643             1,801             1,909
     Depreciation                                                          77               144               199               286
                                                                 -------------     -------------     -------------     -------------

           Total operating expenses                                     3,307               787             4,403             2,201
                                                                 -------------     -------------     -------------     -------------

(Loss) from operations                                                 (3,022)             (449)           (3,763)             (493)

Other Income (Expense):
     Interest income (expense)                                             --                 4                14               (12)
Provision for income taxes                                                 --                --                --                --
                                                                 -------------     -------------     -------------     -------------

(Loss) from continuing operations                                      (3,022)             (445)           (3,749)             (505)

(Loss) from discontinued operations (net of tax)                         (954)               --              (954)               --
                                                                 -------------     -------------     -------------     -------------

Net (Loss)                                                       $     (3,976)     $       (445)     $     (4,703)     $       (505)
                                                                 =============     =============     =============     =============

Basic and Diluted (Loss) Per Common Share:

     Weighted average shares outstanding                           30,909,910         1,670,718        24,401,721         1,535,474

     Continuing operations per share                             $      (0.10)     $      (0.27)     $      (0.15)     $      (0.33)

     Discontinued operations per share                           $      (0.03)     $         --      $      (0.04)     $         --
                                                                 -------------     -------------     -------------     -------------

     Net (loss) per share                                        $      (0.13)     $      (0.27)     $      (0.19)     $      (0.33)
                                                                 =============     =============     =============     =============


                                        The accompanying notes are an integral part of these
                                            condensed consolidated financial statements.

                                                                 3

                                   CENTIV, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        ($'s In Thousands)


                                                                                Six Months
                                                                              Ended June 30,
                                                                      -----------------------------
                                                                          2004             2003
                                                                      ------------     ------------
                                                                       (Unaudited)      (Unaudited)
Cash Flows from Operating Activities:
-------------------------------------
     Net (loss)                                                       $    (4,703)     $      (505)
     Adjustments to reconcile net (loss) to net cash
        (used in ) operating activities:
        Provision for doubtful accounts                                        --               11
        Depreciation                                                          199              286
        Noncash interest on note receivable                                    --              (21)
        Services paid for by issuance of common stock                       2,403               --
        Noncash compensation for warrants and options                          --                6
        Amortization of discount on convertible subordinated debt              --               10
        Changes in net assets and liabilities-
           Accounts receivable                                               (163)           1,260
           Inventories                                                         11              795
           Prepaid expenses and other assets                                  302              172
           Accounts payable and accrued liabilities                           (25)          (2,867)
           Contract obligations and deferred income                           (69)             (87)
           Other long-term liabilities                                        (57)              47
           Income taxes                                                        --               16
           Net assets, discontinued operations                                954               --
                                                                      ------------     ------------

Net cash (used in) operating activities                                    (1,148)            (877)
                                                                      ------------     ------------

Cash Flows from Investing Activities:
-------------------------------------
     Purchases of property and equipment - continuing operations               --              (29)
     Proceeds from sale of CalGraph business                                   --              150
                                                                      ------------     ------------

Net cash provided by investing activities                                      --              121
                                                                      ------------     ------------

Cash Flows from Financing Activities:
-------------------------------------
     Proceeds from repayment from shareholder loan                            271               --
     Repayment of convertible subordinated debt facility                       --             (500)
     Net proceeds from private placement of securities                         --            1,910
     Proceeds from stock options exercised                                     --                2
     Repayment of capital lease                                                --              (16)
                                                                      ------------     ------------

Net cash provided by financing activities                                     271            1,396
                                                                      ------------     ------------

Net Increase (Decrease) in cash and cash equivalents                         (877)             640

Cash and cash equivalents - Beginning of year                                 877            1,304
                                                                      ------------     ------------

Cash and cash equivalents - End of period, June 30                    $        --      $     1,944
                                                                      ============     ============

Supplemental Schedule of Noncash Activities:
--------------------------------------------

     Effective February 4, 2004, the Company acquired all of the assets and assumed certain liabilities of Beijing Multimedia Limited. In connection with the acquisition, liabilities were assumed as follows:

                                                                        ($'s In
                                                                        Thousands)
                                                                      ------------

     Fair value of assets acquired                                    $    75,425
     Common stock issued (20,250,000 shares)                              (15,600)
                                                                      ------------

     Liabilities assumed                                              $    59,825
                                                                      ============


                        The accompanying notes are an integral part of these
                            condensed consolidated financial statements.

                                                 4

                          CENTIV, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying condensed unaudited consolidated financial statements of Centiv, Inc. and subsidiaries ("Centiv" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions per Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2003.

2.   MERGER AGREEMENT AND TRANSFER OF COMMON SHARES OF SUBSIDIARY

     On May 7, 2004, the Company entered into a merger agreement (the "Merger Agreement") with CNTV Entertainment Group, Inc, a Nevada corporation, primarily to change its corporate domicile from Delaware to Nevada, and to change its name from Centiv, Inc. to CNTV Entertainment Group, Inc. ("CEGI") under the terms of a Share Transfer Agreement between the Company and certain former holders of Centiv's Series B preferred stock (see Note
     6). The authorized capital stock of CEGI (all classes) consists of one billion (1,000,000,000) shares; of which 975,000,000 shares hae been designated at $.001 par value common stock, and 25,000,000 shares have been designated as $.001 par value preferred stock. Further, by resolution only and without further action or approval, the board of directors of CEGI may designate one or more classes or one or more series of preferred stock with limited or full voting powers and other preferences.

     According to the terms of the Merger Agreement, the merger shall become effective at the time of the filing and approval of the appropriate Articles of Merger with the Secretary of State of the State of Nevada and the Secretary of State of the State of Delaware. The merger became effective in the quarter ending December 31, 2004 (see Note 10).

     On the anticipated effective date of the merger, every ten shares of the issued and outstanding $.001 par value common stock of Centiv, Inc. will be converted into one share of the $.001 common stock of CEGI. One whole share is expected to be issued to any shareholder of Centiv, Inc. with respect to fractional shares in the CEGI resulting from such division.

     Also under the terms of the Merger Agreement, options, warrants and conversion rights to acquire capital stock of Centiv, Inc. are expected to be converted into the number of shares of options, warrants and conversion rights to acquire capital stock of CEGI into which shares of capital stock of Centiv, Inc covered by the option, warrant, or conversion rights would have been converted if such shares had been held by the holder of the option, warrant or conversion rights at an appropriately adjusted option, purchase or conversion price.

     In relation to the merger regarding a change in name as described above, effective May 31, 2004, Centiv also transferred all of its common shares held in Centiv Services, Inc, ("Centiv Services") (100,000 shares of common stock representing all of the issued and outstanding common shares of this entity), to the former holders of the Company's Series B preferred stock in satisfaction of certain promissory notes that were not paid when due (see
     Note 6). As such, the Company accounted for this spin off transaction of its subsidiary by the transfer of common shares as a sale of a discontinued operation and recorded a loss of $954,000 (the value of the net assets of Centiv Services resulting from the spin off).

3.   NET LOSS PER COMMON SHARE

     Basic and diluted net income/(loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period. Since the Company had a net loss from continuing operations, there were no common share equivalents that were dilutive during any of the periods presented. The changes in outstanding shares during the three months and six months ended June 30, 2004, and 2003 are shown below:

                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                      JUNE 30,                      JUNE 30,
                                                2004           2003           2004           2003
                                            ------------   ------------   ------------   ------------
     COMMON SHARES:
     --------------
     Outstanding at beginning of period      29,370,573      1,665,731      1,753,905      1,395,728
     Shares issued (redeemed) during the
       period                                 3,335,231          9,584     30,951,899        279,587
                                            ------------   ------------   ------------   ------------
     Outstanding at end of period            32,705,804      1,675,315     32,705,804      1,675,315
                                            ============   ============   ============   ============

     Basic and Diluted weighted average
       shares Outstanding                    30,909,910      1,670,718     24,401,721      1,535,474
                                            ============   ============   ============   ============

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

4.   INCOME TAXES

     There was no income tax provision/(benefit) for the three months and six months ended June 30, 2004 and 2003 as any provision/(benefit) was offset by a corresponding reduction/(increase) in the valuation allowance for deferred income taxes. In connection with the spin off of Centiv Services, the Company no longer had any deferred income tax assets or liabilities as of May 31, 2004.

5.   CORPORATE RESTRUCTURING AND NEW BUSINESS PLAN

     ACQUISITION OF BEIJING MULTIMEDIA LIMITED. On January 29, 2004, the Company announced that it had entered into a Stock Purchase Agreement with Eagle Treasure Limited ("Eagle Treasure"), a company incorporated in the British Virgin Islands, under which Centiv acquired all of the issued capital stock of Eagle Treasure's subsidiary, Beijing Multimedia Limited ("Beijing Multimedia"), a company incorporated in the British Virgin Islands. The acquisition of Beijing Multimedia under the Stock Purchase Agreement was approved and ratified by the Board of Directors of the Company on January 16, 2004. On February 4, 2004, to complete the Stock Purchase Agreement with Eagle Treasure, on February 4, 2004, Centiv issued 20,250,000 unregistered shares of its $.001 par value common stock in the name of Eagle Treasure in exchange for the entire 202,500 shares of the issued and paid up share capital of Beijing Multimedia. Further, Centiv assumed certain pre-existing obligations of Beijing Multimedia, including but not limited to, the issuance of certain fee shares of capital stock, and stock options to directors, professional advisors, and consultants of Beijing Multimedia. As a result of the exchange of shares and assumption and satisfaction of obligations, Beijing Multimedia became a wholly owned subsidiary of the Company. On February 6, 2004, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission describing in detail the transaction with Eagle Treasure, and the acquisition of Beijing Multimedia.

     TRANSFER AGREEMENT. Prior to the acquisition of Beijing Multimedia by the Company, under a Transfer Agreement dated December 16, 2003, Beijing Multimedia acquired certain net operating profits interests ("NOP Interests") amounting to approximately 30 percent of the joint advertising activities of CITIC Cultural & Sports Industry Co. Ltd., a company organized under the laws of the People's Republic of China ("CITIC Cultural"). Also under the Transfer Agreement, the NOP Interests, as determined and under terms guaranteeing certain minimum amounts, will be paid semi-annually to Beijing Multimedia over the term of the Transfer Agreement which is from January 1, 2004, through the later of December 31, 2016, or the date on which CITIC Cultural's license agreements with two entities terminate, in exchange for certain NOP Cash Calls totaling $50.0 million (subsequently increased to $55.0 million) which were required to be paid to CITIC Cultural by Beijing Multimedia on or before March 31, 2004. If Beijing Multimedia cannot meet the requirement to pay the NOP Cash Calls to CITIC Cultural under the terms of the Transfer Agreement or any amendments or extensions thereto, then the NOP Interests of Beijing Multimedia shall be reduced by .0017 percent for each $100,000 in NOP Cash Calls not funded, but not below a minimum level of fifteen (15) percent of the initial NOP Interests.

     CITIC Cultural is a company that specializes in cultural and media businesses, and its principal businesses include film production and distribution, television drama and program production and distribution, subway and railway advertising, magazine and newspaper publication, and sports and entertainment businesses. CITIC Cultural is an affiliate of China International Trust & Investment Co. Ltd. and its subsidiaries (collectively, the "CITIC Group").

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

     Based upon an independent valuation of the NOP Interests acquired from CITIC Cultural, the management of Beijing Multimedia has estimated that the discounted present value of the NOP Interests (without consideration of the NOP cash calls) is between US$40.0 million and US$80.0 million, and such NOP Interests are expected to contribute approximately $20.0 million per year, pre-tax cash flow to the Company, on a consolidated basis, provided that the full amount of the NOP Cash Calls is paid, and that the level of the cash transfers from the NOP Interests continue at similar levels beyond the first three years of the Transfer Agreement.

     In conjunction with the issuance of 20,250,000 unregistered shares, the Company recorded its NOP interests contract rights on the accompanying balance sheet, which reflected a balance of $75.0 million as of June 30, 2004.

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

     As of June 30, 2004, Centiv and Beijing Multimedia were in default under the Supplemental Agreement to the Transfer Agreement and had not paid any of the NOP Cash Call obligations to CITIC. Effective August 9, 2004, CITIC Cultural, Beijing Multimedia, Eagle Treasure Limited, and Centiv entered into a Second Amendment to the Transfer Agreement (the "Second Amendment") which superceded the Supplemental Agreement to the Transfer Agreement. In addition, the Second Amendment extended the due date for the payment of the NOP Cash Calls of $55.0 million from March 31, 2004 to September 30, 2004, and requires the payment of $5.0 million on or before September 30, 2004. The Second Amendment also provides for the automatic extension of the due date for the payment of the NOP Cash Calls for thirty-day (30) periods provided that written confirmation of each extension is provided by CITIC Cultural within three (3) days before the expiration of each 30-day extension period. The Second Amendment also provides that Centiv shall use its best efforts to obtain up to $49.0 million in debt financing or by a placement of Centiv's capital stock to create the financing for Beijing Multimedia to satisfy the NOP Cash Calls due to CITIC Cultural under the Transfer Agreement.

     FUNDING THE NOP CASH CALLS. In connection with the required payment of the NOP Cash Calls by Beijing Multimedia, Centiv became a party to the Supplemental Agreement to the Transfer Agreement and the Second Amendment, and has agreed to fund the NOP Cash Calls. The Company may obtain the necessary funding for the NOP Cash Calls through a private placement of its shares or through a convertible debt security to be issued to the source(s) of the funding. On April 5, 2004, in connection with the Company's efforts to arrange the financing to allow Beijing Multimedia and Centiv to make the required NOP Cash Call payments to CITIC Cultural, an investment firm offered to establish an equity line of credit in the initial amount of $50.0 million, with draws on the line of credit to be available to the Company immediately following Centiv's filing of its Annual Report on Form 10-K for the period ended December 31, 2003, the re-listing of its shares on the NASDAQ OTC:BB, and the completion of the necessary documentation. After further analysis, management of Centiv decided not to pursue this alternative for funding.

     On May 5, 2004, Centiv entered into a Letter of Intent with an investment firm to structure an equity line of credit of up to (pound)100,000,000 (one hundred million pounds sterling). The Letter of Intent sets forth certain terms and conditions pertaining to structure, use of proceeds, draw down procedures, a pricing formula, and other documentation and general conditions that will be finalized in a definitive subscription agreement between the parties. Management of Centiv and Beijing Multimedia is currently pursuing the completion of the equity line of credit. While management of Centiv and Beijing Multimedia believes that the investment firm is proceeding in good faith, there can be no assurance that the proposed equity line of credit facility will be established or that it will be established under the terms of the Second Amendment. As of the date of this report, neither Centiv nor Beijing Multimedia had obtained any written agreements to provide the necessary funds to meet the payment obligations of $55.0 million to CITIC Cultural described above.

     RESTRUCTURING. As part of the acquisition transaction with Eagle Treasure, Centiv (a) amended and restated its stock plan to reserve 10,000,000 new shares of common stock for future issuance under existing and assumed stock options and for incentive compensation to officers, directors, and professional advisors. The Board of Directors of the Company renamed the 1997 Stock Option Plan, the 2004 Non-Qualified Stock Compensation Plan (the "Plan"), filed a registration statement covering the shares in the Plan with the Securities and Exchange Commission, and issued 4,400,000 shares of common stock under the Plan on February 11, 2004, to directors, professional advisors, and consultants of Beijing Multimedia in connection with the acquisition, and 400,000 shares to a consultant of the Company,
     (b) created a wholly owned subsidiary, Centiv Services, Inc. ("Centiv Services"), a Nevada corporation, and transferred its current U.S. based POP signage operations into that entity, (c) changed the makeup of its Board of Directors and Executive Management team (see below), and (d) adopted a new business plan which is designed to grow the Company as an international multimedia holding company. As of June 30, 2004, the Company had recorded the issuance of 4,800,000 shares as primarily an offset of the liability for such shares assumed from Beijing Multimedia as part of the acquisition transaction, and as non-employee compensation expense.

     The acquisition of Beijing Multimedia and creation of Centiv Services allows the Company to act as a holding company for its business operations. In the future, management of the Company intends to conduct Centiv's operations solely through wholly owned or majority owned operating subsidiaries. Management believes that the holding company structure will improve Centiv's access to capital and provide additional opportunities to make acquisitions in the multimedia, publishing, and advertising arenas.

     Further, on January 16, 2004, the Company's Board of Directors approved a three-for-four (3:4) reverse stock split of the Company's common stock. To date, the reverse stock split has not been affected by the Company. Management of the Company is of the opinion that the impact of this reverse stock split will be achieved by the terms of the Merger Agreement described in Note 2.

     In addition, in January 2004, the holders of the Company's Series B Preferred stock (770,000 shares of Series B Preferred stock) sold to eight investors 80 percent of the total outstanding Series B Preferred stock in separate contractual arrangements which included promissory notes and security agreements. Centiv agreed to grant a security interest in the stock of Centiv Services as collateral for the promissory notes, and as consideration for the purchased Series B Preferred to be converted into shares of common stock of the Company. By March 3, 2004, all outstanding shares of Series B Preferred had been converted into common stock of the

     Company (2,566,668 common shares). The promissory notes were not paid when due. As such, Centiv was called upon under the collateral arrangement to satisfy the obligations. Effective May 31, 2004, the Company executed a Share Transfer Agreement with the eight investors, and transferred 100,000 shares of common stock of Centiv Services (representing all of the outstanding shares of common stock held by Centiv) to satisfy the promissory notes. In addition, the Company also assigned all of its right, title, and interest in the name "Centiv" and related trademarks and service marks, and all goodwill related thereto, including the centiv.com domain name. This transaction caused the Company to take the measures as described in Note 2.

     MANAGEMENT CHANGES. In December 2003, Messrs. Thomas Pennell, Daryl Splithoff, and J. Smoke Wallin resigned as Directors of the Company. In January 2004, the holders of a majority of the voting power of Centiv's Series B Convertible Preferred appointed Patrick Ma to fill the vacancy on Centiv's Board of Directors created by the resignation of Director Thomas Pennell. After the election of Mr. Ma to the Board of Directors, Messrs. John Larkin, Tom Mason, and Len Finelli resigned as Directors. The vacancies on the Board of Directors were subsequently filled by Messrs. Mak Wai Seung (Shawn), Lau Kwok Hung, and Hu Bing to bring the total number of Directors to four.

     Also, in January 2004, the Board of Directors of the Company reached an agreement in principle with Mr. Jeffrey Hall to become the Company's new President and Director, and to serve as the Chief Executive Officer and Director of a third wholly owned subsidiary of the Company, Target Publishing Group Inc. ("Target Publishing"). In connection with Mr. Hall's prospective employment with Centiv, the Company also agreed in principle to acquire all of the issued and outstanding capital stock of Brentwood Media Group Inc. ("BMG"), a California corporation, which is controlled and majority owned by Mr. Hall. As of the date of this report, all agreements regarding Mr. Hall's employment and the acquisition of BMG have been terminated between the parties.

     NEW BUSINESS PLAN. In the future, management of the Company intends to focus its efforts on the acquisition and development of multimedia businesses - publishing and advertising, film production and distribution, television programming, and other multimedia-related entities - all to be owned, operated, and managed as wholly owned or majority owned subsidiaries of the Company. Management of the Company believes that the holding company structure will improve Centiv's diversification and ability to compete, provide better access to sources of capital, and provide the Company with additional opportunities to make acquisitions of mature as well as development stage businesses without endangering the overall financial condition of the consolidated group as a whole.

     LETTERS OF INTENT AND TARGET ACQUISITIONS. Since January 2004, management of the Company has been actively engaged in the search for and identification of potential acquisition candidates under its new business plan, including the acquisition of BMG, as explained above. As of the date of this report, the Company has initiated negotiations with several entities for acquisition, as well as issued certain letters of intent and term sheets with certain other entities where completion of the acquisition process is primarily contingent upon the re-listing of the Company's stock on the NASDAQ OTC: BB, which was completed on May 13, 2004. There can be no assurance in the near term that the Company will be successful in completing the acquisition of any of the entities where negotiations have or are currently being conducted.

     OTHER MATTERS. Effective February 1, 2004, the Company entered into a consulting agreement for professional services with an individual. The consultant is to assist the Company in the development, operation, and expansion of its entertainment and multimedia business activities. For services, the consultant is to receive 300,000 shares of Centiv's common stock as a retainer, 100,000 additional shares of Centiv's common stock as fee shares for consulting services, and an additional amount of shares of common stock based on the value of each transaction, as determined by the parties, closed by Centiv as a result of the consultant's efforts or introduction. The Company also agreed to register the retainer and fee shares with the Securities and Exchange Commission. The retainer and fee shares were issued to the consultant from the Company's non-qualified Plan as part of the 4,800,000 common shares issued on February 11, 2004, as described above. As such, on May 20, 2004, the Company issued 1,000,000 shares which were part the May 20, 2004 Share Issuance described below.

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

6.   CAPITAL STRUCTURE

     CLASS A COMMON STOCK

     On June 2, 1997, the Company authorized 31,666,667 shares of Class A Common Stock, $.001 par value. Holders of Class A Common Stock have the right to cast one vote for each share held of record on all matters submitted to a vote of holders of Class A Common Stock. With the conversion of all Class B Common Stock into shares of Class A Common Stock on January 21, 2000 (see below), as of June 30, 2004, the Company had 35,000,000 shares of Class A Common Stock authorized, with 32,974,799 shares issued, 32,705,804 shares outstanding, and 268,995 shares held as Treasury stock.

     REDEEMABLE WARRANTS

     As part of the Company's initial public offering, the investor received a Redeemable Warrant that entitled the registered holder to purchase one share of Class A Common Stock at an exercise price of $25.20 per share (adjusted for 1 for 3 reverse split effective June 16, 2003) at any time until the fifth anniversary of the date of issue, which was November 10, 2002. Beginning on the first anniversary of the date of issue, the Redeemable Warrants were redeemable by the Company on 30 days written notice and at a redemption price of $.05 per Redeemable Warrant if the closing price of the Class A Common Stock for any 30 consecutive trading days ending within 15 days of the notice of redemption averages in excess of $35.25 per share (adjusted for 1 for 3 reverse split effective June 16, 2003). All Redeemable Warrants must be redeemed if any are redeemed. The Company has reserved from its authorized but unissued shares a sufficient number of shares of Class A Common Stock for issuance upon the exercise of the Redeemable Warrants. The Redeemable Warrants did not contain any voting or other rights of a stockholder of the Company. These Redeemable Warrants expired on November 10, 2002.

     CLASS B COMMON STOCK

     On January 21, 2000, the Company eliminated its dual class of stock, and all outstanding shares of Class B Common Stock were converted into Class A Common Stock on a one-for-one basis. On May 1, 1997, the Company increased the outstanding shares from 100 to 3,424 by declaring a 34.24-for-1 stock split of the Company's common stock (par value of $1.00). On June 2, 1997, the Company declared a 400-for-1 stock split of the Company's common stock pursuant to which all of the Company's outstanding common stock was exchanged for 4,000,000 shares of Class B Common Stock with a par value of $.001. During October 1997, the Company affected an .83333325-for-1 reverse stock split pursuant to which the outstanding shares of Class B Common Stock were exchanged for 3,333,333 shares of Class B Common Stock. Each share of Class B Common Stock was entitled to five votes on all matters on which stockholders may vote, including the election of directors. Each share of Class B Common Stock was automatically converted into one share of Class A Common Stock upon (i) its sale, gift of transfer, except in the case of a transfer to a trust for which the original holder acts as sole trustee or to any other holder of Class B Common Stock, (ii) the death of the original holder thereof, including in the case of the original holder having transferred the Class B Common Stock to a trust for which the original holder served as trustee during his or her lifetime, or (iii) the conversion of an aggregate of 75% of the authorized shares of Class B Common Stock.

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

     PREFERRED STOCK

     The Company has authorized 5,000,000 shares of preferred stock. The Board of Directors has the authority to issue the preferred stock in one or more series and to fix the number of shares and the relative rights, conversion rights, voting rights, and terms of redemption and liquidation preferences.

     SERIES A CONVERTIBLE PREFERRED STOCK:
     -------------------------------------

     On March 28, 2002, and April 15, 2002, the Company sold, in two separate closings, a private placement of Series A Convertible Preferred Stock ("Series A Preferred"), 191,000 and 25,000 units respectively, each unit consisting of one share of Series A Preferred and one warrant to purchase one additional share of Series A Preferred. The purchase price for each unit was $10.00 per unit. This sale of units was ratified by the Company's stockholders at the annual meeting of shareholders held on June 11, 2002. Because each share of Series A Preferred was convertible, initially, into
     3.33 shares of common stock, the effective purchase price was $3.00 for each share of common stock purchased. The warrant that was included in each unit gave the holder the right, until five years after the issuance of the warrant, to purchase one share of Series A Preferred at a purchase price of $15.00 per share or the equivalent of $4.50 per share of common stock.

     The Series A Preferred had a liquidation preference over common stock equal to the purchase price of the Series A Preferred plus any accrued but unpaid dividends. The Series A Preferred contained a dividend feature, such that, if not converted before March 31, 2003, dividends would have accrued at an annual rate equal to 8% of the purchase price of the Series A Preferred. In addition, if not previously converted into common stock, the Series A Preferred was subject to redemption at the option of the Company on the fourth anniversary of the issuance of the Series A Preferred at a redemption price equal to the purchase price plus any accrued but unpaid dividends. If the Company failed to redeem the Series A Preferred on that date, the holders of the convertible preferred stock would have become entitled to elect a majority of the Company's board of directors. Notwithstanding the foregoing, directors elected by virtue of the voting rights of the Series A Preferred would have had to recuse themselves from any vote to redeem all or a portion of the Series A Preferred.

     Proceeds to the Company from the sale of the Series A Preferred were $2,160,000, of which $1,910,000 was received at the March 28, 2002, closing and the remaining $250,000 was received at the April 15, 2002, closing. Aggregate transaction costs of $135,000 representing legal, accounting, and registration fees were incurred bringing the net proceeds to $2,025,000. The net proceeds were used to pay off and cancel the Company's then existing credit facility with Wachovia Bank, NA.

     The Company recorded a beneficial conversion feature on the Series A Preferred and warrants based on the fair value of the common stock of $3.00 per share as of the date of commitment. The warrants with an exercise price of $4.50 per share were valued at $810,000 using the Black-Scholes valuation method. The beneficial conversion feature was calculated to be $810,000 at the commitment date of March 28, 2002, and has been recorded as Additional Paid in Capital. As the preferred shares were convertible immediately, the entire amount of the beneficial conversion feature was accreted into the Accumulated Deficit at March 31, 2002.

     The Series A Preferred was convertible initially into 3.33 shares of common stock for each share of the Series A Preferred. This conversion ratio, however, was subject to an anti-dilution adjustment for stock splits, combinations, and other similar changes, and if the Company issued, except in limited circumstances, any capital stock for a per share price less than the then-current conversion price.

     The Series A Preferred was, pursuant to its terms, to be automatically converted into common stock if (i) holders of 2/3 of the outstanding shares of such preferred stock agreed to convert, (ii) the Company's revenues exceeded $5 million for any two consecutive quarters, or (iii) the Company recognized $20 million in revenues for the 12-month period ending March 31, 2003.

     The Company did, in fact, recognize $20 million in revenues for the 12-month period ending March 31, 2003, and thus, all of the Series A Preferred issued and outstanding as of the close of business on March 31, 2003, was converted into common stock, and the associated warrants were converted into warrants to purchase common stock.

     On March 31, 2003, as part of the issuance of Series B Convertible Preferred discussed below, certain investors who also owned Series A Preferred converted 135,000 shares of Series A Preferred into 270,000 shares of Series B Preferred. The associated warrants were cancelled for no value. No Warrants were issued in connection with the shares of Series B Preferred issued in conversion for the Series A Preferred. The remaining 81,000 outstanding shares of Series A Preferred were converted effective March 31, 2003, into 270,003 shares of common stock, on a post reverse stock split basis, in accordance with the terms of the Series A Preferred certificate of designation. Therefore, as of March 31, 2003, there were no shares of Series A Preferred issued and outstanding.

     SERIES B CONVERTIBLE PREFERRED STOCK:
     -------------------------------------

     On March 31, 2003, the Company sold, in a private placement exempt from registration, 500,000 units, each consisting of one share of Series B Convertible Preferred Stock (the "Series B Preferred") and one warrant to purchase 0.667 shares, on a post reverse stock split basis, of common stock (the "Warrant"). As part of the private placement, the holders of $500,000 of the outstanding Convertible Subordinated Debt converted each $5.00 of Subordinated Convertible Debt into one share of Series B Preferred and one warrant to purchase 0.667 shares, on a post reverse stock split basis, of common stock. The remaining $500,000 of Convertible Subordinated Debt was repaid in full from proceeds of the Series B Preferred offering. In addition, the Company issued an additional 270,000 shares of Series B Preferred in conversion of 135,000 shares of its outstanding Series A Preferred. No Warrants were issued in connection with the shares of Series B Preferred issued in exchange for the Series A Preferred. In addition, the prior warrants to purchase Series A Preferred held by the Series A Preferred investors were cancelled with no value in connection with the conversion. The remaining 81,000 outstanding shares of Series A Preferred were converted on March 31, 2003, into 270,003 shares of common stock, on a post reverse stock split basis, in accordance with the terms of the Series A Preferred certificate of designation.

     The purchase price for each unit was $5.00 per unit (the "Purchase Price"). Because each share of Series B Preferred is convertible, initially, into
     3.33 shares of common stock on a post reverse stock split basis, the effective purchase price was $1.50 for each share of common stock purchased. The associated Warrant gives the holder the right, until seven years after the issuance of the Warrant, to purchase 0.667 shares of common stock on a post reverse stock split basis at a purchase price of $1.50 per share.

     The Series B Preferred has a liquidation preference over common stock equal to two times the Purchase Price plus any accrued and unpaid dividends. If not previously converted, the Series B Preferred will begin to accrue dividends on April 1, 2004, at a rate equal to 8% per annum of the Purchase Price. In addition, if not previously converted into common stock, the Series B Preferred will be subject to redemption at the option of the Company on March 31, 2007, at a redemption price equal to the Series B Preferred liquidation preference amount. If the Company fails to redeem the Series B Preferred on that date, the holders of the Series B Preferred become entitled to elect a majority of the board of directors. Notwithstanding the foregoing, directors elected by virtue of the voting rights of the Series B Preferred would have to recuse themselves from any vote to redeem all or a portion of the Series B Preferred.

     As stated, the Series B Preferred is initially convertible into 3.33 shares of common stock, on a post reverse stock split basis, for each share of the Series B Preferred. This conversion ratio, however, is subject to anti-dilution adjustment if the Company issues any capital stock (or securities exercisable for or convertible into capital stock) for a per share price less than the then-current conversion price, except for issuances pursuant to the Company's stock option plan and certain other issuances to business partners. The anti-dilution adjustment will be made on a full-ratchet basis. Each share of Series B Preferred is entitled to
     3.33 votes on a post reverse stock split basis, and the Series B Preferred stockholders vote, together with the common stock stockholders, on all matters unless otherwise required by law.

     The purchasers of the Series B Preferred may voluntarily convert the Series B Preferred into common stock at any time. The Series B Preferred will be automatically converted into common stock if (i) the Company meets either Conversion Milestone defined below or (ii) holders of 2/3 of the outstanding shares of the Series B Preferred agree to convert. In either event, however, an automatic conversion will only occur if a registration statement covering the resale of the shares issuable upon conversion is in effect at that time. "Conversion Milestone" shall mean either (a) the Company's pretax earnings from ongoing operations are equal to or greater than $6 million in the aggregate in any four consecutive fiscal quarters as determined in accordance with United States Generally Accepted Accounting Principles ("GAAP") as applied by the Company on the date when the Series B Preferred was first issued and the closing trading price of the Company's common stock is equal to or greater than $6.00 per share (as adjusted for any stock dividends, combinations, or splits with respect to such shares after the filing date hereof) for ten consecutive Trading Days (as defined below), or (b) the closing of a "firm commitment" underwritten public offering of common stock in which the public offering price per share of common stock is at least equal to three times the then-applicable conversion price for the Series B Preferred and which offering results in gross proceeds to the Company of not less than $15 million. "Trading Day" shall mean a business day on which at least 50,000 shares of common stock are traded on the principal United States securities exchange or automated quotation system on which such security is listed or traded.

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

     Pursuant to the terms of the private placement, the Company may impose blackout periods with respect to the use of the registration statement in an aggregate amount of time not to exceed 25 business days in any 12-month period if the Company's board of directors determines in good faith that
     (a) an amendment or supplement to a registration statement is required to correct a material misstatement or to include information the absence of which would render the registration statement materially misleading and (b) the filing of such amendment or supplement would result in the disclosure of information that the Company has a bona fide business purpose for preserving as confidential. The Company may not institute more than four blackout periods in any 12-month period. The Company agreed to notify the purchasers of the Series B Preferred of blackout periods, but the purchasers are not required to notify the Company of sales if no blackout is in effect. The registration rights are embodied in an investor rights agreement that contains customary terms and conditions, including cross-indemnities.

     The Series B Preferred Stock financing resulted in cash proceeds of $2,000,000 plus the conversion of $500,000 of the Company's Senior Convertible Subordinated Debt that was issued on September 28, 2002. The remaining Senior Convertible Subordinated Debt of $500,000 was repaid out of the proceeds of this financing, and as of March 31, 2003, the Company was debt free and remained so as of December 31, 2003. Aggregate transaction costs of $90,000 representing legal, accounting, and registration fees were incurred bringing the net proceeds, after repaying the Subordinated Debt and transaction costs, to $1,410,000.

     There was no beneficial conversion feature on the Series B Preferred and warrants based on the fair value of the common stock of $1.02 per share as of the date of commitment. The warrants with an exercise price of $1.50 per share were valued at $159,176 using the Black-Scholes valuation method.

     In addition, in January 2004, the holders of the Company's Series B Preferred stock (770,000 shares of Series B Preferred) sold to eight investor 80 percent of the total outstanding Series B Preferred stock in separate contractual arrangements which included promissory notes and security agreements. Centiv agreed to grant a security interest in the stock of Centiv Services as collateral for the promissory notes, and as consideration for the purchased Series B Preferred to be converted into shares of common stock of the Company. By March 3, 2004, all outstanding shares of Series B Preferred had been converted into common stock of the Company (2,566,668 common shares).

     The promissory notes were not paid when due. As such, Centiv was called upon under the collateral arrangement to satisfy the obligations. Effective May 31, 2004, the Company executed a Share Transfer Agreement with the eight investors, and transferred 100,000 shares of common stock of Centiv Services (representing all of the outstanding shares of common stock held by Centiv) to satisfy the promissory notes. In addition, the Company also assigned all of its right, title, and interest in the name "Centiv" and related trademarks and service marks and all goodwill related thereto, including the centiv.com domain name. This transaction caused the Company to take the measures related to changing its name as described in Note 2.

     THE MAY 20, 2004, COMMON STOCK ISSUANCE

     On or about May 20, 2004, the Company issued 3,335,231 shares of its common stock (The "May 20, 2004, Share Issuance") as consideration to related parties and consultants for professional services rendered. The Company recorded consulting expenses in the amount of $2,001,039 or $.60 per share. No amounts were due to these related parties or consultants as of June 30, 2004.

7.   STOCK OPTION PLAN

     The Company's Board of Directors and stockholders approved the 1997 Stock Option Plan (the "Plan") covering 666,667 shares of the Company's Class A Common Stock that may be granted to employees, officers, directors, and certain consultants or advisers to the Company. Options granted under the Plan may be either (i) options intended to qualify as incentive stock options under Section 422 of the Internal Revenue Code or (ii) non-qualified stock options. Incentive options granted under the Plan are exercisable for a period of up to ten years from the date of grant at an exercise price that is not less than the fair market value of the stock on the date of grant, except that the term of an incentive option granted under the Plan to a stockholder owning more than 10% of the outstanding voting power may not exceed five years, and its exercise price may not be less than 110% of the fair market value of the stock on the date of grant. In addition, to the extent that the aggregate fair market value, as of the date of grant, of the stock for which incentive options become exercisable for the first time by an optionee during the calendar year exceeds $100,000, the portion of such option that is in excess of the $100,000 limitation will be treated as a non-qualified option. The Company's Board of Directors administers the Plan, which expires in August 2007.

     On January 7, 2004, the Company granted 171,000 stock options and accelerated the exercisability of all outstanding options and to increase the period of exercisability to 12 months following termination of employment with the Company. As of June 30, 2004, the Company had zero stock options available for grant under the Plan.

     As part of the transaction with Eagle Treasure (Note 5), Centiv (a) amended and restated its stock plan to reserve 10,000,000 new shares of common stock for future issuance under existing and assumed stock options and for incentive compensation to officers, directors, and professional advisors. The Board of Directors of the Company renamed the 1997 Stock Option Plan, the 2004 Non-Qualified Stock Compensation Plan (the "New Plan"), filed a registration statement covering the shares in the New Plan with the Securities and Exchange Commission, and issued 4,800,000 shares of common stock under the New Plan on February 11, 2004.

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

     Pursuant to the offer made to John Larkin as President and Chief Operation Officer of Centiv, 474,334 options were granted on October 28, 2002, outside of the Stock Option Plan. The vesting period was initially over a six-year period. Effective January 7, 2004, all the vesting periods on all the options were accelerated.

     The amount of the pro forma charge has been determined using the Black-Scholes model, as permitted by SFAS 123. For purposes of the calculation, management used an average interest rate of 5.18% based on the

     U.S. Treasury Strip (zero-coupon) bonds, a projected volatility rate of 80%, a dividend yield of 0%, and an expected life of 5 years for the grants.

8.   THIRD PARTY STOCK WARRANTS

     The Company has agreements with various entities whereby the Company granted warrants in exchange for services. The value of the warrants was determined using the Black-Scholes option model on the date of grant and a non-cash charge was recorded. Below is a schedule showing the warrants issued and outstanding, the expiration date, exercise price, and the value of the non-cash charge:

                                WARRANTS        WARRANTS        EXPIRATION       EXERCISE      VALUE ($IN
         DATE OF GRANT           ISSUED        OUTSTANDING         DATE           PRICE        THOUSANDS)
     ----------------------- --------------- --------------- --------------- --------------- --------------
     November 11, 2002           15,750          15,750          11/11/07          3.00           7,607

     The above table excludes the following warrants issued: (i) 270,003 warrants issued to the Series A Preferred investors at an exercise price of $4.50 and expiration date of March 28, 2007 (see Note 6), (ii) 28,335 warrants issued for the Senior Convertible Subordinated Debt holders with an exercise price of $5.25 with 8,335 warrants expiring on September 30, 2007, and 20,000 warrants expiring on March 31, 2008, and (iii) 333,336 warrants issued to the Series B Preferred investors at an exercise price of $1.50 and an expiration date of March 31, 2010 (see Note 6).

9.   RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51 ("FIN 46"). The FASB issued a revised FIN 46 in December 2003, which modified and clarified various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIE's created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

     On May 15, 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS 150"), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or "MEZZANINE" equity, by now requiring those instruments to be classified as liabilities in the statement of financial position. SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) mandatorily redeemable instruments, b) financial instruments to repurchase an entity's own equity instruments, c) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments, d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The adoption of this statement did not have a material effect on the financial position or results of operations of the Company.

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), REVENUE RECOGNITION, which supersedes SAB 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of SAB 104, and it did not have a material impact on the financial position or results of operations of the Company.

10.  SUBSEQUENT EVENTS

     As described in Note 5 above, the Company and its remaining subsidiary are involved in certain transactions and obligations that are in the process of being transacted or yet to be transacted. See Note 5 for a description of these business activities.

     On August 18, 2004, the board of directors established and designated 200,000 shares of its par value $.001 Preferred Stock as Series C Preferred Stock.

     On August 18, 2004, the Company issued 1,000,000 shares of its par value $.001 common stock to two individuals for services rendered through July 31, 2004.

     On October 4, 2004, at a Special Meeting of the stockholders of the Company, the stockholders approved the Merger Agreement whereby the Company would merge with CEGI (see Note 2), and change its corporate domicile from Delaware to Nevada. The Articles of Merger were filed with the Secretary of State of the State of Nevada and the Secretary of State of the State of Delaware on October 15, 2004. The Secretary of State of the State of Delaware approved the Merger Agreement on October 28, 2004. NASDAQ also acknowledged and approved the merger and name change on November 19, 2004.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements, including the related notes thereto provided elsewhere herein. In particular, it should be emphasized that during the three months and six months ended June 30, 2004, the Company reported the acquisition of significant assets and payment obligations, changed its management team, changed its capital structure, increased the size of its amended and restated non-qualified stock compensation plan, transferred its on-going POP operations to Centiv Services, spun off Centiv Services as a subsidiary, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing, and advertising. The Overview that follows discusses the business transacted by Centiv during the three months and six months ended June 30, 2004, and 2003.

     The forward-looking statements generally include management's plans and objectives for future operations, including plans, objectives, and expectations relating to future economic performance, business prospects, revenues, working capital, liquidity, ability to obtain financing, generation of income, and actions of secured parties. The forward-looking statements may also relate to the Company's current beliefs regarding revenues that it might earn if it is successful in implementing its business strategies. The forward-looking statements generally can be identified by the use of the words "believe," "intend," "plan," "expect," "forecast," "project," "may," "should," "could," "seek," "pro forma," "estimates," "continues," "anticipate," and similar words. The forward-looking statements and associated risks may include, relate to, or be qualified by other important factors, including, without limitation:

          o anticipated trends in the consolidated financial condition and results of operations of the Company and subsidiaries (including expected changes in gross margin and general, administrative and selling expenses);

          o the projected growth or contraction in products and services markets in which the Company and its subsidiaries operate;

          o the ability of the Company and its subsidiaries to finance working capital and other cash requirements;

          o the business strategy for expanding the presence in products and services markets; and

          o the ability to distinguish the Company and subsidiaries from current and future competitors.

     The management of the Company and subsidiaries does not undertake to update, revise, or correct any forward-looking statements. The forward-looking statements are based largely on current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Important factors to consider in evaluating forward-looking statements include:

          o    the shortage of reliable market data regarding product markets;

          o changes in external competitive market factors or in internal budgeting process that might impact trends in consolidated results of operations;

          o changes in business strategy or an inability to execute strategy due to unanticipated changes in product markets; and

          o various other factors that may prevent the Company and subsidiaries from competing successfully in the marketplace.

         The information contained in this report is not a complete description of the business or the risks associated with an investment in Centiv's common stock. Before deciding to buy or maintain a position in Centiv's common stock, you should carefully review and consider the various disclosures that have been made in this Quarterly Report on Form 10-QSB and in other materials filed with the Securities and Exchange Commission that discuss business in greater detail and that disclose various risks, uncertainties, and other factors that may affect the Company's consolidated business, results of operations, or financial condition. In particular, you should review the "Risk Factors" section of the Annual Report on Form 10-K for the year ended December 31, 2003, and the section that follows.

RISKS RELATED TO THE COMPANY

     CENTIV IS A DRAMATICALLY DIFFERENT COMPANY.

     In January 2004, Centiv announced the acquisition of Beijing Multimedia (which holds significant assets and payment obligations), changed its management team, changed its capital structure, increased the size of its amended and restated non-qualified stock compensation plan, transferred its on-going POP signage operations to Centiv Services, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing, and advertising. The condensed consolidated financial statements and notes thereto also include disclosures concerning the significant events, agreements or transactions that occurred or were effected during the three and six months ended June 30, 2004, including the spin off of Centiv Services as a subsidiary. During the remainder of 2004, the value of Centiv and its subsidiary will be greatly influenced by the performance of the newly acquired assets, capital formation activities, the completion of funding obligations, and the decisions of the new management team. Moreover, the Company's securities may trade with potentially significant volatility as the securities markets evaluate and digest information about the business, both historically and in the future, to be transacted by Centiv and its subsidiary.

     THE COMPANY HAS INCURRED CONSOLIDATED OPERATING LOSSES THAT EXCEED FOUR MILLION DOLLARS.

     As of June 30, 2004, Centiv reported an accumulated deficit of $4.7 million.

     THE COMPANY CANNOT PREDICT ITS FUTURE RESULTS BECAUSE OF THE SIGNIFICANT CHANGES OCCURRING AFTER JUNE 30, 2004.

     Given the operating history, it will be difficult to predict future results. The reader should consider the following uncertainties that may be encountered as an early stage company in a new and rapidly evolving market:

          o    market acceptance of the Centiv products or services;
          o consumer demand for and acceptance of Centiv's products, services, and follow-on products; and
          o    Centiv's unproven and evolving business model.

     THE CENTIV POP BUSINESS HAS NOT GENERATED SIGNIFICANT REVENUES TO DATE AND INCURRED LOSSES IN CALENDAR YEARS 2001, 2002, 2003, AND THREE AND SIX MONTHS ENDED JUNE 30, 2004.

     The Centiv POP Business commenced in 1998, has a limited operating history, and incurred losses for the years 2000 -- 2003, although it did make an operating profit in 1998 and 1999. Losses continued into the year 2004, and Centiv Services, as a subsidiary of Centiv, was spun off effective May 31, 2004.

     THE QUARTERLY AND ANNUAL SALES AND FINANCIAL RESULTS HAVE VARIED SIGNIFICANTLY IN THE PAST, AND THE COMPANY EXPECTS TO EXPERIENCE FLUCTUATIONS IN THE FUTURE, WHICH MEANS THAT PERIOD-TO-PERIOD COMPARISONS ARE NOT NECESSARILY MEANINGFUL OR INDICATIVE OF FUTURE PERFORMANCE.

     Sales and operating results have varied, and may continue to vary, significantly from year to year and from quarter to quarter as a result of a variety of factors, including the introduction of new products by competitors, pricing pressures, the timing of the completion or the cancellation of projects, the evolving and unpredictable nature of the markets in which computer products are sold and economic conditions generally or in certain geographic areas in which customers do business. Furthermore, the Company may be unable to control spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, it cannot provide assurance that sales and net income, if any, in any particular quarter will not be lower than sales and net income, if any, in a preceding or comparable quarter or quarters. In addition, sales and net income, if any, in any particular quarter are not likely to be indicative of the results of operations for any other quarter or for the full year. The trading prices of the Company's securities may fluctuate significantly in response to variations in the Company's quarterly or annual results of operations.

OVERVIEW

     CENTIV - PARENT HOLDING COMPANY AND BEIJING MULTIMEDIA LIMITED - SUBSIDIARY

     In January 2004, Centiv announced the acquisition of Beijing Multimedia, which holds significant assets and payment obligations, changed its management team, changed its capital structure, increased the size of its amended and restated non-qualified stock compensation plan, transferred its on-going POP signage operations to Centiv Services, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing and advertising. Notes 2 and 5 to the condensed consolidated financial statements include disclosures concerning the significant events, agreements or transactions that occurred or were effected during the six months ended June 30, 2004, including the spin off of Centiv Services as a subsidiary of the Company. During the remainder of 2004, the value of Centiv and its continuing subsidiary (Beijing Multimedia) will be greatly influenced by the performance of the newly acquired assets, capital formation activities, the completion of funding obligations, and the decisions of the new management team. Moreover, the Company's securities may trade with potentially significant volatility as the securities markets evaluate and digest information about the business, both historically and to be transacted by Centiv and its subsidiary in the future. The following discusses the transactions which dramatically changed the business activities and capital structure of the Company.

     ACQUISITION OF BEIJING MULTIMEDIA LIMITED. On January 29, 2004, Centiv announced that it had entered into a Stock Purchase Agreement with Eagle Treasure Limited ("Eagle Treasure"), a company incorporated in the British Virgin Islands, under which Centiv acquired all of the issued capital stock of Eagle Treasure's subsidiary, Beijing Multimedia Limited ("Beijing Multimedia"), a company incorporated in the British Virgin Islands. The acquisition of Beijing Multimedia under the Stock Purchase Agreement was approved and ratified by the Board of Directors of Centiv on January 16, 2004. On February 4, 2004, to complete the Stock Purchase Agreement with Eagle Treasure, Centiv issued 20,250,000 unregistered shares of its $.001 par value common stock in the name of Eagle Treasure in exchange for the entire 202,500 shares of the issued and paid up share capital of Beijing Multimedia. Further, Centiv assumed certain pre-existing obligations of Beijing Multimedia, including but not limited to the issuance of certain fee shares and stock options to employees, officers, directors, and advisors of Beijing Multimedia. As a result of the exchange of shares, Beijing Multimedia became a wholly owned subsidiary of Centiv. On February 6, 2004, Centiv filed a Current Report on Form 8-K with the Securities and Exchange Commission describing in detail the transaction with Eagle Treasure, and the acquisition of Beijing Multimedia.

     TRANSFER AGREEMENT. Prior to the acquisition of Beijing Multimedia by Centiv, under a Transfer Agreement dated December 16, 2003, Beijing Multimedia acquired certain net operating profits interests ("NOP Interests") amounting to approximately 30 percent of the joint advertising activities of CITIC Cultural & Sports Industry Co. Ltd., a company organized under the laws of the People's Republic of China ("CITIC Cultural"). Also under the Transfer Agreement, the NOP interests, as determined and under terms guaranteeing certain minimum amounts, will be paid semi-annually to Beijing Multimedia over the term of the Transfer Agreement which is from January 1, 2004, through the later of December 31, 2016, or the date on which CITIC Cultural's license agreements with two entities terminate, in exchange for certain NOP Cash Calls totaling $50.0 million (subsequently increased to $55.0 million) which were required to be paid to CITIC Cultural by Beijing Multimedia on or before March 31, 2004. If Beijing Multimedia cannot meet the requirement to pay the NOP Cash Calls to CITIC Cultural under the terms of the Transfer Agreement or any amendments or extensions thereto, then the NOP Interests of Beijing Multimedia shall be reduced by .0017 percent for each $100,000 in NOP Cash Calls not funded, but not below a minimum level of fifteen (15) percent of the initial NOP Interests.

     CITIC Cultural is a company that specializes in cultural and media businesses, and its principal businesses include film production and distribution, television drama and program production and distribution, subway and railway advertising, magazine and newspaper publication, and sports and entertainment businesses. CITIC Cultural is an affiliate of China International Trust & Investment Co. Ltd. and its subsidiaries (collectively, the "CITIC Group").

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

     Based upon an independent valuation of the NOP Interests acquired from CITIC Cultural, the management of Beijing Multimedia has estimated that the discounted present value of the NOP Interests (without consideration of the NOP cash calls) is between US$40.0 million and US$80 million, and such NOP Interests are expected to contribute approximately $20.0 million per year, pre-tax cash flow to the Company, on a consolidated basis, provided that the full amount of the NOP Cash Calls is paid, and that the level of the cash transfers from the NOP Interests continue at similar levels beyond the first three years of the term of the Transfer Agreement.

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

     As of June 30, 2004, Centiv and Beijing Multimedia were in default under the Supplemental Agreement to the Transfer Agreement and had not paid any of the NOP Cash Call obligations to CITIC Cultural. Effective August 9, 2004, CITIC Cultural, Beijing Multimedia, Eagle Treasure Limited and Centiv entered into a Second Amendment to the Transfer Agreement (the "Second Amendment") which superceded the Supplemental Agreement to the Transfer Agreement. In addition, the Second Amendment extended the due date for the payment of the NOP Cash Calls of $55.0 million from March 31, 2003, to September 30, 2004, and requires the payment of $5.0 million on or before September 30, 2004. The Second Amendment also provides for the automatic extension of the due date for the payment of the NOP Cash Calls for thirty-day (30) periods provided that written confirmation of each extension is provided by CITIC Cultural within three (3) days before the expiration of each 30-day extension period. The Second Amendment also provides that Centiv shall use its best efforts to obtain up to $49.0 million in debt financing or by a placement of Centiv's capital stock to create the financing for Beijing Multimedia to satisfy the NOP Cash Calls due to CITIC Cultural under the Transfer Agreement.

     FUNDING THE NOP CASH CALLS. In connection with the required payment of the NOP Cash Calls by Beijing Multimedia, Centiv became a party to the Supplemental Agreement to the Transfer Agreement and the Second Amendment, and has agreed to fund the NOP Cash Calls. The Company may obtain the necessary funding for the NOP Cash Calls through a private placement of its shares or through a convertible debt security to be issued to the source(s) of the funding. On April 5, 2004, in connection with the Company's efforts to arrange the financing to allow Beijing Multimedia and Centiv to make the required NOP Cash Call payments to CITIC Cultural, an investment firm offered to establish an equity line of credit in the initial amount of $50.0 million, with draws on the line of credit to be available to the Company immediately following Centiv's filing of its Annual Report on Form 10-K for the period ended December 31, 2003, the re-listing of its shares on the NASDAQ OTC:BB, and the completion of the necessary documentation. After further analysis, management of Centiv decided not to pursue this alternative for funding.

     On May 5, 2004, Centiv entered into a Letter of Intent with an investment firm to structure an equity line of credit of up to (pound)100,000,000 (one hundred million pounds sterling). The Letter of Intent sets forth certain terms and conditions pertaining to structure, use of proceeds, draw down procedures, a pricing formula, and other documentation and general conditions that will be finalized in a definitive subscription agreement between the parties. Management of Centiv and Beijing Multimedia is currently pursuing the completion of the equity line of credit. While management of Centiv and Beijing Multimedia believes that the investment firm is proceeding in good faith, there can be no assurance that the proposed equity line of credit facility will be established, or that it will be established under the terms of the Second Amendment. As of the date of this report, neither Centiv nor Beijing Multimedia had obtained any written agreements to provide the necessary funds to meet the payment obligations of $55.0 million to CITIC Cultural described above.

     RESTRUCTURING. As part of the transaction with Eagle Treasure, Centiv (a) amended and restated its stock plan to reserve 10,000,000 new shares of common stock for future issuance under existing and assumed stock options and for incentive compensation to officers, directors, and professional advisors. The Board of Directors of Centiv renamed the 1997 Stock Option Plan, the 2004 Non-Qualified Stock Compensation Plan (the "Plan"), filed a registration statement covering the shares in the Plan with the Securities and Exchange Commission, and issued 4,800,000 shares of common stock under the Plan on February 11, 2004, to directors, professional advisors, and consultants (b) created a wholly owned subsidiary, Centiv Services, Inc. ("Centiv Services"), a Nevada corporation, and transferred its current U.S. based POP signage operations into that entity, (c) changed the makeup of its Board of Directors and Executive Management Team (see below), and (d) adopted a new business plan which is designed to grow the Company as an international multimedia holding company. As of June 30, 2004, the Company had recorded the issuance of 4,800,000 shares as primarily an offset of the liability for such shares assumed from Beijing Multimedia as part of the acquisition transaction, and as non-employee compensation expense.

     The acquisition of Beijing Multimedia and creation of Centiv Services allows Centiv to act as a holding company for its business operations. In the future, management intends to conduct Centiv's operations solely through wholly owned or majority owned operating subsidiaries. Management believes that the holding company structure will improve Centiv's access to capital and provide additional opportunities to make acquisitions in the multimedia, publishing, and advertising arenas.

     Further, on January 16, 2004, the Company's Board of Directors approved a three-for-four (3:4) reverse stock split of the Company's common stock. To date, the reverse stock split has not been affected by the Company. Management of the Company is of the opinion that the impact of this reverse stock split will be achieved by the terms of the Merger Agreement described in Note 2.

     In addition, in January 2004, the holders of Centiv's Series B Preferred stock (770,000 shares of Series B Preferred) sold to eight investors 80 percent of the total outstanding Series B Preferred stock in separate contractual arrangements which included promissory notes and security agreements. Centiv agreed to grant a security interest in the stock of Centiv Services as collateral for the promissory notes, and as consideration for the purchased Series B Preferred to be converted into shares of common stock of Centiv. By March 3, 2004, all outstanding shares of Series B Preferred had been converted into common stock of Centiv (2,566,668 common shares).

     The promissory notes were not paid when due. As such, Centiv was called upon under the collateral arrangement to satisfy the obligations. Effective May 31, 2004, the Company executed a Share Transfer Agreement with the eight investors and transferred 100,000 shares of common stock of Centiv Services (representing all of the outstanding shares of common stock held by Centiv) to satisfy the promissory notes. In addition, the Company also assigned all of its right, title and interest in the name "Centiv" and related trademarks and service marks, and all goodwill related thereto including the centiv.com domain name. This transaction caused the Company to take the measures as described in Note 2 to the condensed consolidated financial statements.

     MANAGEMENT CHANGES. In December 2003, Messrs. Thomas Pennell, Daryl Splithoff, and J. Smoke Wallin resigned as Directors of the Company. In January 2004, the holders of a majority of the voting power of Centiv's Series B Convertible Preferred appointed Patrick Ma to fill the vacancy on Centiv's Board of Directors created by the resignation of Director Thomas Pennell. After the election of Mr. Ma to the Board of Directors, Messrs. John Larkin, Tom Mason, and Len Finelli resigned as Directors. The vacancies on the Board of Directors were filled by Messrs. Mak Wai Seung (Shawn), Lau Kwok Hung, and Hu Bing to bring the total number of Directors to four.

     Also, in January 2004, the Board of Directors of the Company reached an agreement in principle with Mr. Jeffrey Hall to become the Company's new President and Director, and to serve as the Chief Executive Officer and Director of a third wholly owned subsidiary of the Company, Target Publishing Group Inc. ("Target Publishing"). In connection with Mr. Hall's prospective employment with Centiv, the Company also agreed in principle to acquire all of the issued and outstanding capital stock of Brentwood Media Group Inc. ("BMG"), a California corporation, which is controlled and majority owned by Mr. Hall. As of the date of this report, all agreements regarding Mr. Hall's employment and the acquisition of BMG have been terminated between the parties.

     NEW BUSINESS PLAN. In the future, management of Centiv intends to focus its efforts on the acquisition and development of multimedia businesses - publishing and advertising, film production and distribution, television programming, and other multimedia-related entities - all to be owned, operated, and managed as wholly owned or majority owned subsidiaries of

     Centiv. Management of Centiv believes that the holding company structure will improve Centiv's diversification and ability to compete, provide better access to sources of capital, and provide Centiv with additional opportunities to make acquisitions of mature as well as development stage businesses without endangering the overall financial condition of the consolidated group as a whole.

     LETTERS OF INTENT AND TARGET ACQUISITIONS. Since January 2004, management of Centiv has been actively engaged in the search for and identification of potential acquisition candidates under its new business plan, including the acquisition of BMG, as explained above. As of the date of this report, Centiv has initiated negotiations with several entities for acquisition, as well as issued certain letters of intent and term sheets with certain other entities where completion of the acquisition process is primarily contingent upon the re-listing of the Company's stock on the NASDAQ OTC:
     BB, which was completed on May 13, 2004. There can be no assurance in the near term that Centiv will be successful in completing the acquisition of any of the entities where negotiations have or are currently being conducted.

     On June 17, 2004, the Company announced that it had entered into a letter of intent with the shareholders of Rhino Films, Inc. ("Rhino") to acquire 100% ownership of Rhino through a cash and share-for-share exchange with the Rhino shareholders. As of the date of this report, the parties to the letter of intent have agreed that the acquisition transaction is considered to be "on hold" until Centiv completes, if at all, its capital formation activities related to the equity line of credit.

     OTHER MATTERS. Effective February 1, 2004, Centiv entered into a consulting agreement for professional services with an individual. The consultant is to assist Centiv in the development, operation, and expansion of its entertainment and multimedia business activities. For services, the consultant is to receive 300,000 shares of Centiv's common stock as a retainer, 100,000 additional shares of Centiv's common stock as fee shares for consulting services, and an additional amount of shares of common stock based on the value of each transaction, as determined by the parties, closed by Centiv as a result of the consultant's efforts or introduction. Centiv also agreed to register the retainer and fee shares with the Securities and Exchange Commission. The retainer and fee shares were issued to the consultant from the Centiv's non-qualified Plan as part of the 4,800,000 common shares issued on February 11, 2004, as described above.

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

     CENTIV SERVICES - WHOLLY OWNED SUBSIDIARY

     Centiv Services was a wholly owned subsidiary of Centiv through May 31, 2004. Its operations were essentially the same operations of Centiv during the periods prior to March 2003, where its main source of revenues came from a distribution agreement with Anheuser-Busch (A-B). But in March 31, 2003, the agreement with A-B terminated and sales have dramatically declined since then, ultimately leading to a shift in business focus and acquisition of Beijing Multimedia Limited as discussed above. Centiv Services continued to operate the same business as it did prior to the termination of A-B agreement, but on a much smaller scale with much smaller revenues than experienced prior to March 2003, and subsequent to May 31, 2004, was no longer owned by Centiv.

     Centiv Services was a developer and provider of Web-enabled point-of-purchase ("POP") solutions for consumer goods manufacturers and multi-location retailers. The Instant Impact solution allowed marketing managers, brand managers and retailers to create, edit, and schedule delivery of customized POP signage using field-editable sign templates created and/or approved by manufacturers. Instant Impact POP signage is print quality and digitally produced for the unique requirements of each retail location, allowing users to target specific consumer segments at the POP and accumulate quantitative data for analysis and feedback on the success of their in-store or on-premise marketing campaigns. The products of Centiv Services allowed a user to access an information database for selecting sign templates approved or created by manufacturers, input data for the sign templates, and select signage products for production of the sign templates. Its Internet-based user interface was clear, flexible, user-friendly, and changeable to allow control of the message at a corporate or local store level. Instant Impact POP signage can either be printed in a Centiv print center, or an industry-standard print-formatted file can be delivered via the Internet to any print provider in the world. The management of Centiv Services believed that its Instant Impact POP solution improved marketing results (due to improved signage utilization, customization, and images), provided measurable marketing feedback, reduced signage lead time, allowed for distribution of brand identity while protecting the integrity of that identity, and reduced the costs associated with in-store and on-premises custom signage.

     The roots of Centiv Service's introduction to the custom POP segment were formed in 1998 when it partnered with Anheuser-Busch (A-B) to design, configure, deliver, and implement a proprietary A-B POP signage system in over 730 A-B wholesale distributors in the United States and 16 foreign countries. This led to a relationship with Anheuser-Busch pursuant to which Centiv Services installed a POP system for A-B allowing distributors to access that system to create custom signage using templates created by A-B. In addition, as part of its agreement, Centiv Services maintained rights to supply consumable print materials to these distributors supported by an in-house call center service. As a result of its exposure to the custom signage business, Centiv Services invested in the development of a web-based platform for the collaborative versioning of POP signage. Beginning in 2001, Centiv Services began the commercialization of Instant Impact. In December 2002, A-B notified Centiv Services that upon its expiration on March 31, 2003, Centiv Services would no longer be the preferred supplier for various consumables of the system and its preferred supplier technical support agreement would not be renewed. Centiv
     Services' activities with A-B and its distributors terminated upon the expiration of that agreement.

     With the termination of the preferred supplier and support agreement effective March 31, 2003, the sales to A-B and the wholesale distributor network were not reflected after the first quarter of 2003, nor in the first two calendar quarters of 2004. Total sales from A-B and its wholesale distributor network for the three and six months ended June 30, 2004, and 2003, were $0 and $4.1 million, respectively. In response to this, Centiv Services downsized its operations and reduced its headcount and other operating expenses to a level that it believed would enable it to continue to operate its business.

     Although Centiv Services valued its relationship with A-B, the contract did not include the Instant Impact web-based process for POP design and delivery. The A-B relationship was part of the legacy business model as a wholesaler of digital printing hardware and provider of consumable printing materials. The A-B relationship had never involved the use of Instant Impact. As a result, A-B's decision in no way reflected upon the relevancy and viability of this innovative service going forward. Despite the revenue impact of losing its supply relationship with A-B, the net contribution impact was negligible. After a prudent assessment of overhead costs and spending, Centiv Services developed a strategy to defer or reduce ongoing expenses in order to minimize the financial impact of this event.

     Effective May 31, 2004, Centiv Services was spun off to the former holders of the Series B Preferred Stock, and therefore, was no longer a subsidiary of the Company after that date. The Company recorded a loss of $954,000 in connection with the spin off (see Note 2).

     RESULTS OF OPERATIONS

     Net sales reflect the sale of Centiv Services' products, net of allowances for returns and other adjustments. Sales are generated from the sale of products, supplies, and services primarily in the United States. The web-based Instant Impact product has the following revenue components:
     One-time set-up fees, template design and product configuration fees, user training fees, and print services fees. Revenue is recognized when the service has been performed or in the case of printing, when the product has been shipped.

     Cost of goods sold consists primarily of product costs, freight charges, direct costs, and overhead associated with providing services performed by Centiv Services for its customers.

     A large portion of Centiv Services' operating expenses is relatively fixed. Since Centiv Services does not obtain long-term purchase orders or commitments from its customers, management must anticipate the future volume of orders based upon historical purchasing practices. Cancellations, reductions, or delays in orders by a customer or group of customers could have a material adverse effect on Centiv Services business, financial condition, and results of operations.

     Selling, general, and administrative ("SG&A") expenses include costs for sales representatives, marketing, and advertising of Centiv Services' products, training, warehouse costs, information technology, corporate and administrative functions, employee benefits, and facility costs.

     Depreciation expense reflects the cost associated with expensing property and equipment purchases over the useful life of the asset. Property and equipment are depreciated on a straight-line basis over their estimated useful lives, which generally range from 3 to 7 years.

     Interest expense (income) includes costs and expenses associated with working capital indebtedness and interest on the Convertible Subordinated Debt, offset by interest income primarily associated with loans to shareholders.

     CRITICAL ACCOUNTING POLICIES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and other assumptions, which it believes are reasonable. If actual amounts are ultimately different from these estimates, the revisions are included in results of operations for the period in which the actual amounts become known.

     Accounting policies are considered critical when they require management to make assumptions about matters that are highly uncertain at the time the estimate is made and when different estimates than management reasonably could have used have a material impact on the presentation of Centiv Services' financial condition, changes in financial condition, or results of operations.

     Centiv Services' critical accounting policies are described below:

     REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE:
     --------------------------------------------

     Centiv Services recognized revenue upon the shipment of its products to the customer provided that the entity received a signed purchase order, the price was fixed, title had transferred, product returns were reasonably estimable, collection of resulting receivable was reasonably assured, there were no customer acceptance requirements, and there were no remaining significant obligations.

     Centiv Services established reserves for customer accounts receivable balances that were potentially uncollectible. The methods used to estimate the required allowance were based on several factors including the age of the receivables, the historical ratio of actual write-offs to sales, and projected write-offs. These analyses took into consideration economic conditions that may have had an impact on a specific industry, group of customers, or a specific customer. The reserves could be materially different if economic conditions changed or actual results deviated from historical trends.

     INVENTORY RESERVES:
     -------------------

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

     VALUATION ALLOWANCE OF DEFERRED TAX ASSETS:
     -------------------------------------------

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

     Changes in circumstances, such as the generation of taxable income, could have caused a change in judgment about the realizability of the related deferred tax assets. Any change in the valuation allowance was included in income in the year of the change in estimate.

     OTHER:
     ------

     Other significant accounting policies, not involving the same level of measurement uncertainties as those discussed above, are nevertheless important to an understanding of the financial statements. Policies relating to revenue recognition, fair value of financial instruments, depreciation, long-lived assets, income taxes and warranties require judgments on complex matters that are often subject to multiple external sources of authoritative guidance such as the Financial Accounting

     Standards Board, Securities and Exchange Commission, etc. Conclusions reached by these authorities caused no material change in Centiv Services' accounting policies.

     THREE MONTHS ENDED JUNE 30, 2004, COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003

     NET SALES. Total sales from continuing operations of $547,000 for the three months ended June 30, 2004, decreased 6.5%, or $38,000 million, compared to $585,000 for the three months ended June 30, 2003. The decrease was mostly attributable to having two months of operations from Centiv Services due to the spin off (Note 2) effective May 31, 2004, as compared to having three months of revenues during the quarter ended June 30, 2003. Also, as previously mentioned, with the expiration of the Anheuser-Busch (A-B) preferred supplier and support agreement effective March 31, 2003, there were no sales to A-B or to the wholesale distributor network for the three months ended June 30, 2004. As such, sales for the period were related to the Instant Impact product line. Sales to A-B and its wholesale distributor network were $3.3 million for the three months ended June 30, 2003. Due to the spin off Centiv Services, these revenues will not recur in the future.

     GROSS PROFIT. Gross profit from continuing operations of $285,000 for the three months ended June 30, 2004 decreased 16% or $53,000, compared to $338,000 for the three months ended June 30, 2003. However, gross profit as a percentage of sales decreased 6% to 52% for the three months ended June 30, 2004, compared to 58% for the three months ended June 30, 2003. The decrease in gross profit was primarily attributable to having two months of operations from Centiv Services due to the spin off (Note 2) effective May 31, 2004, as compared to having three months of operations during the quarter ended June 30, 2003.

     SG&A EXPENSES. SG&A expenses from continuing operations of $3.2 million for the three months ended June 30, 2004 increased $2.6 million or 403%, compared to $643,000 for the three months ended June 30, 2003. As a result of the termination of the A-B agreement, Centiv Services restructured its operations and eliminated the costs associated with the A-B business effective March 31, 2003. Also, on or about May 20, 2004, there were 3,335,231 shares of common stock issued as consideration for related party and professional consulting services rendered in the amount of $2,001,039. There was no such expense during the same period in 2003.

     DEPRECIATION EXPENSE. Depreciation expense decreased $67,000, or 47%, to $77,000 for the three months ended June 30, 2004, as compared to $144,000 for the three months ended June 30, 2003. The decrease in depreciation expense relates to the $154,000 write-off of fixed assets in the fourth quarter of 2003 for assets that were no longer in use. The decrease was also attributable to having two months of depreciation from fixed assets of Centiv Services due to the spin off (Note 2) effective May 31, 2004, as compared to having three months of depreciation expense during the quarter ended June 30, 2003.

     INTEREST INCOME/EXPENSE. Interest income was zero for the three months ended June 30, 2004, compared to interest income of $4,000 for the three months ended June 30, 2003. There were no interest bearing assets held during the three months ended June 30, 2004.

     LOSS FROM DISCONTINUED OPERATIONS. Effective May 31, 2004, Centiv Services was spun off to the former holders of the Series B Preferred Stock, and therefore, was no longer a subsidiary of Centiv as of June 30, 2004. The Company incurred a loss of $954,000 in connection with the spin off (see
     Note 2).

     NET LOSS. Centiv Services had a net loss of $3,976,000 for the three months ended June 30, 2004, compared to the net loss of $445,000 for the three months ended June 30, 2003. The increase in the net loss is attributable primarily to the spin off of Centiv Services, and increase in SG&A expenses, as described above. There were no comparable events during the same period in 2003.

     SIX MONTHS ENDED JUNE 30, 2004, COMPARED WITH SIX MONTHS ENDED JUNE 30,
     2003

     NET SALES. Total sales from continuing operations of $1,174,000 for the six months ended June 30, 2004, decreased 78%, or $4.2 million, compared to $5,367,000 for the six months ended June 30, 2003. As previously mentioned, with the expiration of the Anheuser-Busch (A-B) preferred supplier and support agreement effective March 31, 2003, there were no sales to A-B or its wholesale distributor network for the six months ended June 30, 2004. Sales to A-B and its wholesale distributor network were $4.1 million for the six months ended June 30, 2003. The decrease was also attributable to having five months of operations from Centiv Services due to the spin off (Note 2) effective May 31, 2004, as compared to having six months of operations during the period ended June 30, 2003.

     Sales of the Instant Impact product line were $1,174,000 for the six months ended June 30, 2004, compared to $1.3 million for the six months ended June 30, 2003. The decrease was also attributable to having five months of operations from Centiv Services due to the spin off (Note 2) effective May 31, 2004, as compared to having six months of operations during the period ended June 30, 2003.

     GROSS PROFIT. Gross profit from continuing operations of $640,000 for the six months ended June 30, 2004, decreased 63%, or $1,068,000, compared to $1.7 million for the six months ended June 30, 2003. However, gross profit as a percentage of sales increased 71% to 55% for the six months ended June 30, 2004, compared to 32% for the six months ended June 30, 2003. The decrease in gross profit dollars was mostly attributable to not having the sales to A-B as discussed as compared to the same period in 2003.

     SG&A EXPENSES. SG&A expenses from continuing operations of $4.2 million for the six months ended June 30, 2004, increased $2.3 million or 120%, compared to $1.9 million for the six months ended June 30, 2003. As a result of the termination of the A-B agreement, Centiv Services restructured its operations and eliminated the costs associated with the A-B business effective March 31, 2003. During the quarter ended March 31, 2004, there were 400,000 shares of common stock issued as consideration for professional consulting services rendered in the amount of $402,080. Also, on or about May 20, 2004, there were 3,335,231 shares of common stock issued as consideration for related party and professional consulting services rendered in the amount of $2,001,039. There was much smaller amount attributable to non-cash compensation during the same period in 2003.

     DEPRECIATION EXPENSE. Depreciation expense decreased $87,000, or 30%, to $199,000 for the six months ended June 30, 2004, as compared to $286,000 for the six months ended June 30, 2003. The decrease in depreciation expense related to the $154,000 write-off of fixed assets in the fourth quarter of 2003 for assets that were no longer in use, and the spin off Centiv Services effective May 31, 2004.

     INTEREST INCOME/EXPENSE. Interest income of $14,000 for the six months ended June 30, 2004, increased $26,000 compared to interest expense of $12,000 for the six months ended June 30, 2003. The interest income in 2004 relates to the interest on the outstanding loans due from stockholders which were paid in full during the first quarter of 2004. Interest expense in 2003 reflects interest costs for the convertible subordinated debt of $1 million that was retired on March 31, 2003.

     LOSS FROM DISCONTINUED OPERATIONS. In May 2004, Centiv Services was spun off to the former holders of the Series B Preferred Stock and therefore was no longer a subsidiary at June 30, 2004. Centiv incurred a loss of $954,000 in connection with the spin off (see Note 2).

     NET LOSS. The Company experienced a net loss of $4.7 million for the six months ended June 30, 2004, compared to the net loss of $505,000 for the six months ended June 30, 2003. The increase in the net loss is attributable primarily to the spin off of Centiv Services, and the increase in SG&A expenses as described above. There were no comparable events during the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of June 30, 2004, the Company had no cash resources or positive working capital as compared to $1.9 million in cash and $2.1 million in working capital as of June 30, 2003. In order to sustain the Company during the next twelve months, Centiv will need to obtain additional debt or equity financing, and realize positive cash flows from operating activities. Since the Company has no cash resources or working capital, it will need to issue debt or equity securities on terms less favorable than if it had cash or working capital. As such, it is likely that future dilution of the Company's capital will occur to existing and future shareholders if the Company obtains additional debt or equity financing, if at all. There is no assurance that the Company can obtain debt or equity financing sufficient to sustain its operations.

     Since the Company has no working capital, the Company has paid for a portion of its operating expenses with the issuance of its common stock. On or about May 20, 2004, the Company issued 3,335,231 shares of its common stock as consideration for related party and professional consulting services rendered. The Company recorded consulting expenses in the amount of $2,001,039. The Company may again pay for services rendered by issuing its common stock which will cause further dilution to existing shareholders.

     The Company used $1.1 million of cash from operations for the six months ended June 30, 2004 compared to $877,000 of cash used from operations for the six months ended June 30, 2003. During the six months ended June 30, 2004, cash was used to pay accounts payable and accrued expenses related to operations. During the six months ended June 30, 2003, cash was used to pay accounts payable and accrued expenses of $2.8 million related to vendor payments for the A-B equipment upgrade that took place in the fourth quarter of 2002. Offsetting these payments was cash of $2.2 million through a reduction in accounts receivable, inventories and prepaid expenses as a result of the termination of the A-B agreement.

     There were no cash flows from investing activities for the six months ended June 30, 2004, compared to $121,000 of cash provided by investing activities for the six months ended June 30, 2003. For the six months ended June 30, 2003, Centiv generated cash of $121,000 from investing activities. Centiv Services received cash of $150,000 from the sale of the CalGraph Business, partially offset by cash used of $29,000 for the purchase of computer and production equipment.

     Financing activities provided $271,000 in cash for the six months ended June 30, 2004, compared to $1,396,000 provided by financing activities for the six months ended June 30, 2003. In 2003, Centiv received net proceeds of $1,910,000 from a private equity offering. In addition, the Company repaid $500,000 of convertible subordinated debt.

RECENT ACCOUNTING PRONOUNCEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, AN INTERPRETATION OF ARB NO. 51 ("FIN 46"). The FASB issued a revised FIN 46 in December 2003, which modified and clarified various aspects of the original interpretations. A Variable Interest Entity ("VIE") is created when (i) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties or (ii) equity holders either (a) lack direct or indirect ability to make decisions about the entity, (b) are not obligated to absorb expected losses of the entity or (c) do not have the right to receive expected residual returns of the entity if they occur. If an entity is deemed to be a VIE, pursuant to FIN 46, an enterprise that absorbs a majority of the expected losses of the VIE is considered the primary beneficiary and must consolidate the VIE. For VIE's created before January 31, 2003, FIN 46 was deferred to the end of the first interim or annual period ending after March 15, 2004. The adoption of FIN 46 did not have a material impact on the financial position or results of operations of the Company.

     On May 15, 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS 150"), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or "MEZZANINE" equity, by now requiring those instruments to be classified as liabilities in the statement of financial position. SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) mandatorily redeemable instruments, b) financial instruments to repurchase an entity's own equity instruments, c) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments, d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The adoption of this statement did not have a material effect on the financial position or results of operations of the Company.

     In December 2003, the SEC issued Staff Accounting Bulletin No. 104 ("SAB 104"), REVENUE RECOGNITION, which supersedes SAB 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of SAB 104, and it did not have a material impact on the financial position or results of operations of the Company.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This report contains "forward-looking statements" within the meaning of
     Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements appear in a number of places in this report and include all statements that are not historical facts. Some of the forward-looking statements relate to the intent, belief, or expectations of the Company and its management regarding the Company's strategies and plans for operations and growth. Other forward-looking statements relate to trends affecting the Company's financial condition and results of operations, and the Company's anticipated capital needs and expenditures.

     Investors are cautioned that such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those that are anticipated in the forward-looking statements as a result of the impact of competition and competitive pricing, business conditions and growth in the industry, general and economic conditions, and other risks. Investors should review the more detailed description of these and other possible risks contained in the Company's filings with the Securities and Exchange Commission, including the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3.  CONTROLS AND PROCEDURES
--------------------------------

     1. Evaluation of disclosure controls and procedures.

     Under the supervision and with the participation of management of the Company, including the Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, the disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or its consolidated subsidiaries) required to be included in the Company's periodic SEC filings.

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


                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 20, 2004, the Company issued 3,335,231 shares of its common stock as consideration for related party and professional consulting services rendered. It recorded consulting expenses in the amount of $2,001,039 or $.60 per share in connection with the issuance.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

ITEM 5.  OTHER INFORMATION

                  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

     EXHIBIT
     NUMBER                         DESCRIPTION
     ------- -----------------------------------------------------------------

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


REPORTS ON FORM 8-K
-------------------

None

SIGNATURES

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT ON FORM 10-QSB TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

Date:  November 26, 2004

CENTIV, INC.

               SIGNATURE                             Title
               ---------                             -----


By:  /s/  Mak Wai Keung, Shawn   Chief Executive Officer, President and Director
     -------------------------          (Principal executive officer and
                                   duly authorized officer of the Registrant)



By:  /s/  Lau Kwok Hung               Chief Financial Officer and Director
     -------------------------         (Principal financial and accounting
                                       officer and duly authorized officer
                                               of the Registrant)