Form 10QSB
period 2004-09-30
CENTIV INC
filed 2004-12-01
CIK 1044167

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                ----------------

                                   FORM 10-QSB
 (MARK ONE)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2004

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


            1280 BISON B-9, SUITE 21, NEWPORT BEACH, CALIFORNIA 92660 (Current Address of Principal Executive Offices, including Zip Code)

                  P.O. BOX 113, PALOS VERDES ESTATES, CA 90274
      (Previous Address of Principal Executive Offices, including Zip Code)

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

     The number of shares outstanding of the Registrant's common stock, par value $.001, as of November 30, 2004 the latest practicable date, was 3,370,581 shares, which number reflects a 1 for 10 reverse stock split effected on November 19, 2004.

                                            CENTIV, INC.
                                         TABLE OF CONTENTS

                                               PART I
                                       FINANCIAL INFORMATION

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheet as of September 30, 2004 (unaudited)                2

         Condensed Consolidated Statements of Operations for the three and nine months
            ended September 30, 2004 and 2003 (unaudited)                                         3

         Condensed Consolidated Statements of Cash Flows for the nine months ended
            September 30, 2004 and 2003 (unaudited)                                               4

         Notes to Condensed Consolidated Financial Statements (unaudited)                         5

Item 2.  Management's Discussion and Analysis or Plan of Operation                               19

Item 3.  Controls and Procedures                                                                 34

                                              PART II
                                         OTHER INFORMATION

Item 1.  Legal Proceedings                                                                       34

Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities          34

Item 3.  Defaults Upon Senior Securities                                                         34

Item 4.  Submission of Matters to a Vote of Security Holders                                     34

Item 5.  Other Information                                                                       34

Item 6.  Exhibits and Reports on Form 8-K                                                        35

Signatures                                                                                       36


                                                 1


                            PART I - FINANCIAL INFORMATION


                             CENTIV, INC. AND SUBSIDIARY
                         CONDENSED CONSOLIDATED BALANCE SHEET
                         AS OF SEPTEMBER 30, 2004 (UNAUDITED)
                                  ($'s In Thousands)


                                        ASSETS
Current Assets:
     Total current assets                                               $         --
                                                                        -------------

Other Assets:
     Net operating profits interests                                          75,423
                                                                        -------------

           Total other assets                                                 75,423
                                                                        -------------

Total Assets                                                            $     75,423
                                                                        =============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable - Trade                                           $        330
     Accounts payable - Related parties                                          298
     Obligations from purchase of wholly owned subsidiary                        660
     Net operating profits interests payable                                  55,000
                                                                        -------------

           Total current liabilities                                          56,288
                                                                        -------------

           Total liabilities                                                  56,288
                                                                        -------------

Commitments and Contingencies

Stockholders' Equity:
     Preferred Stock, $.001 par value; 5,000,000 shares authorized-
         Series A Preferred Stock; 1,000,000 shares designated; no
         shares issued or outstanding as of September 30, 2004                    --

         Series B Preferred Stock; 1,000,000 shares designated; no
         shares issued or outstanding as of September 30, 2004                    --

         Series C Preferred Stock; 200,000 shares designated; no
         shares issued or outstanding as of September 30, 2004                    --

     Common Stock, $.001 par value; 35,000,000 shares authorized;
         33,974,799 shares issued and 33,705,804 shares outstanding
         as of September 30, 2004                                                 34

     Additional paid-in capital                                               24,654
     Treasury stock, at cost - 268,995 shares of common stock                   (759)
     Accumulated (deficit)                                                    (4,794)
                                                                        -------------

           Total stockholders' equity                                         19,135
                                                                        -------------

Total Liabilities and Stockholders' Equity                              $     75,423
                                                                        =============


                 The accompanying notes are an integral part of this
                        condensed consolidated balance sheet.

                                          2

                                                     CENTIV, INC. AND SUBSIDIARY
                                           CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                              ($'s In Thousands, Except Per Share Data)


                                                                           Three Months                       Nine Months
                                                                        Ended September 30,               Ended September 30,
                                                                 -------------------------------     -------------------------------
                                                                     2004              2003              2004              2003
                                                                 -------------     -------------     -------------     -------------
                                                                  (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Net sales                                                        $         --      $        524      $      1,174      $      5,890
Cost of goods sold                                                         --               244               534             3,901
                                                                 -------------     -------------     -------------     -------------

Gross margin                                                               --               280               640             1,989
                                                                 -------------     -------------     -------------     -------------

Operating expenses:
     Services paid for by issuance of common stock and options             40                --             2,443                 6
     Selling, general and administrative                                   50               779             1,852             2,689
     Depreciation                                                          --               145               199               431
                                                                 -------------     -------------     -------------     -------------

          Total operating expenses                                         90               924             4,494             3,126
                                                                 -------------     -------------     -------------     -------------

(Loss) from operations                                                    (90)             (644)           (3,854)           (1,137)

Other Income (Expense):
     Interest income (expense)                                             --                --                14               (13)
Provision for income taxes                                                 --                --                --                --
                                                                 -------------     -------------     -------------     -------------

(Loss) from continuing operations                                         (90)             (644)           (3,840)           (1,150)

(Loss) from discontinued operations (net of tax)                           --                --              (954)               --
                                                                 -------------     -------------     -------------     -------------

Net (Loss)                                                       $        (90)     $       (644)     $     (4,794)     $     (1,150)
                                                                 =============     =============     =============     =============

Basic and Diluted (Loss) Per Common Share:

     Weighted average shares outstanding                           33,045,804         1,677,435        27,384,434         1,583,314

     Continuing operations per share                             $         --      $      (0.38)     $      (0.14)     $      (0.73)

     Discontinued operations per share                           $         --      $         --      $      (0.03)     $         --
                                                                 -------------     -------------     -------------     -------------

     Net (loss) per share                                        $         --      $      (0.38)     $      (0.18)     $      (0.73)
                                                                 =============     =============     =============     =============


                                        The accompanying notes are an integral part of these
                                            condensed consolidated financial statements.

                                                                 3

                                      CENTIV, INC. AND SUBSIDIARY
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             ($'s In Thousands, Except for Per Share Data)


                                                                                   Nine Months
                                                                               Ended September 30,
                                                                          -----------------------------
                                                                              2004             2003
                                                                          ------------     ------------
                                                                           (Unaudited)      (Unaudited)
Cash Flows from Operating Activities:
-------------------------------------
     Net (loss)                                                           $    (4,794)     $    (1,150)
     Adjustments to reconcile net (loss) to net cash
        (used in) operating activities:
        Provision for doubtful accounts                                            --               17
        Depreciation                                                              199              431
        Noncash interest on note receivable                                        --              (28)
        Services paid for by issuance of common stock                           2,443               --
        Noncash compensation for warrants and options                              --                6
        Loss on disposal of fixed assets                                           --                3
        Amortization of discount on convertible subordinated debt                  --               10
        Changes in net assets and liabilities-
         Accounts receivable                                                     (163)           1,290
         Inventories                                                               11              806
         Prepaid expenses and other assets                                        302              182
         Accounts payable and accrued liabilities                                  26           (3,000)
         Contract obligations and deferred income                                 (69)             (40)
         Other long-term liabilities                                              (57)              27
         Income taxes                                                              --               16
         Net assets, discontinued operations                                      954               --
                                                                          ------------     ------------

Net cash (used in) operating activities                                        (1,148)          (1,430)
                                                                          ------------     ------------

Cash Flows from Investing Activities:
-------------------------------------
     Purchases of property and equipment - continuing operations                   --              (42)
     Proceeds from sale of CalGraph business                                       --              225
                                                                          ------------     ------------

Net cash provided by investing activities                                          --              183
                                                                          ------------     ------------

Cash Flows from Financing Activities:
-------------------------------------
     Proceeds from repayment from stockholder loan                                271               --
     Repayment of convertible subordinated debt facility                           --             (500)
     Net proceeds from private placement of securities                             --            1,910
     Proceeds from stock options exercised                                         --                6
     Repayment of capital lease                                                    --              (25)
                                                                          ------------     ------------

Net cash provided by financing activities                                         271            1,391
                                                                          ------------     ------------

Net Increase (Decrease) in cash and cash equivalents                             (877)             144

Cash and cash equivalents - Beginning of year                                     877            1,304
                                                                          ------------     ------------

Cash and cash equivalents - End of period, September 30                   $        --      $     1,448
                                                                          ============     ============

Supplemental Schedule of Noncash Activities:
--------------------------------------------
     Conversion of convertible subordinated debt into preferred stock     $        --      $       500
                                                                          ============     ============


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

                                                   4

                           CENTIV, INC. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying condensed unaudited consolidated financial statements of Centiv, Inc. and subsidiary ("Centiv" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions per Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months and the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the full year ending December 31, 2004. For further information, refer to the consolidated financial statements and the footnotes included in the Annual Report on Form 10-K for the year ended December 31, 2003.

2.   MERGER AGREEMENT AND TRANSFER OF COMMON SHARES OF SUBSIDIARY

     On May 7, 2004, the Company entered into a merger agreement (the "Merger Agreement") with CNTV Entertainment Group, Inc, a Nevada corporation, primarily to change its corporate domicile from Delaware to Nevada and to change its name from Centiv, Inc. to CNTV Entertainment Group, Inc. ("CEGI") under the terms of a Share Transfer Agreement between the Company and certain former holders of Centiv's Series B preferred stock (see Note
     6). The authorized capital stock of CEGI (all classes) consists of one billion (1,000,000,000) shares; of which 975,000,000 shares have been designated as $.001 par value common stock, and 25,000,000 shares have been designated as $.001 par value preferred stock. Further, by resolution only and without further action or approval, the board of directors of CEGI may designate one or more classes or one or more series of preferred stock with limited or full voting powers and other preferences.

     According to the terms of the Merger Agreement, the merger shall become effective at the time of the filing and approval of the appropriate Articles of Merger with the Secretary of State of the State of Nevada and the Secretary of State of the State of Delaware. The merger became effective in the quarter ending December 31, 2004 (see Note 10), and the Company effected a 1 for 10 reverse stock split of its common stock on November 19, 2004.

     As described above, on the anticipated effective date of the merger, every ten shares of the issued and outstanding $.001 par value common stock of Centiv, Inc. will be converted into one share of the $.001 common stock of CEGI. One whole share is expected to be issued to any shareholder of Centiv, Inc. with respect to fractional shares in the CEGI resulting from such division.

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

3.   NET LOSS PER COMMON SHARE

     Basic and diluted net income/(loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares and common share equivalents outstanding during the period. Since the Company had a net loss from continuing operations, there were no common share equivalents that were dilutive during any of the periods presented. The changes in outstanding shares during the three months and nine months ended September 30, 2004, and 2003 are shown below:

                                                THREE MONTHS ENDED            NINE MONTHS ENDED
                                                   SEPTEMBER 30,                 SEPTEMBER 30,
                                                2004           2003           2004           2003
                                            ------------   ------------   ------------   ------------
     COMMON SHARES:
     --------------
     Outstanding at beginning of period      32,705,804      1,675,315      1,753,905      1,395,728
     Shares issued (redeemed) during the
       period                                 1,000,000          2,500     31,951,899        282,087
                                            ------------   ------------   ------------   ------------
     Outstanding at end of period            33,705,804      1,677,815     33,705,804      1,677,815
                                            ============   ============   ============   ============

     Basic and Diluted weighted average
       shares Outstanding                    30,909,910      1,677,435     24,401,721      1,583,314
                                            ============   ============   ============   ============

     Shares issued during the nine months ended September 30, 2004, reflect the conversion of Series B preferred stock into common shares as described in
     Note 6, the acquisition of Beijing Multimedia through the issuance of common stock, the exercise of stock grants assumed as part of the acquisition of Beijing Multimedia, and the issuance of common shares to related parties and consultants for services rendered (see Note 6).

     The weighted average common shares exclude securities that would be anti-dilutive upon conversion. Accordingly, as of September 30, 2004, there are 1,000,000 warrants with an exercise price of $0.50 that expire in March 2010, 810,000 warrants with an exercise price of $1.50 per share that expire in March 2007, and 85,000 warrants with an exercise price of $1.75 per share that expire in March 2008, 119,250 warrants with exercise prices between $1.00 and $1.15 per share that expire between 2003 and 2007, and 16,532,132 stock options that are excluded from the weighted average shares outstanding.

4.   INCOME TAXES

     There was no income tax provision/(benefit) for the three months and nine months ended September 30, 2004 and 2003 as any provision/(benefit) was offset by a corresponding reduction/(increase) in the valuation allowance for deferred income taxes. In connection with the spin off of Centiv Services, the Company no longer had any deferred income tax assets or liabilities as of May 31, 2004.

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

     In conjunction with the issuance of 20,250,000 unregistered shares, the Company recorded its NOP interests contract rights on the accompanying balance sheet, which reflected a balance of $75.4 million as of September 30, 2004.

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

     As of June 30, 2004, Centiv and Beijing Multimedia were in default under the Supplemental Agreement to the Transfer Agreement and had not paid any of the NOP Cash Call obligations to CITIC. Effective August 9, 2004, CITIC Cultural, Beijing Multimedia, Eagle Treasure Limited, and Centiv entered into a Second Amendment to the Transfer Agreement (the "Second Amendment") which superceded the Supplemental Agreement to the Transfer Agreement. In addition, the Second Amendment extended the due date for the payment of the NOP Cash Calls of $55.0 million from March 31, 2004 to September 30, 2004, and required the payment of $5.0 million on or before September 30, 2004. The Second Amendment also provides for the automatic extension of the due date for the payment of the NOP Cash Calls for thirty-day (30) periods provided that written confirmation of each extension is provided by CITIC Cultural within three (3) days before the expiration of each 30-day extension period. The Second Amendment also provides that Centiv shall use its best efforts to obtain up to $49.0 million in debt financing or by a placement of Centiv's capital stock to create the financing for Beijing Multimedia to satisfy the NOP Cash Calls due to CITIC Cultural under the Transfer Agreement. As of the date of this report, the Company had received a written extension confirmation from CITIC Cultural for the months of October and November 2004.

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

     On May 5, 2004, Centiv entered into a Letter of Intent with GEM Investment Advisors, Inc., a member of the Global Emerging Markets Group ("GEM") pursuant to which GEM is to provide an equity line of credit of up to (pound)100,000,000 (one hundred million pounds sterling). The Letter of Intent sets forth certain terms and conditions pertaining to structure, use of proceeds, draw down procedures, a pricing formula, and other documentation and general conditions that will be finalized in a definitive subscription agreement between the parties. The Company has satisfied the initial fee and documentation requirements, and management of Centiv and Beijing Multimedia is currently pursuing the completion of the equity line of credit.

     Prior to November 2004, the Company was unable to complete its reincorporation from the State of Delaware to the State of Nevada. The reincorporation was finally approved by the State of Nevada, the State of Delaware, and the NASD on November 19, 2004, and, as part of the reincorporation, the Company changed its name to CNTV Entertainment Group, Inc., and increased its authorized capital to (a) be able to meet the exercise of all outstanding options and warrants, (b) put aside additional shares under an amended incentive stock compensation plan, and (c) be able to issue the requisite number of shares to be able to draw down on the proposed equity line of credit provided by GEM, if or when completed. While management of Centiv and Beijing Multimedia believes that GEM is proceeding in good faith, there can be no assurance that the proposed equity line of credit facility will be established or that it will be established under the terms of the Second Amendment.

     Subsequent to September 30, 2004, the Company began receiving other offers for financing. One specific proposal, which was provided verbally and has not subsequently been reduced to writing as of the date of this report, involves a transaction to provide the Company with a direct equity investment of up to $50.0 million As such, the Company is seeking other alternatives for funding the NOP Cash Calls. As of the date of this report, neither Centiv nor Beijing Multimedia had obtained any written agreements to provide the necessary funds to meet the payment obligations of $55.0 million to CITIC Cultural described above.

     RESTRUCTURING. As part of the acquisition transaction with Eagle Treasure, Centiv (a) amended and restated its stock plan to reserve 10,000,000 new shares of common stock for future issuance under existing and assumed stock options and for incentive compensation to officers, directors, and professional advisors. The Board of Directors of the Company renamed the 1997 Stock Option Plan, the 2004 Non-Qualified Stock Compensation Plan (the "Plan"), filed a registration statement covering the shares in the Plan with the Securities and Exchange Commission, and issued 4,400,000 shares of common stock under the Plan on February 11, 2004, to directors, professional advisors, and consultants of Beijing Multimedia in connection with the acquisition, and 400,000 shares to a consultant of the Company,
     (b) created a wholly owned subsidiary, Centiv Services, Inc. ("Centiv Services"), a Nevada corporation, and transferred its U.S. based POP signage operations into that entity, (c) changed the makeup of its

     Board of Directors and Executive Management team (see below), and (d) adopted a new business plan which is designed to grow the Company as an international multimedia holding company. As of September 30, 2004, the Company had recorded the issuance of 4,800,000 shares as primarily an offset of the liability for such shares assumed from Beijing Multimedia as part of the acquisition transaction, and as non-employee compensation expense.

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

     LETTERS OF INTENT AND TARGET ACQUISITIONS. Since April 2004, management of the Company has been actively engaged in the search for and identification of potential acquisition candidates under its new business plan, including the acquisition of BMG, as explained above. As of the date of this report, the Company has initiated negotiations with several entities for acquisition, as well as issued certain letters of intent and term sheets with certain other entities where completion of the acquisition process is primarily contingent upon the re-listing of the Company's stock on the NASDAQ OTC: BB, which was completed on May 13, 2004. There can be no assurance in the near term that the Company will be successful in completing the acquisition of any of the entities where negotiations have or are currently being conducted.

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

6.   CAPITAL STRUCTURE

     CLASS A COMMON STOCK

     On June 2, 1997, the Company authorized 31,666,667 shares of Class A Common Stock, $.001 par value. Holders of Class A Common Stock have the right to cast one vote for each share held of record on all matters submitted to a vote of holders of Class A Common Stock. With the conversion of all Class B Common Stock into shares of Class A Common Stock on January 21, 2000 (see below), as of September 30, 2004, the Company had 35,000,000 shares of Class A Common Stock authorized, with 33,974,799 shares issued, 33,705,804 shares outstanding, and 268,995 shares held as Treasury stock.

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

     SERIES C PREFERRED STOCK:
     -------------------------

     On August 18, 2004, the board of directors of the Company established and designated 200,000 shares of its par value $.001 Preferred Stock as Series C Preferred Stock. As of the date of this report, no shares of Series C Preferred Stock had been issued.

     OTHER COMMON STOCK ISSUANCES

     On May 20, 2004, the Company issued 3,335,231 shares of its common stock as consideration to related parties and consultants for professional services rendered. The Company recorded consulting expenses in the amount of $2,001,039 or $.60 per share.

     On August 31, 2004, the Company issued 1,000,000 shares of its par value $.001 common stock to two individuals for consulting services through July 31, 2004. The value of the services, amounting to $40,000 or $.04 per share, was recorded as consulting expenses during the three month period ended September 30, 2004.

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

     On January 7, 2004, the Company granted 171,000 stock options and accelerated the exercisability of all outstanding options and to increase the period of exercisability to 12 months following termination of employment with the Company. As of January 31, 2004, the Company had zero stock options available for grant under the Plan.

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

     As part of the transaction with Beijing Multimedia Limited (Note 5), Centiv assumed certain contracts for professional services which contained options to purchase Beijing Multimedia Limited equity shares. As a result of the acquisition of Beijing Multimedia Limited, Centiv assumed the obligation for 15,200,000 stock options due to directors, professional advisors, and consultants, and will reserve 15,200,000 options under the New Plan. Since the 15,200,000 options exceed the total reserve of 10,000,000 new shares of common stock for future issuance, the New Plan will be amended and expanded under the new capital structure realized through the Merger Agreement with CEGI.

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

8.   THIRD PARTY STOCK WARRANTS

     The Company has agreements with various entities whereby the Company granted warrants in exchange for services. The value of the warrants was determined using the Black-Scholes option model on the date of grant and a non-cash charge was recorded. Below is a schedule showing the warrants issued and outstanding, the expiration date, exercise price, and the value of the non-cash charge:

                                                                                                 VALUE
                                WARRANTS         WARRANTS      EXPIRATION       EXERCISE         ($IN
         DATE OF GRANT           ISSUED        OUTSTANDING        DATE           PRICE         THOUSANDS)
     ----------------------- --------------- --------------- --------------- --------------- -------------
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

     On May 15, 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS 150"), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or "MEZZANINE" equity, by now requiring those instruments to be classified as liabilities in the statement of financial position. SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) mandatorily redeemable instruments, b) financial instruments to repurchase an entity's own equity instruments, c) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments, d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The adoption of this statement did not have a material affect on the financial position or results of operations of the Company.

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

     On October 4, 2004, at a Special Meeting of the stockholders of the Company, the stockholders approved the Merger Agreement whereby the Company would merge with CEGI (see Note 2), and change its corporate domicile from Delaware to Nevada. The Articles of Merger were filed with the Secretary of State of the State of Nevada and the Secretary of State of the State of Delaware on October 15, 2004. The Secretary of State of the State of Delaware approved the Merger Agreement on October 28, 2004. The NASD also acknowledged and approved the merger and name change to CNTV Entertainment Group, Inc. on November 19, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
OF OPERATIONS
-------------

     The following discussion should be read in conjunction with the information contained in the condensed consolidated financial statements, including the related notes thereto provided elsewhere herein. In particular, it should be emphasized that during the three months and nine months ended September 30, 2004, the Company reported the acquisition of significant assets and payment obligations, changed its management team, changed its capital structure, increased the size of its amended and restated non-qualified stock compensation plan, transferred its on-going POP operations to Centiv Services, spun off Centiv Services as a subsidiary, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing, and advertising. The Overview that follows discusses the business transacted by Centiv during the three months and nine months ended September 30, 2004, and 2003.

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

RISKS RELATED TO THE COMPANY

     CENTIV IS A DRAMATICALLY DIFFERENT COMPANY.

     In January 2004, Centiv announced the acquisition of Beijing Multimedia (which holds significant assets and payment obligations), changed its management team, changed its capital structure, increased the size of its amended and restated non-qualified stock compensation plan, transferred its POP signage operations to Centiv Services, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing, and advertising. The condensed consolidated financial statements and notes thereto also include disclosures concerning the significant events, agreements or transactions that occurred or were affected during the three and nine months ended September 30, 2004, including the spin off of Centiv Services as a subsidiary. During the remainder of 2004, the value of Centiv and its subsidiary will be greatly influenced by the performance of the newly acquired assets, capital formation activities, the completion of funding obligations, and the decisions of the new management team. Moreover, the Company's securities may trade with potentially significant volatility as the securities markets evaluate and digest information about the business, both historically and in the future, to be transacted by Centiv and its subsidiary.

     THE COMPANY HAS INCURRED CONSOLIDATED OPERATING LOSSES THAT EXCEED FOUR MILLION DOLLARS.

     As of September 30, 2004, Centiv reported an accumulated deficit of $4.8 million.

     THE COMPANY CANNOT PREDICT ITS FUTURE RESULTS BECAUSE OF THE SIGNIFICANT CHANGES OCCURRING AFTER SEPTEMBER 30, 2004.

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

     THE CENTIV POP BUSINESS DID NOT GENERATE SIGNIFICANT REVENUES THROUGH MAY 31, 2004.

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

OVERVIEW

     CENTIV - PARENT HOLDING COMPANY AND BEIJING MULTIMEDIA LIMITED - SUBSIDIARY

     In January 2004, Centiv announced the acquisition of Beijing Multimedia, which holds significant assets and payment obligations, changed its management team, changed its capital structure, increased the size of its amended and restated non-qualified stock compensation plan, transferred its POP signage operations to Centiv Services, and adopted a holding company structure to seek additional capital and to pursue business opportunities related to multimedia, publishing and advertising. Notes 2 and 5 to the condensed consolidated financial statements include disclosures concerning the significant events, agreements or transactions that occurred or were effected during the nine months ended September 30, 2004, including the spin off of Centiv Services as a subsidiary of the Company. During the remainder of 2004, the value of Centiv and its continuing subsidiary (Beijing Multimedia) will be greatly influenced by the performance of the newly acquired assets, capital formation activities, the completion of funding obligations, and the decisions of the new management team. Moreover, the Company's securities may trade with potentially significant volatility as the securities markets evaluate and digest information about the business, both historically and to be transacted by Centiv and its subsidiary in the future. The following discusses the transactions which dramatically changed the business activities and capital structure of the Company.

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

     In conjunction with the issuance of 20,250,000 unregistered shares of common stock, Centiv recorded its NOP interests contract rights on its balance sheet, which has a balance of $75.4 million as of September 30, 2004.

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

     As of June 30, 2004, Centiv and Beijing Multimedia were in default under the Supplemental Agreement to the Transfer Agreement and had not paid any of the NOP Cash Call obligations to CITIC Cultural. Effective August 9, 2004, CITIC Cultural, Beijing Multimedia, Eagle Treasure Limited and Centiv entered into a Second Amendment to the Transfer Agreement (the "Second Amendment") which superceded the Supplemental Agreement to the Transfer Agreement. In addition, the Second Amendment extended the due date for the payment of the NOP Cash Calls of $55.0 million from March 31, 2003, to September 30, 2004, and required the payment of $5.0 million on or before September 30, 2004. The Second Amendment also provides for the automatic extension of the due date for the payment of the NOP Cash Calls for thirty-day (30) periods provided that written confirmation of each extension is provided by CITIC Cultural within three (3) days before the expiration of each 30-day extension period. The Second Amendment also provides that Centiv shall use its best efforts to obtain up to $49.0 million in debt financing or by a placement of Centiv's capital stock to create the financing for Beijing Multimedia to satisfy the NOP Cash Calls due to CITIC Cultural under the Transfer Agreement. As of the date of this report, the Company had received a written extension confirmation from CITIC Cultural for the months of October and November 2004.

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

     On May 5, 2004, Centiv entered into a Letter of Intent with GEM Investment Advisors, Inc., a member of the Global Emerging Markets Group ("GEM") pursuant to which GEM is to provide an equity line of credit of up to (pound)100,000,000 (one hundred million pounds sterling). The Letter of Intent sets forth certain terms and conditions pertaining to structure, use of proceeds, draw down procedures, a pricing formula, and other documentation and general conditions that will be finalized in a definitive subscription agreement between the parties. The Company has satisfied the initial fee and documentation requirements, and management of Centiv and Beijing Multimedia is currently pursuing the completion of the equity line of credit.

     Prior to November 2004, the Company was unable to complete its reincorporation from the State of Delaware to the State of Nevada. The reincorporation was finally approved by the State of Nevada, the State of Delaware, and the NASD on November 19, 2004, and, as part of the reincorporation, the Company changed its name to CNTV Entertainment Group, Inc., and increased its authorized capital to (a) be able to meet the exercise of all outstanding options and warrants, (b) put aside additional shares under an amended incentive stock compensation plan, and (c) be able to issue the requisite number of shares to be able to draw down on the proposed equity line of credit provided by GEM, if or when completed. While management of Centiv and Beijing Multimedia believes that GEM is proceeding in good faith, there can be no assurance that the proposed equity line of credit facility will be established or that it will be established under the terms of the Second Amendment.

     Subsequent to September 30, 2004, the Company began receiving other offers for financing. One specific proposal, which was provided verbally and has not subsequently been reduced to writing as of the date of this report, involves a transaction to provide the Company with a direct equity investment of up to $50.0 million As such, the Company is seeking other alternatives for funding the NOP Cash Calls. As of the date of this report, neither Centiv nor Beijing Multimedia had obtained any written agreements to provide the necessary funds to meet the payment obligations of $55.0 million to CITIC Cultural described above.

     RESTRUCTURING. As part of the transaction with Eagle Treasure, Centiv (a) amended and restated its stock plan to reserve 10,000,000 new shares of common stock for future issuance under existing and assumed stock options and for incentive compensation to officers, directors, and professional advisors. The Board of Directors of Centiv renamed the 1997 Stock Option Plan, the 2004 Non-Qualified Stock Compensation Plan (the "Plan"), filed a registration statement covering the shares in the Plan with the Securities and Exchange Commission, and issued 4,800,000 shares of common stock under the Plan on February 11, 2004, to directors, professional advisors, and consultants (b) created a wholly owned subsidiary, Centiv Services, Inc. ("Centiv Services"), a Nevada corporation, and transferred its U.S. based POP signage operations into that entity, (c) changed the makeup of its Board of Directors and Executive Management Team (see below), and (d) adopted a new business plan which is designed to grow the Company as an international multimedia holding company. As of September 30, 2004, the Company had recorded the issuance of 4,800,000 shares as primarily an offset of the liability for such shares assumed from Beijing Multimedia as part of the acquisition transaction, and as non-employee compensation expense.

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

     LETTERS OF INTENT AND TARGET ACQUISITIONS. Since April 2004, management of Centiv has been actively engaged in the search for and identification of potential acquisition candidates under its new business plan, including the acquisition of BMG, as explained above. As of the date of this report, Centiv has initiated negotiations with several entities for acquisition, as well as issued certain letters of intent and term sheets with certain other entities where completion of the acquisition process is primarily contingent upon the re-listing of the Company's stock on the NASDAQ OTC:
     BB, which was completed on May 13, 2004. There can be no assurance in the near term that Centiv will be successful in completing the acquisition of any of the entities where negotiations have or are currently being conducted.

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

     With the termination of the preferred supplier and support agreement effective March 31, 2003, the sales to A-B and the wholesale distributor network were not reflected after the first quarter of 2003, nor in the three calendar quarters of 2004. Total sales from A-B and its wholesale distributor network for the three and nine months ended September 30, 2004, and 2003, were $0 and $4.1 million, respectively. In response to this, Centiv Services downsized its operations and reduced its headcount and other operating expenses to a level that it believed would enable it to continue to operate its business.

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

     A large portion of Centiv Services' operating expenses is relatively fixed. Since Centiv Services does not obtain long-term purchase orders or commitments from its customers, management must anticipate the future volume of orders based upon historical purchasing practices. Cancellations, reductions, or delays in orders by a customer or group of customers could have a material adverse affect on Centiv Services business, financial condition, and results of operations.

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

     THREE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED WITH THREE MONTHS ENDED SEPTEMBER 30, 2003

     NET SALES. Total sales from continuing operations were $0 for the three months ended September 30, 2004, compared to $524,000 for the three months ended September 30, 2003. The decrease was attributable to having no sources of revenue from operations due to the spin off of Centiv Services (Note 2) which was effected May 31, 2004, as compared to having three months of revenues during the quarter ended September 30, 2003.

     GROSS PROFIT. Gross profit from continuing operations was $0 for the three months ended September 30, 2004, compared to $280,000 for the three months ended September 30, 2003. The decrease was attributable to having no sources of revenue from operations due to the spin off of Centiv Services (Note 2) which was effected May 31, 2004, as compared to having three months of revenues during the quarter ended September 30, 2003.

     SG&A EXPENSES. SG&A expenses from continuing operations amounted to $90,000 for the three months ended September 30, 2004, compared to $924,000 for the three months ended September 30, 2003. The decrease was attributable to having no SG&A expenses from Centiv Services due to the spin off (Note 2) effected on May 31, 2004. As such, the only SG&A expenses recorded for the three months ended September 30, 2004, were incurred by the Company and its wholly owned subsidiary, Beijing Multimedia Limited.

     DEPRECIATION EXPENSE. Depreciation expense decreased to $0 for the three months ended September 30, 2004, as compared to $145,000 for the three months ended September 30, 2003. The decrease was attributable to having no fixed assets subject to depreciation subsequent to May 31, 2004, due to the spin off of Centiv Services (Note 2).

     INTEREST INCOME/EXPENSE. Interest income was $0 for the three months ended September 30, 2004, and 2003. There were no interest bearing assets held during these periods. Interest expense was also $0 for the same periods.

     NET LOSS. The Company had a net loss of $90,000 for the three months ended September 30, 2004, compared to the net loss of $644,000 for the three months ended September 30, 2003. The decrease in the net loss was attributable primarily to the spin off of Centiv Services, as previously explained.

     NINE MONTHS ENDED SEPTEMBER 30, 2004, COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 2003

     NET SALES. Total sales from continuing operations of $1,174,000 for the nine months ended September 30, 2004, decreased 80%, or $4.7 million, compared to $5,890,000 for the nine months ended September 30, 2003. As previously mentioned, with the expiration of the Anheuser-Busch (A-B) preferred supplier and support agreement effective March 31, 2003, there were no sales to A-B or its wholesale distributor network for the nine months ended September 30, 2004. Sales to A-B and its wholesale distributor network were $4.1 million for the nine months ended September 30, 2003. The decrease was also attributable to having five months of operations from Centiv Services due to the spin off (Note 2) effected May 31, 2004, as compared to having nine months of operations for the period ended September 30, 2003.

     Sales of the Instant Impact product line were $1,174,000 for the nine months ended September 30, 2004, compared to $1.8 million for the nine months ended September 30, 2003. The decrease was also attributable to having five months of operations from Centiv Services due to the spin off (Note 2) effected May 31, 2004, as compared to having nine months of operations during the period ended September 30, 2003.

     GROSS PROFIT. Gross profit from continuing operations of $640,000 for the nine months ended September 30, 2004, decreased 68%, or $1,349,000, compared to $1.9 million for the nine months ended September 30, 2003. However, gross profit as a percentage of sales increased 67% to 55% for the nine months ended September 30, 2004, compared to 33% for the nine months ended September 30, 2003. The decrease in gross profit dollars was mostly attributable to not having the sales to A-B as discussed as compared to the same period in 2003.

     SG&A EXPENSES. SG&A expenses from continuing operations of $4.5 million for the nine months ended September 30, 2004, increased $1.4 million or 44%, compared to $3.1 million for the nine months ended September 30, 2003. As a result of the termination of the A-B agreement, Centiv Services restructured its operations and eliminated the costs associated with the A-B business effective March 31, 2003. During the quarter ended March 31, 2004, there were 400,000 shares of common stock issued as consideration for professional consulting services rendered in the amount of $402,080. Also, on or about May 20, 2004, there were 3,335,231 shares of common stock issued as consideration for related party and professional consulting services rendered in the amount of $2,001,039. Finally, on August 31, 2004, there were 1,000,000 shares of common stock issued as consideration for consulting services with a value of $40,000. There was much smaller amount attributable to non-cash compensation during the same period in 2003.

     DEPRECIATION EXPENSE. Depreciation expense decreased $232,000, or 54%, to $199,000 for the nine months ended September 30, 2004, as compared to $431,000 for the nine months ended September 30, 2003. The decrease in depreciation expense related to the $154,000 write-off of fixed assets in the fourth quarter of 2003 for assets that were no longer in use, and the spin off Centiv Services effected May 31, 2004.

     INTEREST INCOME/EXPENSE. Interest income of $14,000 for the nine months ended September 30, 2004, increased $27,000 compared to interest expense of $13,000 for the nine months ended September 30, 2003. The interest income in 2004 relates to the interest on the outstanding loans due from stockholders which were paid in full during the first quarter of 2004. Interest expense in 2003 reflects interest costs for the convertible subordinated debt of $1 million that was retired on March 31, 2003.

     LOSS FROM DISCONTINUED OPERATIONS. In May 2004, Centiv Services was spun off to the former holders of the Series B Preferred Stock and therefore was no longer a subsidiary at September 30, 2004. Centiv incurred a loss of $954,000 in connection with the spin off (see Note 2).

     NET LOSS. The Company experienced a net loss of $4.8 million for the nine months ended September 30, 2004, compared to a net loss of $1.1 million for the nine months ended September 30, 2003. The increase in the net loss is attributable primarily to the spin off of Centiv Services, and the increase in SG&A expenses as described above. There were no comparable events during the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 2004, the Company had no cash resources or positive working capital. In order to sustain the Company during the next twelve months, Centiv will need to obtain additional debt or equity financing, and realize positive cash flows from operating activities. Since the Company has no cash resources or working capital, it will need to issue debt or equity securities on terms less favorable than if it had cash or working capital. As such, it is likely that future dilution of the Company's capital will occur to existing and future shareholders if the Company obtains additional debt or equity financing, if at all. There is no assurance that the Company can obtain debt or equity financing sufficient to sustain its operations.

     Since the Company has no working capital, the Company has paid for a portion of its operating expenses with the issuance of its common stock. On or about May 20, 2004, the Company issued 3,335,231 shares of its common stock as consideration for related party and professional consulting services rendered. The Company recorded consulting expenses in the amount of $2,001,039. On August 31, 2004, the Company also issued 1,000,000 shares of its common stock as consideration for consulting services in the amount of $40,000. The Company may again pay for services rendered by issuing its common stock which will cause further dilution to existing shareholders.

     During the six months ended September 30, 2004, the Company has negotiated and signed letters of intent to acquire several entertainment-related entities. These letters of intent, such as the one with Rhino required the Company to commit to provide financing to the target acquisitions for working capital and project development. Because of the delay in reincorporating the Company from Delaware to Nevada, all of the letters of intent have required extended periods of time, and, as a result, several have either expired or the Company and the shareholders of the target acquisitions have mutually agreed to terminate discussions until after the completion of the Company's reincorporation and recapitalization, and finalization of the amount and terms of the Company's proposed equity line of credit.

     Until such time as the Company finalizes its financing source(s) and terms, it intends to utilize the proceeds from the NOP Interests to fund its own working capital needs, and to complete smaller, target acquisitions.

     The Company used $1.1 million of cash from operations for the nine months ended September 30, 2004 compared to $1.4 million of cash used from operations for the nine months ended September 30, 2003. During the nine months ended September 30, 2004, cash was used to pay contract obligations and other liabilities. During the nine months ended September 30, 2003, cash was used to pay accounts payable and accrued expenses of $3.0 million related to vendor payments for the A-B equipment upgrade that took place in the fourth quarter of 2002. Offsetting these payments was cash of $2.3 million through a reduction in accounts receivable, inventories and prepaid expenses as a result of the termination of the A-B agreement.

     There were no cash flows from investing activities for the nine months ended September 30, 2004, compared to $183,000 of cash provided by investing activities for the nine months ended September 30, 2003. For the nine months ended September 30, 2003, Centiv Services received cash of $225,000 from the sale of the CalGraph Business, partially offset by cash used of $42,000 for the purchase of computer and production equipment.

     Financing activities provided $271,000 in cash for the nine months ended September 30, 2004, compared to $1,391,000 provided by financing activities for the nine months ended September 30, 2003. In 2003, Centiv received net proceeds of $1,910,000 from a private equity offering. In addition, the Company repaid $500,000 of convertible subordinated debt.

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

     On May 15, 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY ("SFAS 150"), which improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or "MEZZANINE" equity, by now requiring those instruments to be classified as liabilities in the statement of financial position. SFAS 150 requires disclosure regarding the terms of those instruments and settlement alternatives. SFAS 150 affects an entity's classification of the following freestanding instruments: a) mandatorily redeemable instruments, b) financial instruments to repurchase an entity's own equity instruments, c) financial instruments embodying obligations that the issuer must or could choose to settle by issuing a variable number of its shares or other equity instruments based solely on (i) a fixed monetary amount known at inception or (ii) something other than changes in its own equity instruments, d) SFAS 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. The adoption of this statement did not have a material affect on the financial position or results of operations of the Company.

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


                            PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 18, 2004, the board of directors established and designated 200,000 shares of its par value $.001 Preferred Stock as Series C Preferred Stock. As of September 30, 2004, no shares of Series C Preferred Stock were issued or outstanding.

On August 31, 2004, the Company issued 1,000,000 shares of its common stock as consideration for consulting services rendered through July 31, 2004, with a value of $40,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable

ITEM 5.  OTHER INFORMATION

                  Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.
               ---------

       EXHIBIT
       NUMBER                             DESCRIPTION
     -----------  --------------------------------------------------------------

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

Date:  November 30, 2004

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